Form 10-Q
period 2019-05-04
Childrens Place, Inc.
filed 2019-05-29
CIK 1041859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
 FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2019

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

The number of shares outstanding of the registrant’s common stock with a par value of $0.10 per share, as of May 27, 2019 was 15,847,270 shares.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MAY 4, 2019

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	May 4, 2019	February 2, 2019	May 5, 2018
	(unaudited)		(unaudited)
	(in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$66,111	$69,136	$90,121
Accounts receivable	39,562	35,123	31,960
Inventories	341,174	303,466	334,680
Prepaid expenses and other current assets	27,156	27,670	69,569
Total current assets	474,003	435,395	526,330
Long-term assets:
Property and equipment, net	249,836	260,357	260,762
Right-of-use assets	458,702	—	—
Tradenames, net	73,656	—	—
Deferred income taxes	15,106	17,750	9,986
Other assets	14,651	13,544	13,849
Total assets	$1,285,954	$727,046	$810,927

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Revolving loan	$153,072	$48,861	$46,800
Accounts payable	205,643	194,786	219,488
Current lease liabilities	133,783	—	—
Income taxes payable	2,452	997	1,326
Accrued expenses and other current liabilities	105,252	86,755	97,487
Total current liabilities	600,202	331,399	365,101
Long-term liabilities:
Deferred rent liabilities	—	44,329	49,019
Long-term lease liabilities	367,307	—	—
Other tax liabilities	5,025	5,080	3,914
Income taxes payable	18,939	18,939	34,598
Other long-term liabilities	14,107	12,862	15,158
Total liabilities	1,005,580	412,609	467,790
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—	—
Common stock, $0.10 par value, 100,000 shares authorized; 15,915, 15,873 and 17,409 issued; 15,867, 15,827 and 16,605 outstanding	1,592	1,588	1,741
Additional paid-in capital	149,435	146,991	242,675
Treasury stock, at cost (48, 47 and 804 shares)	(2,747)	(2,685)	(102,498)
Deferred compensation	2,747	2,685	2,498
Accumulated other comprehensive loss	(15,542)	(14,934)	(14,010)
Retained earnings	144,889	180,792	212,731
Total stockholders’ equity	280,374	314,437	343,137
Total liabilities and stockholders’ equity	$1,285,954	$727,046	$810,927
See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
	(In thousands, except earnings per share)
Net sales	$412,382	$436,314
Cost of sales (exclusive of depreciation and amortization)	260,406	276,122
Gross profit	151,976	160,192
Selling, general, and administrative expenses	128,006	118,471
Depreciation and amortization	18,584	17,406
Asset impairment charges	348	1,257
Operating income	5,038	23,058
Interest expense	(1,799)	(663)
Interest income	88	366
Income before provision (benefit) for income taxes	3,327	22,761
Provision (benefit) for income taxes	(1,163)	(8,776)
Net income	$4,490	$31,537

Earnings per common share
Basic	$0.28	$1.85
Diluted	$0.28	$1.78

Weighted average common shares outstanding
Basic	15,847	17,002
Diluted	16,107	17,734

Cash dividends declared per common share	$0.56	$0.50

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
	(In thousands)
Net income	$4,490	$31,537
Other comprehensive income:
Foreign currency translation adjustment	(683)	(1,206)
Change in fair value of cash flow hedges, net of income taxes	75	27
Total comprehensive income	$3,882	$30,358

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

						Accumulated
			Additional			Other			Total
	Common Stock		Paid-In	Deferred	Retained	Comprehensive	Treasury Stock		Stockholders'
(in thousands, except dividends per share)	Shares	Amount	Capital	Compensation	Earnings	Loss	Shares	Value	Equity
BALANCE, February 3, 2018	17,257	$1,726	$258,501	$2,436	$226,303	$(12,831)	(46)	($2,436)	$473,699
Vesting of stock awards	458	46	(70)						(24)
Stock-based compensation			8,801						8,801
Capitalized stock-based compensation			85						85
Purchase and retirement of shares	(306)	(31)	(25,000)		(37,217)		(757)	(100,000)	(162,248)
Dividends declared ($0.50 per share)					(8,409)				(8,409)
Unvested dividends			358		(358)				—
ASC Topic 606 Adjustment					875				875
Change in cumulative translation adjustment						(1,206)			(1,206)
Change in fair value of cash flow hedges, net of income taxes						27			27
Deferral of common stock into deferred compensation plan				62			—	(62)	—
Net income					31,537				31,537
BALANCE, May 5, 2018	17,409	$1,741	$242,675	$2,498	$212,731	$(14,010)	(803)	$(102,498)	$343,137

BALANCE, February 2, 2019	15,873	$1,588	$146,991	$2,685	$180,792	$(14,934)	(47)	($2,685)	$314,437
Vesting of stock awards	403	40	(4)						36
Stock-based compensation			7,759						7,759
Purchase and retirement of shares	(363)	(36)	(5,526)		(29,581)				(35,143)
Dividends declared ($0.56 per share)					(8,930)				(8,930)
Unvested dividends			215		(215)				—
ASC Topic 842 Adjustment					(1,667)				(1,667)
Change in cumulative translation adjustment						(683)			(683)
Change in fair value of cash flow hedges, net of income taxes						75			75
Deferral of common stock into deferred compensation plan				62			(1)	(62)	—
Net income					4,490				4,490
BALANCE, May 4, 2019	15,913	$1,592	$149,435	$2,747	$144,889	$(15,542)	(48)	$(2,747)	$280,374

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,490	$31,537
Reconciliation of net income to net cash provided by (used in) operating activities:
Non-cash portion of operating lease expense	38,731	—
Depreciation and amortization	18,584	17,406
Stock-based compensation	7,759	8,797
Deferred taxes	3,159	2,573
Asset impairment charges	348	1,257
Other	69	91
Changes in operating assets and liabilities:
Inventories	(38,323)	(11,070)
Accounts receivable	(4,468)	(5,896)
Prepaid expenses and other current assets	4,840	140
Other non-current assets	3,394	(980)
Income taxes payable, net of prepayments	(2,955)	(16,436)
Accounts payable and other current liabilities	28,699	(40,283)
Other long-term liabilities	(43,142)	119
Net cash provided by (used in) operating activities	21,185	(12,745)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,009)	(11,065)
Acquisition of assets	(76,000)	—
Proceeds from sale of short-term investments	—	15,000
Change in deferred compensation plan	517	(333)
Net cash provided by (used in) investing activities	(86,492)	3,602
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock, including shares surrendered for tax withholdings and transaction costs	(33,319)	(162,248)
Payment of dividends	(8,930)	(8,409)
Borrowings under revolving loan	306,279	301,340
Repayments under revolving loan	(202,068)	(276,000)
Net cash provided by (used in) financing activities	61,962	(145,317)
Effect of exchange rate changes on cash and cash equivalents	320	62
Net decrease in cash and cash equivalents	(3,025)	(154,398)
Cash and cash equivalents, beginning of period	69,136	244,519
Cash and cash equivalents, end of period	$66,111	$90,121

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
	(In thousands)
OTHER CASH FLOW INFORMATION:
Net cash paid (refunded) during the period for income taxes	$(1,379)	$5,572
Cash paid during the period for interest	1,537	595
Increase (decrease) in accrued purchases of property and equipment	(2,019)	1,042

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION
Description of Business
The Children's Place, Inc. and subsidiaries (the “Company”) is the largest pure-play children's specialty apparel retailer in North America. The Company provides apparel, footwear, accessories, and other items for children. The Company designs, contracts to manufacture, sells at retail and wholesale, and licenses to sell, trend right, high-quality merchandise at value prices, the substantial majority of which is under its proprietary “The Children's Place”, "Place", and "Baby Place" brand names.
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of The Children’s Place, Inc. (the “Company”) as of May 4, 2019 and May 5, 2018 and the results of its consolidated operations for the thirteen weeks ended May 4, 2019 and May 5, 2018 and cash flows for the thirteen weeks ended May 4, 2019 and May 5, 2018 and stockholders' equity for the thirteen weeks ended May 4, 2019 and May 5, 2018. The consolidated financial position as of February 2, 2019 was derived from audited financial statements.  Due to the seasonal nature of the Company’s business, the results of operations for the thirteen weeks ended May 4, 2019 and May 5, 2018 are not necessarily indicative of operating results for a full fiscal year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2019.
Terms that are commonly used in the Company’s notes to consolidated financial statements are defined as follows:

•	First Quarter 2019 — The thirteen weeks ended May 4, 2019

•	First Quarter 2018 — The thirteen weeks ended May 5, 2018

•	FASB — Financial Accounting Standards Board

•	SEC — U.S. Securities and Exchange Commission

•	U.S. GAAP — Generally Accepted Accounting Principles in the United States

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
Leases
The Company adopted Accounting Standards Update No. 2016-02 "Leases" ("Topic 842") as of the beginning of fiscal 2019 using the modified retrospective transition method. Topic 842 requires that all leases greater than 12 months be recorded on the balance sheet as a right-of-use asset with a corresponding liability.
See Note 3 "Leases" for further details on the Company's adoption of Topic 842.
Inventories
Inventories, which consist primarily of finished goods, are stated at the lower of cost or net realizable value, with cost determined on an average cost basis. The Company capitalizes certain supply chain costs in inventory, and these costs are reflected within cost of sales as the inventories are sold. Inventory shrinkage is estimated in interim periods based upon the historical results of physical inventory counts in the context of current year facts and circumstances.
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

Stock-based compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover. Stock-based compensation expense, as it relates to Performance Awards, is also adjusted based on the Company's estimate of adjusted earnings per share and adjusted operating margin expansion and adjusted return on invested capital and ranking of our adjusted return on investment capital relative to that of companies in our peer group as they occur.
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
The Company’s cash and cash equivalents, assets of the Company’s Deferred Compensation Plan, accounts receivable, accounts payable, current lease liabilities, and revolving loan are all short-term in nature. As such, their carrying amounts approximate fair value and fall within Level 1 of the fair value hierarchy. The Company stock that is included in the Deferred Compensation Plan is not subject to fair value measurement.
The Company's assets and liabilities include foreign exchange forward contracts that are measured at fair value using observable market inputs such as forward rates, the Company's credit risk, and our counterparties’ credit risks. Based on these inputs, the Company's derivative assets and liabilities are classified within Level 2 of the valuation hierarchy.

The Company’s assets measured at fair value on a nonrecurring basis include long-lived assets, such as intangible assets, fixed assets, and right-of-use assets. The Company reviews the carrying amounts of such assets when events indicate that their carrying amounts may not be recoverable. Any resulting asset impairment would require that the asset be recorded at its fair value. The resulting fair value measurements of the assets are considered to fall within Level 3 of the fair value hierarchy.

Recently Issued Accounting Standards

Adopted in Fiscal 2019

In August 2017, the FASB issued guidance relating to the accounting for hedging activities. This guidance aims to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments in the guidance expand and refine hedge accounting for both non-financial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. We adopted this guidance in the First Quarter 2019. This adoption did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued guidance relating to the accounting for leases. This guidance applies a right-of-use model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset for the lease term and a liability to make lease payments. The lease term is the noncancellable period of the lease, and includes both periods covered by an option to extend the lease, if the lessee is reasonably certain to exercise that option, and periods covered by an option to terminate the lease, if the lessee is reasonably certain not to exercise that termination option. We adopted this guidance in the First Quarter 2019 using the modified-retrospective method. Refer to Note 3, "Leases”, for additional information.

To Be Adopted After Fiscal 2019

In August 2018, the FASB issued guidance related to the accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The guidance aims to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. The guidance is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019. We do not expect the guidance to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued guidance related to disclosure requirements for fair value measurement. The amendments modify current fair value measurement disclosure requirements by removing, adding, or modifying certain fair value measurement disclosures. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, and early adoption is permitted. We plan to adopt the new disclosure requirements on a prospective basis beginning in the year of adoption. We do not expect the guidance to have a material impact on our consolidated financial statements.

2. REVENUES
Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

The following table presents our revenues disaggregated by geography:

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
Net sales:	(In thousands)
South	$147,064	$153,764
Northeast	97,903	105,878
West	61,994	66,605
Midwest	54,648	57,501
International and other	50,773	52,566
Total net sales	$412,382	$436,314

The Company recognizes revenue, including shipping and handling fees billed to customers, upon purchase at the Company's retail stores or when received by the customer if the product was purchased via e-commerce, net of coupon redemptions and anticipated sales returns. The Company deferred approximately $5.1 million and $2.6 million as of May 4, 2019 and May 5, 2018, respectively, based upon estimated time of delivery, at which point control passes to the customer, and is recorded in accrued expenses and other current liabilities. Sales tax collected from customers is excluded from revenue.

For the sale of goods with a right of return, the Company recognizes revenue for the consideration it expects to be entitled to and calculates an allowance for estimated sales returns based upon the Company's sales return experience. Adjustments to the allowance for estimated sales returns in subsequent periods are generally not material based on historical data, thereby reducing the uncertainty inherent in such estimates. The allowance for estimated sales returns, which is recorded in accrued expenses and other current liabilities, was approximately $1.6 million and $1.3 million as of May 4, 2019 and May 5, 2018, respectively.

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

In measuring revenue and determining the consideration the Company is entitled to as part of a contract with a customer, the Company takes into account the related elements of variable consideration, such as additional bonuses, including profit-sharing, over the life of the program. Similar to the upfront bonus, the usage-based royalties and bonuses are recognized as revenue and allocated between the brand and reward obligations. The amount allocated to the brand obligation is recognized on a straight-line basis over the initial term. The amount allocated to the reward obligation is recognized on a point-in-time basis as redemptions under the loyalty program occur. In addition, the annual profit-sharing amount is estimated and recognized quarterly within an annual period when earned. The additional bonuses are amortized over the contract term based on anticipated progress against future targets and level of risk associated with achieving the targets. The Company deferred approximately $0.5 million as of May 4, 2019 in relation to its private label credit card performance obligations.

The Company has a points-based customer loyalty program, in which customers earn points based on purchases and other promotional activities. These points can be redeemed for coupons to discount future purchases. A contract liability is estimated based on the standalone selling price of benefits earned by customers through the program and the related redemption experience under the program. The value of each point earned is recorded as deferred revenue and is included within accrued expenses and other current liabilities. The total contract liability related to this program was $3.8 million and $4.8 million as of May 4, 2019 and May 5, 2018, respectively.

The Company's policy with respect to gift cards is to record revenue as and when the gift cards are redeemed for merchandise. The Company recognizes gift card breakage income in proportion to the pattern of rights exercised by the customer when the Company expects to be entitled to breakage and the Company determines that it does not have a legal obligation to remit the value of the unredeemed gift card to the relevant jurisdiction as unclaimed or abandoned property and is recorded within net sales. Prior to their redemption, gift cards are recorded as a liability, included within accrued expenses and other current liabilities. The total contract liability related to gift cards issued was $17.0 million and $15.9 million as of May 4, 2019 and May 5, 2018, respectively. The liability is estimated based on expected breakage that considers historical patterns of redemption. The following table provides the reconciliation of the contract liability related to gift cards:

Contract Liability
(In thousands)
Balance at February 2, 2019	$17,867
Gift cards sold	7,139
Gift cards redeemed	(7,142)
Gift card breakage	(831)
Balance at May 4, 2019	$17,033

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

3. LEASES
Adoption of ASC Topic 842, "Leases"

On February 3, 2019, the Company adopted ASC Topic 842 "Leases" ("Topic 842") using the modified retrospective method. Results for reporting periods beginning in fiscal 2019 are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with ASC Topic 840" Leases" ("Topic 840").

On February 3, 2019, the Company recognized a cumulative-effect charge of $1.7 million, net of tax, to the opening balance of retained earnings, which represents the initial impairment of right-of-use assets related to retail locations.

For operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. The right-of-use asset is initially and subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, less any accrued lease payments and unamortized lease incentives. For finance leases, the right-of-use asset is initially measured at cost and subsequently amortized using the straight-line method generally from the lease commencement date to the earlier of the end of its useful life or the end of the lease term.

The Company has elected the package of practical expedients permitted under the transition guidance within the new standard. Accordingly, we have adopted these practical expedients and did not reassess: (1) whether an expired or existing contract is a lease or contains an embedded lease; (2) lease classification of an expired or existing lease; (3) capitalization of initial direct costs for an expired or existing lease.

The Company has made an accounting policy election by class of underlying asset to not apply the recognition requirements of Topic 842 to leases with an initial term of 12 months or less. Leases with an initial lease term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term.

In certain leases, the Company has the right to exercise lease renewal options. Renewal option periods are included in the measurement of lease right-of-use assets and lease liabilities where the exercise is reasonably certain to occur.

The Company has lease agreements with lease and non-lease components. The Company elected a policy to account for lease and non-lease components as a single component for all asset classes.

The discount rate is the rate implicit in the lease unless that rate cannot be readily determined. In that case, the Company is required to use its incremental borrowing rate. The discount rate for a lease is determined based on the information available at the later of adoption of Topic 842 or at lease commencement. In general, the Company accounts for the underlying leased asset and applies a discount rate at the lease level. However, there are certain non-real estate leases for which the Company utilizes the portfolio method by aggregating similar leased assets based on the underlying lease term.

As of May 4, 2019, the Company's finance leases were not material to the consolidated balance sheets, consolidated statements of operations, or consolidated statement of cash flows.

We have certain lease agreements structured with both a fixed base rent and a contingent rent based on a percentage of sales over contractual levels, others with only contingent rent based on a percentage of sales and some with a fixed base rent adjusted periodically for inflation or changes in fair market value of the underlying real estate. Contingent rent is recognized as sales occur. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

We have operating leases for retail stores, corporate offices, distribution facilities, and certain equipment. Our leases have remaining lease terms of less than 1 year up to 10 years, some of which may include options to extend the leases for up to five years, and some of which may include options to early terminate the lease.

The following components of lease expense are included in the Company's consolidated statement of operations:

May 4, 2019
(in thousands)
Operating lease cost	$38,731
Variable lease cost[1]	$15,937
Total lease cost	$54,668
1Includes short term leases with lease periods of less than 12 months.

As of May 4, 2019, the weighted-average remaining operating lease term was 4.8 years and the weighted-average discount rate for operating leases was 5.0%.

Cash paid for amounts included in the measurement of operating lease liabilities in the First Quarter 2019 was approximately $39.8 million.

Right-of-use assets obtained in exchange for new operating lease liabilities was approximately $33.2 million.

As of May 4, 2019, the maturities of lease liabilities were as follows:

May 4, 2019
Operating Leases
(in thousands)
Remainder of 2019	$117,624
2020	133,783
2021	102,066
2022	70,062
2023	44,854
Thereafter	80,814
Total lease payments	$549,203
Less: imputed interest	$(48,113)
Present value of lease liabilities	$501,090

Future minimum annual lease payments under the Company's operating leases at February 2, 2019 were as follows:

Minimum Operating Lease Payments
(In thousands)
2019	$143,601
2020	117,037
2021	86,788
2022	57,734
2023	32,218
Thereafter	50,263
Total minimum lease payments	$487,641

4. INTANGIBLE ASSETS
During the First Quarter 2019, the Company acquired certain intellectual property and related assets (the “Gymboree Assets”) of Gymboree Group, Inc. and related entities, which included the worldwide rights to the names “Gymboree” and “Crazy 8” and other intellectual property, including trademarks, domain names, copyrights, and customer databases. These intangible assets, inclusive of acquisition costs, are recorded in the long-term assets section of the consolidated balance sheets.
The Company's intangible assets were as follows:

		May 4, 2019
	Useful life	Gross amount	Accumulated amortization	Net amount
		(in thousands)
Gymboree tradename(1)	Indefinite	$69,725	$—	$69,725
Crazy 8 tradename(1)	5 years	4,000	69	3,931
Customer databases(2)	3 years	3,000	83	2,917
Total intangibles, net		$76,725	$152	$76,573

(1)	Included within Tradenames, net in the consolidated balance sheets.

(2)	Included within Other assets in the consolidated balance sheets.

5. STOCKHOLDERS’ EQUITY
Share Repurchase Programs
The Company's Board of Directors has authorized the following share repurchase programs which were active during the First Quarter 2019 and First Quarter 2018: (1) $250 million in March 2017 (the "2017 Share Repurchase Program") and (2) $250 million in March 2018 (the "2018 Share Repurchase Program"). The 2017 Share Repurchase Programs has been completed. At May 4, 2019, there was approximately $206 million remaining on the 2018 Share Repurchase Program. Under these programs, the Company may repurchase shares in the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under a program will depend on a variety of factors including price, corporate and regulatory requirements, and other market and business conditions. The Company may suspend or discontinue a program at any time, and may thereafter reinstitute purchases, all without prior announcement.
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
The following table summarizes the Company's share repurchases:

	Thirteen Weeks Ended
	May 4, 2019		May 5, 2018
	Shares	Value	Shares	Value
	(In thousands)
Shares repurchases related to:
2017 Share Repurchase Program (1)	—	$—	1,034	$137,248
2018 Share Repurchase Program(2)(3)	344.3	$33,319	—	$—
Shares acquired and held in treasury under Deferred Compensation Plan	0.7	$62	0.4	$62

(1)	Inclusive of 0.3 million shares and $37.2 million in the First Quarter 2018 withheld to cover taxes in conjunction with the vesting of stock awards.

(2)	Inclusive of 0.2 million shares for approximately $15.3 million in the First Quarter 2019 withheld to cover taxes in conjunction with the vesting of stock awards.

(3)
Subsequent to May 4, 2019 and through May 27, 2019, the Company repurchased approximately 0.1 million shares for approximately $10.4 million, inclusive of 40 thousand shares for approximately $4.5 million withheld to cover taxes in conjunction with the vesting of stock awards.

In accordance with the FASB ASC 505--Equity, the par value of the shares retired is charged against common stock and the remaining purchase price is allocated between additional paid-in capital and retained earnings.  The portion charged against additional paid-in capital is done using a pro-rata allocation based on total shares outstanding.  Related to all shares retired during the First Quarter 2019 and the First Quarter 2018, approximately $29.6 million and $37.2 million, respectively, were charged to retained earnings.
Dividends
The First Quarter 2019 dividend of $0.56 per share was paid on April 26, 2019 to shareholders of record on the close of business on April 15, 2019. During the First Quarter 2019, $9.1 million was charged to retained earnings, of which $8.9 million related to cash dividends paid and $0.2 million related to dividend share equivalents on unvested Deferred Awards and Performance Awards. During the First Quarter 2018, $8.8 million was charged to retained earnings, of which $8.4 million related to cash dividends paid and $0.4 million related to dividend share equivalents on unvested Deferred Awards and Performance Awards.
The Company's Board of Directors declared a quarterly cash dividend of $0.56 per share to be paid June 28, 2019 to shareholders of record on the close of business on June 18, 2019. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the Company’s Board of Directors based on a number of factors, including business and market conditions, the Company’s future financial performance, and other investment priorities.

6. STOCK-BASED COMPENSATION
The following table summarizes the Company’s stock-based compensation expense:

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
	(In thousands)
Deferred Awards	$4,150	$3,813
Performance Awards	3,609	4,984
Total stock-based compensation expense (1)	$7,759	$8,797
____________________________________________

(1)
During the First Quarter 2019 and the First Quarter 2018, approximately $1.0 million and $1.0 million, respectively, were included within cost of sales. All other stock-based compensation is included in selling, general, and administrative expenses.

The Company recognized a tax benefit related to stock-based compensation expense of approximately $2.1 million and $2.3 million during the First Quarter 2019 and the First Quarter 2018, respectively.
Changes in the Company’s Unvested Stock Awards during the First Quarter 2019
Deferred Awards

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested Deferred Awards, beginning of period	299	$99.98
Granted	97	98.89
Vested	(54)	117.34
Forfeited	(6)	112.34
Unvested Deferred Awards, end of period	336	$96.66

Total unrecognized stock-based compensation expense related to unvested Deferred Awards approximated $22.2 million as of May 4, 2019, which will be recognized over a weighted average period of approximately 1.5 years.
Performance Awards

	Number of Shares (1)	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested Performance Awards, beginning of period	352	$90.66
Shares earned in excess of target	181	75.83
Vested shares, including shares vested in excess of target	(349)	75.83
Forfeited	(1)	126.47
Unvested Performance Awards, end of period	183	$104.17
____________________________________________

(1)	For those awards in which the performance period is complete, the number of unvested shares is based on actual shares that will vest upon completion of the service period.
For those awards in which the performance period is not yet complete, the number of unvested shares in the table above is based on the participants earning their Target Shares at 100%. However, the cumulative expense recognized reflects changes in estimated adjusted earnings per share, adjusted operating margin expansion, and adjusted return on invested capital as they occur. Total unrecognized stock-based compensation expense related to unvested Performance Awards approximated $6.1 million as of May 4, 2019, which will be recognized over a weighted average period of approximately 1.2 years.

7. EARNINGS PER COMMON SHARE
The following table reconciles net income and share amounts utilized to calculate basic and diluted earnings per common share:

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
	(In thousands)
Net income	$4,490	$31,537

Basic weighted average common shares	15,847	17,002
Dilutive effect of stock awards	260	732
Diluted weighted average common shares	16,107	17,734

8. PROPERTY AND EQUIPMENT
Property and equipment, net consist of the following:

	May 4, 2019	February 2, 2019	May 5, 2018
	(In thousands)
Property and equipment:
Land and land improvements	$3,403	$3,403	$3,403
Building and improvements	35,568	35,568	35,548
Material handling equipment	51,934	51,934	50,102
Leasehold improvements	299,735	301,233	309,365
Store fixtures and equipment	270,755	273,430	265,770
Capitalized software	256,343	254,064	239,770
Construction in progress	20,568	14,823	20,980
	938,306	934,455	924,938
Accumulated depreciation and amortization	(688,470)	(674,098)	(664,176)
Property and equipment, net	$249,836	$260,357	$260,762

At May 4, 2019, the Company performed impairment testing on 971 stores with a total net book value of approximately $72.0 million. During the First Quarter 2019, the Company recorded asset impairment charges of $0.3 million primarily for five stores, all of which were fully impaired.
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
9. CREDIT FACILITY
The Company and certain of its domestic subsidiaries maintain a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), Bank of America, N.A., HSBC Business Credit (USA) Inc., and JPMorgan Chase Bank, N.A., as lenders (collectively, the “Lenders”) and Wells Fargo, as Administrative Agent, Collateral Agent and Swing Line Lender. The following discussion of the Company's Credit Agreement is as of May 4, 2019. See Note 14 "Subsequent Events" for information concerning an amendment to the Credit Agreement.
The Credit Agreement consists of a $250 million asset based revolving credit facility, with a $50 million sublimit for standby and documentary letters of credit and an uncommitted accordion feature that could provide up to $50 million of additional availability. Revolving credit loans outstanding under the Credit Agreement bear interest, at the Company’s option, at:

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
The Company has capitalized an aggregate of approximately $4.3 million in deferred financing costs related to the Credit Agreement. The unamortized balance of deferred financing costs at May 4, 2019 was approximately $0.4 million. Unamortized deferred financing costs are amortized over the remaining term of the Credit Agreement.
The table below presents the components of the Company’s credit facility:

	May 4, 2019	February 2, 2019	May 5, 2018
	(In millions)
Credit facility maximum	$250.0	$250.0	$250.0
Borrowing base	250.0	250.0	250.0

Outstanding borrowings	153.1	48.9	46.8
Letters of credit outstanding—standby	6.3	7.0	7.0
Utilization of credit facility at end of period	159.4	55.9	53.8

Availability (1)	$90.6	$194.1	$196.2

Interest rate at end of period	3.8%	6.0%	3.5%

	First Quarter 2019	Fiscal 2018	First Quarter 2018
Average end of day loan balance during the period	$141.8	$64.4	$38.8
Highest end of day loan balance during the period	196.8	156.4	151.6
Average interest rate	4.6%	4.3%	4.6%
____________________________________________

(1)	The sublimit availability for the letters of credit was $43.7 million, $43.0 million, and $43.0 million at May 4, 2019, February 2, 2019, and May 5, 2018, respectively.

10. LEGAL AND REGULATORY MATTERS

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

11. INCOME TAXES
The Company computes income taxes using the liability method. This method requires recognition of deferred tax assets and liabilities, measured by enacted rates, attributable to temporary differences between the financial statement and income tax basis of assets and liabilities. The Company's deferred tax assets and liabilities are comprised largely of differences relating to depreciation and amortization, rent expense, inventory, stock-based compensation, and various accruals and reserves.
The Company’s effective tax rate for the First Quarter 2019 was (35.0)% compared to (38.6)% during the First Quarter 2018. The effective tax rate was higher during the First Quarter 2019 primarily as a result of a decrease in excess tax benefits related to the vesting of equity shares. The excess tax benefits decreased from approximately $14.2 million in the First Quarter 2018 to $2.1 million in the First Quarter 2019.

On December 22, 2017, the U.S. government passed the Tax Cuts and Jobs Act (“the Tax Act”), which required U.S. companies to pay a mandatory one-time transition tax on historical offshore earnings that have not been repatriated to the U.S. While the Company is no longer permanently reinvested to the extent earnings were subject to the transition tax under the Tax Act, no additional income taxes have been provided on any earnings subsequent to the transition or for any additional outside basis differences inherent in these entities, as these amounts continue to be permanently reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any additional outside basis differences in these entities (i.e., basis differences in excess of that subject to the one-time transition tax) is not practicable.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in provision for income taxes. The total amount of unrecognized tax benefits as of May 4, 2019, February 2, 2019, and May 5, 2018 were $5.0 million, $5.0 million and $3.9 million, respectively, and is included within non-current liabilities. The Company recognized less than $0.1 million in each of the First Quarter 2019 and the First Quarter 2018, respectively, of additional interest expense related to its unrecognized tax benefits. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in provision for income taxes.

The Company is subject to tax in the United States and foreign jurisdictions, including Canada and Hong Kong. The Company, joined by its domestic subsidiaries, files a consolidated income tax return for federal income tax purposes. The Company, with certain exceptions, is no longer subject to income tax examinations by U.S. federal, state and local, or foreign tax authorities for tax years 2013 and prior.

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

All derivative instruments are presented at gross fair value on the consolidated balance sheets within either prepaid expenses and other current assets or accrued expenses and other current liabilities. As of May 4, 2019, the Company had foreign exchange forward contracts with an aggregate notional amount of $8.7 million and the fair value of the derivative instruments was an asset of $1.6 million. As these foreign exchange forward contracts are measured at fair value using observable market inputs such as forward rates, the Company's credit risk and our counterparties’ credit risks, they are classified within Level 2 of the valuation hierarchy. Cash settlements related to these forward contracts are recorded within cash flows from operating activities within the consolidated statements of cash flows.
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings within cost of sales (exclusive of depreciation and amortization) in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in earnings within selling, general, and administrative expenses, consistent with where the Company records realized and unrealized foreign currency gains and losses on transactions in foreign denominated currencies. There were no losses related to hedge ineffectiveness during the First Quarter 2019. Assuming May 4, 2019 exchange rates remain constant, $0.7 million of gains, net of tax, related to hedges of these transactions are expected to be reclassified from OCI into earnings over the next 12 months. Changes in fair value associated with derivatives that are not designated and qualified as cash flow hedges are recognized as earnings within selling, general, and administrative expenses.
The Company enters into foreign exchange forward contracts with major banks and has risk exposure in the event of nonperformance by either party. However, based on our assessment, the Company believes that obligations under the contracts will be fully satisfied. Accordingly, there was no requirement to post collateral or other security to support the contracts as of May 4, 2019.

13. SEGMENT INFORMATION
In accordance with FASB ASC 280---Segment Reporting, the Company reports segment data based on geography: The Children’s Place U.S. and The Children’s Place International.  Each segment includes an e-commerce business located at www.childrensplace.com.  Included in The Children’s Place U.S. segment are the Company’s U.S. and Puerto Rico-based stores and revenue from the Company's U.S.-based wholesale business. Included in The Children's Place International segment are the Company's Canadian-based stores, revenue from the Company's Canadian wholesale business and revenue from international franchisees. The Company measures its segment profitability based on operating income, defined as income before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales.  The assets related to these functions are not allocated.  The Company periodically reviews these allocations and adjusts them based upon changes in business circumstances.  Net sales to external customers are derived from merchandise sales and the Company has no major customers that account for more than 10% of its net sales.  As of May 4, 2019, The Children’s Place U.S. owned and operated 849 stores and The Children’s Place International owned and operated 122 stores. As of May 5, 2018, The Children’s Place U.S. owned and operated 876 stores and The Children’s Place International owned and operated 126 stores.
The following tables provide segment level financial information:

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
	(In thousands)
Net sales:
The Children’s Place U.S.	$374,657	$395,779
The Children’s Place International (1)	37,725	40,535
Total net sales	$412,382	$436,314
Operating income:
The Children’s Place U.S.	$4,161	$21,356
The Children’s Place International	877	1,702
Total operating income	$5,038	$23,058
Operating income as a percent of net sales:
The Children’s Place U.S.	1.1%	5.4%
The Children’s Place International	2.3%	4.2%
Total operating income	1.2%	5.3%
Depreciation and amortization:
The Children’s Place U.S.	$16,709	$15,541
The Children’s Place International	1,875	1,865
Total depreciation and amortization	$18,584	$17,406
Capital expenditures:
The Children’s Place U.S.	$10,800	$10,846
The Children’s Place International	209	219
Total capital expenditures	$11,009	$11,065

____________________________________________

(1)	Net sales from The Children's Place International are primarily derived from revenues from Canadian operations.

	May 4, 2019	February 2, 2019	May 5, 2018
Total assets:	(In thousands)
The Children’s Place U.S.	$1,183,611	$651,728	$732,815
The Children’s Place International	102,343	75,318	78,112
Total assets	$1,285,954	$727,046	$810,927
14. SUBSEQUENT EVENTS
On May 9, 2019, the Company and certain of its domestic subsidiaries amended and restated its credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), Bank of America, N.A., HSBC Business Credit (USA) Inc., and JPMorgan Chase Bank, N.A., as lenders and Wells Fargo, as Administrative Agent, Collateral Agent and Swing Line Lender. The Credit Agreement, which now expires in May 2024, consists of a $325 million asset based revolving credit facility, with a $50 million sublimit for standby and documentary letters of credit.
Subsequent to May 4, 2019 and through May 27, 2019, the Company repurchased approximately 0.1 million shares for approximately $10.4 million, inclusive of 40 thousand shares for approximately $4.5 million withheld to cover taxes in conjunction with the vesting of stock awards.

The Company announced that its Board of Directors has declared a quarterly cash dividend of $0.56 per share to be paid on June 28, 2019 to shareholders of record on the close of business on June 18, 2019.

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
The following discussion should be read in conjunction with the Company’s unaudited financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 2, 2019.
Terms that are commonly used in our management’s discussion and analysis of financial condition and results of operations are defined as follows:

•	First Quarter 2019 — The thirteen weeks ended May 4, 2019

•	First Quarter 2018 — The thirteen weeks ended May 5, 2018

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
We are the largest pure-play children's specialty apparel retailer in North America. We design, contract to manufacture, sell at retail and wholesale, and license to sell, trend right, high quality merchandise at value prices, the substantial majority of which is under our proprietary “The Children's Place”, "Place", and "Baby Place" brand names. As of May 4, 2019, we operated 971 stores across North America, our e-commerce business at www.childrensplace.com, and had 212 international points of distribution open and operated by our eight franchise partners in 20 countries.

Segment Reporting
In accordance with the “Segment Reporting” topic of the FASB ASC, we report segment data based on geography: The Children’s Place U.S. and The Children’s Place International.  Each segment includes an e-commerce business located at www.childrensplace.com.  Included in The Children’s Place U.S. segment are our U.S. and Puerto Rico-based stores and revenue from our U.S.-based wholesale business. Included in The Children's Place International segment are our Canadian- based stores, revenue from the Company's Canadian wholesale business, as well as revenue from international franchisees. We measure our segment profitability based on operating income, defined as income before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales.  The assets related to these functions are not allocated.  We periodically review these allocations and adjust them based upon changes in business circumstances.  Net sales from external customers are derived from merchandise sales, and we have no major customers that account for more than 10% of our net sales.  As of May 4, 2019, The Children’s Place U.S. owned and operated 849 stores and The Children’s Place International owned and operated 122 stores. As of May 5, 2018, The Children’s Place U.S. owned and operated 876 stores and The Children’s Place International owned and operated 126 stores.
Recent Developments
On April 4, 2019, we completed the acquisition of certain intellectual property and related assets (the “Gymboree Assets”) of Gymboree Group, Inc. and related entities, which includes the worldwide rights to the names “Gymboree” and “Crazy 8” and other intellectual property, including trademarks, domain names, copyrights, and customer databases. The purchase price was funded by cash on hand and borrowings under the Company’s revolving credit facility.
Additionally, on May 9, 2019, we amended and restated our Credit Agreement to increase the availability of our asset based revolving credit facility to $325 million from $250 million. See Note 14 "Subsequent Events" for information concerning the amendment to the Credit Agreement.
On May 10, 2019, tariffs on certain imported merchandise from China increased from 10% to 25%. For the Company, products affected include backpacks, fashion bags, lunch bags, and hats. The Company expects this increase to have a minimal adverse affect on our financial position, results of operations, and cash flows. Tariffs of 25% have been formally proposed on all remaining goods imported from China. If imposed, these tariffs would affect all other of the Company's products imported from China, such as apparel and footwear, and would have an adverse impact on our financial position, results of operations, and cash flows.
Operating Highlights
Our Comparable Retail Sales decreased 4.6% during the First Quarter 2019 and net sales decreased by $23.9 million, or 5.5%, to $412.4 million during the First Quarter 2019. First Quarter 2019 was severely impacted by competitor inventory liquidations and delayed income tax refunds.
  Gross margin leveraged 20 basis points to 36.9% during the First Quarter 2019 from 36.7% during the First Quarter 2018. The comparability of our gross margin was affected by certain restructuring and fleet optimization items during the First Quarter 2019 and First Quarter 2018. Excluding the impact of these items, gross margin de-leveraged 30 basis points to 36.7% during the First Quarter 2019 from 37.0% during the First Quarter 2018. The de-leverage primarily related to competitor inventory liquidations, de-leverage of fixed expenses resulting from the decline in Comparable Retail Sales and the adverse impact of increased penetration of our e-commerce business. This was offset by our merchandise margin expansion, which was driven by strong inventory management, lower product costs, and higher realized pricing.
Selling, general, and administrative expenses increased $9.5 million to $128.0 million during the First Quarter 2019 from $118.5 million during the First Quarter 2018. As a percentage of net sales, SG&A increased 380 basis points to 31.0% during the First Quarter 2019 from 27.2% during the First Quarter 2018. The increase was primarily due to de-leverage of fixed expenses resulting from the decline in Comparable Retail Sales and higher incentive compensation expense.
Provision (benefit) for income taxes was a benefit of $1.2 million during the First Quarter 2019 compared to a benefit of $8.8 million during the First Quarter 2018.  Our effective tax rate was (35.0)% and (38.6)% in the First Quarter 2019 and the First Quarter 2018, respectively. The effective tax rate was higher during the First Quarter 2019 primarily as a result of a decrease in excess tax benefits related to the vesting of equity shares. The excess tax benefits decreased from approximately $14.2 million in the First Quarter 2018 to an excess tax benefit of $2.1 million in the First Quarter 2019.

Net income was $4.5 million during the First Quarter 2019 compared to $31.5 million during the First Quarter 2018, due to the factors discussed above.  Earnings per diluted share was $0.28 in the First Quarter 2019 compared to $1.78 per diluted share in the First Quarter 2018.  This decrease in earnings per share is due to the factors noted above, partially offset by a lower weighted average common shares outstanding of approximately 1.6 million, which is the result of our share repurchase program.
We continue to make progress on our key strategic growth initiatives--superior product, business transformation through technology, alternate channels of distribution, and fleet optimization.
Focus on product remains our top priority and strong product acceptance and our inventory management are anticipated to deliver gross margin and inventory productivity benefits.

Our business transformation through technology initiative has two key components: digital transformation and inventory management. With respect to digital transformation, our goal is to deliver one to one personalization focusing on improving customer acquisition and increasing customer engagement with our brand and to continue to gain market share. The transformation of our digital capabilities will continue during fiscal 2019 as we continue to make foundational enhancements to further support our digital platform, including: moving to responsive design, which will provide a consistent customer experience across all devices; adding a content management system; adding a digital asset management system; cross device linking to drive personalization; a full point-of-sale roll-out with save the sale functionality; and the continued roll-out of buy-on-line ship to store. With respect to inventory management, we have implemented assortment planning, allocation, replenishment, order planning, and forecasting tools.

With respect to alternate channels of distribution, we continued our international expansion program during the First Quarter 2019 with our franchise partners and added additional international points of distribution (stores, shop in shops, e-commerce site) bringing our total count to 212 points of distribution operating in 20 countries. Along with Semir, China's largest specialty children's apparel retailer, we plan to open approximately 15 to 20 locations in the China market in fiscal 2019. In our wholesale business, our relationship with Amazon continues to develop with the expansion of our replenishment program.
We continue to evaluate our store fleet as part of our fleet optimization initiative to improve store productivity and plan to close approximately 300 stores through fiscal 2020, which includes the 213 stores closed since the announcement of this initiative. We have identified 25 new store openings through our Gymboree due diligence and plan to open approximately 10 new stores in fiscal 2019. However, we will remain a net closer of stores.

During the First Quarter 2019, we repurchased approximately 0.3 million shares for approximately $33.3 million under our share repurchase program inclusive of shares surrendered to cover tax withholdings associated with the vesting of equity awards. As of May 4, 2019, there was approximately $206.0 million remaining pursuant to the 2018 Share Repurchase Program. We also paid cash dividends of $8.9 million during the First Quarter 2019 and announced that our Board of Directors has declared a quarterly cash dividend of $0.56 per share to be paid on June 28, 2019 to shareholders of record on the close of business on June 18, 2019.
We have subsidiaries whose operating results are based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars. The table below summarizes those average translation rates that most impact our operating results:

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
Average Translation Rates (1)
Canadian Dollar	0.7505	0.7840
Hong Kong Dollar	0.1274	0.1276
China Yuan Renminbi	0.1490	0.1571
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
Inventory Valuation- We value inventory at the lower of cost or net realizable value, with cost determined using an average cost method. The estimated market value of inventory is determined based on an analysis of historical sales trends of our individual product categories, the impact of market trends and economic conditions, and a forecast of future demand, as well as plans to sell through inventory. Estimates may differ from actual results due to the quantity, quality, and mix of products in inventory, consumer and retailer preferences, and market conditions.  Our historical estimates have not differed materially from actual results and a 10% difference in our reserve as of May 4, 2019 would have impacted net income by approximately $0.1 million.  Our reserve balance at May 4, 2019 was approximately $1.8 million compared to $3.7 million at May 5, 2018.
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
Time Vesting and Performance-Based Awards
We generally grant time vesting and performance-based stock awards to employees at management levels and above.  We also grant time vesting stock awards to our non-employee directors.  Time vesting awards are granted in the form of restricted stock units that require each recipient to complete a service period ("Deferred Awards"). Deferred Awards granted to employees generally vest ratably over three years. Deferred Awards granted to non-employee directors generally vest after one year. Performance-based stock awards are granted in the form of restricted stock units which have a performance criteria that must be achieved for the awards to be earned in addition to a service period requirement ("Performance Awards"), and each Performance Award has a defined number of shares that an employee can earn (the "Target Shares"). With the approval of the Board's Compensation Committee, the Company may settle vested Deferred Awards and Performance Awards to the employee in shares, in a cash amount equal to the market value of such shares at the time all requirements for delivery of the award have been met, or in part shares and cash. For Performance Awards issued during fiscal 2016 and fiscal 2017 (the “2016 and 2017 Performance Awards”), an employee may earn from 0% to 200% of their Target Shares based on the cumulative adjusted earnings per share achieved for the three-year performance period, adjusted operating margin expansion achieved for the three-year performance period, and adjusted return on invested capital ("adjusted ROIC") achieved at the end of the performance period. The 2016 and 2017 Performance Awards cliff vest, if earned, after completion of the applicable three year performance period. The fair value of the 2016 and 2017 Performance Awards granted is based on the closing price of our common stock on the grant date. For Performance Awards issued during fiscal 2018 (the “2018 Performance Awards”), an employee may earn from 0% to 250% of their Target Shares based on the cumulative adjusted earnings per share achieved for the three-year performance period, adjusted operating margin expansion achieved for the three-year performance period, adjusted ROIC achieved as of the end of the performance period, and our adjusted ROIC relative to that of companies in our peer group as of the end of the performance period. The 2018 Performance Awards cliff vest, if earned, after completion of the three-year performance period. The fair value of the 2018 Performance Awards granted is based on the closing price of our common stock on the grant date. Compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover. While actual forfeitures could vary significantly from those estimated, a 10% change in our estimated forfeiture rate would impact our fiscal 2019 net income by approximately $1.1 million.
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
We review all stores that have been open for at least two years, or sooner if circumstances should dictate, on at least an annual basis.  We believe waiting two years allows a store to reach a maturity level where a more comprehensive analysis of financial performance can be performed. For each store that shows indications of operating losses, we project future cash flows over the remaining life of the lease and compare the total undiscounted cash flows to the net book value of the related long-lived assets.  If the undiscounted cash flows are less than the related net book value of the long-lived assets, they are written down to their fair market value.  We primarily determine fair market value to be the discounted future cash flows associated with those assets.  In evaluating future cash flows, we consider external and internal factors.  External factors comprise the local environment in which the store resides, including mall traffic, competition, and their effect on sales trends.  Internal factors include our ability to gauge the fashion taste of our customers, control variable costs such as cost of sales and payroll, and in certain cases, our ability to renegotiate lease costs. If external factors should change unfavorably, if actual sales should differ from our projections, or if our ability to control costs is insufficient to sustain the necessary cash flows, future impairment charges could be material.  At May 4, 2019, the average net book value per store was approximately $0.1 million.
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

Our cash and cash equivalents, accounts receivable, assets of the Company’s Deferred Compensation Plan, accounts payable, current lease liabilities, and revolving loan are all short-term in nature.  As such, their carrying amounts approximate fair value and fall within Level 1 of the fair value hierarchy. The Company stock included in the Deferred Compensation Plan is not subject to fair value measurement.

Our assets measured at fair value on a nonrecurring basis include long-lived assets, such as intangible assets, fixed assets, and right-of-use assets. We review the carrying amounts of such assets when events indicate that their carrying amounts may not be recoverable. Any resulting asset impairment would require that the asset be recorded at its fair value. The resulting fair value measurements of the assets are considered to fall within Level 3 of the fair value hierarchy.

Our derivative assets and liabilities include foreign exchange forward contracts that are measured at fair value using observable market inputs such as forward rates, our credit risk, and our counterparties’ credit risks. Based on these inputs, our derivative assets and liabilities are classified within Level 2 of the valuation hierarchy.

Insurance and Self-Insurance Liabilities- Based on our assessment of risk and cost efficiency, we self-insure as well as purchase insurance policies to provide for workers' compensation, general liability and property losses, cyber-security coverage, as well as directors' and officers' liability, vehicle liability, and employee medical benefits.  We estimate risks and record a liability based upon historical claim experience, insurance deductibles, severity factors, and other actuarial assumptions.  These estimates include inherent uncertainties due to the variability of the factors involved, including type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant, and governmental regulations.  While we believe that our risk assessments are appropriate, these uncertainties or a deviation in future claims trends from recent historical patterns could result in our recording additional or reduced expenses, which may be material to our results of operations.  Our historical estimates have not differed materially from actual results and a 10% difference in our insurance reserves as of May 4, 2019 would have impacted net income by approximately $0.5 million.
Recently Issued Accounting Standards

Adopted in Fiscal 2019

In August 2017, the FASB issued guidance relating to the accounting for hedging activities. This guidance aims to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments in the guidance expand and refine hedge accounting for both non-financial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. We adopted this guidance in the First Quarter 2019. This adoption did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued guidance relating to the accounting for leases. This guidance applies a right-of-use model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset for the lease term and a liability to make lease payments. The lease term is the noncancellable period of the lease, and includes both periods covered by an option to extend the lease, if the lessee is reasonably certain to exercise that option, and periods covered by an option to terminate the lease, if the lessee is reasonably certain not to exercise that termination option. We adopted this guidance in the First Quarter 2019 using the modified-retrospective method. Refer to Note 3, "Leases”, for additional information.

To Be Adopted After Fiscal 2019

In August 2018, the FASB issued guidance related to the accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The guidance aims to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. The guidance is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019. We do not expect the guidance to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued guidance related to disclosure requirements for fair value measurement. The amendments modify current fair value measurement disclosure requirements by removing, adding, or modifying certain fair value measurement disclosures. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, and early adoption is permitted. We plan to adopt the new disclosure requirements on a prospective basis beginning in the year of adoption. We do not expect the guidance to have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales. We primarily evaluate the results of our operations as a percentage of net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of net sales (i.e., “basis points”). For example, gross profit increased approximately 20 basis points to 36.9% of net sales during the First Quarter 2019 from 36.7% during the First Quarter 2018.  Accordingly, to the extent that our sales have increased at a faster rate than our costs (i.e., “leveraging”), the more efficiently we have utilized the investments we have made in our business.  Conversely, if our sales decrease or if our costs grow at a faster pace than our sales (i.e., “de-leveraging”), we have less efficiently utilized the investments we have made in our business.

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
Net sales	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization)	63.1	63.3
Gross profit	36.9	36.7
Selling, general, and administrative expenses	31.0	27.2
Depreciation and amortization	4.5	4.0
Asset impairment charge	0.1	0.3
Operating income	1.2	5.3
Income before income taxes	0.8	5.2
Provision (benefit) for income taxes	(0.3)	(2.0)
Net income	1.1%	7.2%
Number of Company-operated stores, end of period	971	1,002
____________________________________________
 Table may not add due to rounding.

The following tables set forth net sales by segment, for the periods indicated.

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
Net sales:	(In thousands)
The Children’s Place U.S.	$374,657	$395,779
The Children’s Place International	37,725	40,535
Total net sales	$412,382	$436,314

First Quarter 2019 Compared to the First Quarter 2018

Net sales decreased by $23.9 million, or 5.5%, to $412.4 million during the First Quarter 2019 from $436.3 million during the First Quarter 2018.  First Quarter 2019 was adversely impacted by competitor inventory liquidations and delayed income tax refunds. Our net sales decreased by $23.9 million driven primarily by a Comparable Retail Sales decrease of 4.6%.
We believe that our e-commerce and brick-and-mortar retail store operations are highly interdependent, with both sharing common customers purchasing from a common pool of product inventory. Accordingly, we believe that consolidated omni-channel reporting presents the most meaningful and appropriate measure of our performance, including Comparative Retail Sales and revenues.
The Children’s Place U.S. net sales decreased $21.1 million, or 5.3%, to $374.7 million in the First Quarter 2019 compared to $395.8 million in the First Quarter 2018.  This decrease primarily resulted from a U.S. Comparable Retail Sales decrease of 4.4%.
The Children’s Place International net sales decreased $2.8 million, or 6.9%, to $37.7 million in the First Quarter 2019 compared to $40.5 million in the First Quarter 2018.  The decrease resulted primarily from a Canadian Comparable Retail Sales decrease of 6.4%.
Total e-commerce sales, which include postage and handling, increased to approximately 29.2% of net sales during First Quarter 2019 from approximately 26.8% during First Quarter 2018.
Gross profit decreased by $8.2 million to $152.0 million during the First Quarter 2019 from $160.2 million during the First Quarter 2018.  Gross margin leveraged 20 basis points to 36.9% during the First Quarter 2019 from 36.7% during the First Quarter 2018. The comparability of our gross margin was affected by certain restructuring and fleet optimization items during the First Quarter 2019 and First Quarter 2018. Excluding the impact of these items, gross margin de-leveraged 30 basis points to 36.7% during the First Quarter 2019 from 37.0% during the First Quarter 2018. The de-leverage primarily related to competitor inventory liquidations, de-leverage of fixed expenses resulting from the decline in Comparable Retail Sales and the adverse impact of increased penetration of our e-commerce business. This was offset by our merchandise margin expansion, which was driven by strong inventory management, lower product costs, and higher realized pricing.
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

Selling, general, and administrative expenses increased $9.5 million to $128.0 million during the First Quarter 2019 from $118.5 million during the First Quarter 2018. As a percentage of net sales, SG&A increased 380 basis points to 31.0% during the First Quarter 2019 from 27.2% during the First Quarter 2018. The increase was primarily due to de-leverage of fixed expenses resulting from the decline in Comparable Retail Sales and higher incentive compensation expense.
Asset impairment charges were $0.3 million during the First Quarter 2019, primarily all of which related to the full impairment of five stores. Asset impairment charges during the First Quarter 2018 were $1.3 million, of which $0.3 million related to the full impairment of two stores, and $1.0 million related to the write-down of information technology systems.
Depreciation and amortization was $18.6 million during the First Quarter 2019 compared to $17.4 million during the First Quarter 2018 reflecting increased depreciation associated with our ongoing investment in business transformation initiatives.
Benefit for income taxes was $1.2 million during the First Quarter 2019 compared to $8.8 million during the First Quarter 2018.  Our effective tax rate was (35.0)% and (38.6)% in the First Quarter 2019 and the First Quarter 2018, respectively. The effective tax rate was higher during the First Quarter 2019 primarily as a result of a decrease in excess tax benefits related to the vesting of equity shares. The excess tax benefits decreased from approximately $14.2 million in the First Quarter 2018 to $2.1 million in the First Quarter 2019.
Net income was $4.5 million during the First Quarter 2019 compared to $31.5 million during the First Quarter 2018, due to the factors discussed above.  Earnings per diluted share was $0.28 in the First Quarter 2019 compared to $1.78 per diluted share in the First Quarter 2018.  This decrease in earnings per share is due to the factors noted above, partially offset by a lower weighted average common shares outstanding of approximately 1.6 million, which is the result of our share repurchase program.

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
Our working capital decreased $287.4 million to a deficit of $126.2 million at May 4, 2019 compared to $161.2 million at May 5, 2018, primarily due to the funding of the Gymboree assets acquisition and the adoption of Topic 842, which resulted in an increase in current lease liabilities. During the First Quarter 2019, the Company increased its borrowings under its revolving credit facility in order to fund the $76.0 million Gymboree assets acquisition. During the First Quarter 2019, we repurchased approximately 0.3 million shares for approximately $33.3 million, inclusive of shares repurchased and surrendered to cover tax withholdings associated with the vesting of equity awards.  During the First Quarter 2018, we repurchased approximately 1.0 million shares for approximately $162.2 million, inclusive of shares repurchased and surrendered to cover tax withholdings associated with the vesting of equity awards. We also paid cash dividends of $8.9 million and $8.4 million during the First Quarter 2019 and the First Quarter 2018, respectively. Subsequent to May 4, 2019 and through May 27, 2019, we repurchased approximately 0.1 million shares for approximately $10.4 million, inclusive of 40 thousand shares for approximately $4.5 million withheld to cover taxes in conjunction with the vesting of stock awards, and declared a quarterly cash dividend of $0.56 per share to be paid on June 28, 2019 to shareholders of record on the close of business on June 18, 2019.
At May 4, 2019, our credit facility provides for borrowings up to the lesser of $250.0 million or our borrowing base, as defined by the credit facility agreement (see “Credit Facility” below).  At May 4, 2019, we had $153.1 million of outstanding borrowings and $90.6 million available for borrowing. In addition, at May 4, 2019, we had $6.3 million of outstanding letters of credit with an additional $43.7 million available for issuing letters of credit.
We expect to be able to meet our working capital and capital expenditure requirements for the foreseeable future by using our cash on hand, cash flows from operations, and availability under our credit facility.

Credit Facility
We and certain of our domestic subsidiaries maintain a credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), Bank of America, N.A., HSBC Business Credit (USA) Inc., and JPMorgan Chase Bank, N.A. as lenders (collectively, the “Lenders”) and Wells Fargo, as Administrative Agent, Collateral Agent and Swing Line Lender (the “Credit Agreement”). The following discussion of the Company's Credit Agreement is as of May 4, 2019. See Note 14 "Subsequent Events" for information concerning an amendment to the Credit Agreement.
The Credit Agreement consists of a $250 million asset based revolving credit facility, with a $50 million sublimit for standby and documentary letters of credit and an uncommitted accordion feature that could provide up to $50 million of additional availability. Revolving credit loans outstanding under the Credit Agreement bear interest, at the Company’s option, at:

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
We have capitalized an aggregate of approximately $4.3 million in deferred financing costs related to the Credit Agreement. The unamortized balance of deferred financing costs at May 4, 2019 was approximately $0.4 million. Unamortized deferred financing costs are amortized over the remaining term of the Credit Agreement.
Cash Flows and Capital Expenditures
During the First Quarter 2019, cash flows provided by operating activities were $21.2 million compared to cash flows used in operating activities of $12.7 million during the First Quarter 2018. The increase was primarily due to working capital changes.
During the First Quarter 2019, cash flows used in investing activities were $86.5 million compared to cash flows provided by investing activities of $3.6 million during the First Quarter 2018. This change was primarily due to the Gymboree assets acquisition.
During the First Quarter 2019, cash flows provided by financing activities were $62.0 million compared to cash flows used in financing activities of $145.3 million during the First Quarter 2018.  The increase primarily resulted from a decrease in purchases of our common stock, primarily related to our accelerated share repurchase program in the First Quarter 2018, as well as increased borrowings under our revolving credit facility during the First Quarter 2019.
We anticipate that total capital expenditures will be approximately $75 million in fiscal 2019, primarily related to our business transformation initiatives, system integration costs associated with our re-launch of the Gymboree brand, and new store openings, compared to $71 million in fiscal 2018. Our ability to continue to meet our capital requirements in fiscal 2019 depends on our cash on hand, our ability to generate cash flows from operations, and our available borrowings under our revolving credit facility.  Cash flow generated from operations depends on our ability to achieve our financial plans.  During the First Quarter 2019, we were able to fund our capital expenditures with cash on hand and cash generated from operating activities supplemented by funds from our revolving credit facility.  We believe that our existing cash on hand, cash generated from operations, and funds available to us through our revolving credit facility will be sufficient to fund our capital and other cash requirements for the foreseeable future.

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
All derivative instruments are presented at gross fair value on the consolidated balance sheets within either prepaid expenses and other current assets or accrued expenses and other current liabilities. As of May 4, 2019, we had foreign exchange forward contracts with an aggregate notional amount of $8.7 million and the fair value of the derivative instruments was an asset of $1.6 million.

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
Interest Rates
Our credit facility bears interest at a floating rate equal to the prime rate or LIBOR, plus a calculated spread based on our average excess availability.  As of May 4, 2019, we had $153.1 million in borrowings under our credit facility. A 10% change in the prime rate or LIBOR interest rates would not have had a material impact on our interest expense.
Foreign Assets and Liabilities
Assets and liabilities outside the United States are primarily located in Canada and Hong Kong.  Our investments in our Canadian and Hong Kong subsidiaries are considered long-term. As of May 4, 2019, net assets in Canada and Hong Kong were approximately $34.0 million and $43.0 million, respectively.  A 10% increase or decrease in the Canadian and Hong Kong exchange rates would increase or decrease the corresponding net investment by approximately $3.4 million and $4.3 million, respectively.  All changes in the net investment of our foreign subsidiaries are recorded in other comprehensive income as unrealized gains or losses.
As of May 4, 2019, we had approximately $58.8 million of our cash and cash equivalents held in foreign countries, of which approximately $11.2 million was in Canada, approximately $43.1 million was in Hong Kong and approximately $4.5 million was in other foreign countries.
Foreign Operations
We have exchange rate exposure primarily with respect to certain revenues and expenses denominated in Canadian dollars. As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses.  Assuming a 10% change in foreign exchange rates, First Quarter 2019 net sales could have decreased or increased by approximately $3.2 million and total costs and expenses could have decreased or increased by approximately $4.4 million.  Additionally, we have foreign currency denominated receivables and payables that when settled, result in transaction gains or losses.  At May 4, 2019, we had foreign currency denominated receivables and payables, including inter-company balances, of $4.3 million and $5.7 million, respectively.

Our Canadian subsidiary’s functional currency is the Canadian dollar but purchases inventory from suppliers in U.S. dollars. In order to mitigate the variability of cash flows associated with certain of these forecasted inventory purchases, we enter into foreign exchange forward contracts. As of May 4, 2019, we had foreign exchange forward contracts with an aggregate notional amount of $8.7 million and the fair value of the derivative instruments was an asset of $1.6 million.

Assuming a 10% change in Canadian foreign exchange rates, the fair value of these instruments could have decreased by or increased by approximately $0.9 million. Any resulting changes in the fair value of the instruments would be partially offset by changes in the underlying balance sheet positions. We do not hedge all transactions denominated in foreign currency.

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
Management, including our Chief Executive Officer and President and our Chief Operating Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of May 4, 2019. Based on that evaluation, our Chief Executive Officer and President and our Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level, as of May 4, 2019, to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive, principal accounting and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

Certain legal proceedings in which we are involved are discussed in Note 10 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended February 2, 2019. See Note 10 to the accompanying consolidated financial statements for a discussion of the recent developments concerning our legal proceedings.

Item 1A.	RISK FACTORS.

There were no material changes to the risk factors disclosed in Item 1A of Part I in our Annual Report on Form 10-K for the year ended February 2, 2019.

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

The following table provides a month-by-month summary of our share repurchase activity during the First Quarter 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs
2/3/19-3/2/19 (1)	108,893	$91.08	108,200	$229,171
3/3/19-4/6/19 (2)	173,264	96.39	173,264	212,470
4/7/19-5/4/19	62,800	107.54	62,800	205,716
Total	344,957	$96.75	344,264	$205,716
____________________________________________

(1)	Consists of 693 shares acquired as treasury stock as directed by participants in the Company's deferred compensation plan .

(2)	Consists of 158,864 shares withheld to cover taxes in conjunction with the vesting of stock awards.

Item 6.	Exhibits.

The following exhibits are filed with this Quarterly Report on Form 10-Q:

10.1(+)(*)	Form of Performance-Based Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Plan (Senior Vice President & above).

10.2(+)(*)	Form of Performance-Based Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Plan (below Senior Vice President).

10.3(+)(*)	Letter Agreement dated February 13, 2019 between The Children's Place Services Company, LLC and Claudia Lima-Guinehut.

10.4(+)(*)	Letter Agreement dated April 9, 2019 between The Children's Place Services Company, LLC and Leah Swan.

10.5(+)
Amended and Restated Credit Agreement, dated as of May 9, 2019, by and among the Company and The Children's Place Services Company, LLC, as borrowers, The Children's Place (International), LLC, The Children's Place Canada Holdings, Inc., the childrensplace.com, inc., TCP IH II, LLC, TCP International IP Holdings, LLC and TCP International Product Holdings, LLC, as guarantors, Wells Fargo Bank, National Association (successor by merger to Wells Fargo Retail Finance, LLC), as Administrative Agent and Collateral Agent, L/C Issuer, Swing Line Lender and as a lender and Bank of America, N.A., HSBC Bank USA, N.A. and JPMorgan Chase Bank, N.A., as lenders.

10.6(+)	Asset Purchase Agreement, dated March 1, 2019, by and among TCP Brands, LLC, as buyer, and Gymboree Group, Inc. and its subsidiaries, as sellers.

31.1(+)	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2(+)	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32(+)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
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

THE CHILDREN’S PLACE, INC.

Date:	May 29, 2019	By:	/S/ JANE T. ELFERS
JANE T. ELFERS
Chief Executive Officer and President
(Principal Executive Officer)

Date:	May 29, 2019	By:	/S/ ROBERT HELM
ROBERT HELM
Vice President, Finance and Accounting
(Principal Accounting Officer)