Form 10-Q
period 2019-08-03
Childrens Place, Inc.
filed 2019-08-27
CIK 1041859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
 FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number 0-23071
______________________________________________________
 THE CHILDRENS PLACE, INC.
(Exact name of registrant as specified in its charter)

Delaware	31-1241495
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

500 Plaza Drive
Secaucus, New Jersey	07094
(Address of Principal Executive Offices)	(Zip Code)

(201) 558-2400
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $0.10 par value
Trading Symbol: PLCE
Name of each exchange on which registered: Nasdaq Global Select Market
___________________________________________

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

The number of shares outstanding of the registrant’s common stock with a par value of $0.10 per share, as of August 23, 2019 was 15,570,960 shares.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED AUGUST 3, 2019

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	August 3, 2019	February 2, 2019	August 4, 2018
	(unaudited)		(unaudited)
	(in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$65,357	$69,136	$106,405
Accounts receivable	39,638	35,123	47,622
Inventories	386,174	303,466	366,461
Prepaid expenses and other current assets	30,258	27,670	53,224
Total current assets	521,427	435,395	573,712
Long-term assets:
Property and equipment, net	248,777	260,357	257,055
Right-of-use assets	430,145	—	—
Tradenames, net	73,456	—	—
Deferred income taxes	15,590	17,750	8,484
Other assets	14,142	13,544	15,093
Total assets	$1,303,537	$727,046	$854,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Revolving loan	$196,352	$48,861	$89,335
Accounts payable	236,619	194,786	250,184
Current lease liabilities	127,695	—	—
Income taxes payable	5,068	997	4,545
Accrued expenses and other current liabilities	108,463	86,755	103,244
Total current liabilities	674,197	331,399	447,308
Long-term liabilities:
Deferred rent liabilities	—	44,329	47,928
Long-term lease liabilities	341,828	—	—
Other tax liabilities	5,043	5,080	3,922
Income taxes payable	18,939	18,939	19,074
Other long-term liabilities	14,274	12,862	12,989
Total liabilities	1,054,281	412,609	531,221
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—	—
Common stock, $0.10 par value, 100,000 shares authorized; 15,720, 15,873 and 16,489 issued; 15,671, 15,827 and 16,442 outstanding	1,572	1,588	1,649
Additional paid-in capital	149,140	146,991	138,342
Treasury stock, at cost (49, 47 and 47 shares)	(2,816)	(2,685)	(2,560)
Deferred compensation	2,816	2,685	2,560
Accumulated other comprehensive loss	(15,245)	(14,934)	(15,449)
Retained earnings	113,789	180,792	198,581
Total stockholders’ equity	249,256	314,437	323,123
Total liabilities and stockholders’ equity	$1,303,537	$727,046	$854,344
See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
	(In thousands, except earnings per share)
Net sales	$420,470	$448,718	$832,851	$885,031
Cost of sales (exclusive of depreciation and amortization)	281,624	293,912	542,030	570,034
Gross profit	138,846	154,806	290,821	314,997
Selling, general, and administrative expenses	116,417	124,210	244,423	242,680
Depreciation and amortization	18,472	16,595	37,056	34,001
Asset impairment charges	121	3,979	469	5,236
Operating income	3,836	10,022	8,873	33,080
Interest expense	(2,321)	(1,035)	(4,120)	(1,697)
Interest income	43	89	131	454
Income before provision for income taxes	1,558	9,076	4,884	31,837
Provision (benefit) for income taxes	35	1,590	(1,128)	(7,186)
Net income	$1,523	$7,486	$6,012	$39,023

Earnings per common share
Basic	$0.10	$0.45	$0.38	$2.32
Diluted	$0.10	$0.45	$0.38	$2.27

Weighted average common shares outstanding
Basic	15,818	16,636	15,832	16,819
Diluted	15,859	16,715	15,983	17,225

Cash dividends declared per common share	$0.56	$0.50	$1.12	$1.00

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
	(In thousands)
Net income	$1,523	$7,486	$6,012	$39,023
Other comprehensive income:
Foreign currency translation adjustment	286	(1,488)	(397)	(2,694)
Change in fair value of cash flow hedges, net of income taxes	11	49	86	76
Total comprehensive income	$1,820	$6,047	$5,701	$36,405

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

						Accumulated
			Additional			Other			Total
	Common Stock		Paid-In	Deferred	Retained	Comprehensive	Treasury Stock		Stockholders'
(in thousands, except dividends per share)	Shares	Amount	Capital	Compensation	Earnings	Loss	Shares	Value	Equity
BALANCE, February 3, 2018	17,257	$1,726	$258,501	$2,436	$226,303	$(12,831)	(46)	$(2,436)	$473,699
Vesting of stock awards	458	46	(70)						(24)
Stock-based compensation			8,801						8,801
Capitalized stock-based compensation			85						85
Purchase and retirement of shares	(306)	(31)	(25,000)		(37,217)		(757)	(100,000)	(162,248)
Dividends declared ($0.50 per share)					(8,409)				(8,409)
Unvested dividends			358		(358)				—
ASC Topic 606 Adjustment					875				875
Change in cumulative translation adjustment						(1,206)			(1,206)
Change in fair value of cash flow hedges, net of income taxes						27			27
Deferral of common stock into deferred compensation plan				62			—	(62)	—
Net income					31,537				31,537
BALANCE, May 5, 2018	17,409	$1,741	$242,675	$2,498	$212,731	$(14,010)	(803)	$(102,498)	$343,137
Vesting of stock awards	244	24	(4)						20
Stock-based compensation			7,416						7,416
Capitalized stock-based compensation			91						91
Purchase and retirement of shares	(1,167)	(116)	(112,197)		(12,966)		757	100,000	(25,279)
Dividends declared ($0.50 per share)					(8,309)				(8,309)
Unvested dividends			361		(361)				—
Change in cumulative translation adjustment						(1,488)			(1,488)
Change in fair value of cash flow hedges, net of income taxes						49			49
Deferral of common stock into deferred compensation plan				62			—	(62)	—
Net income					7,486				7,486
BALANCE, August 4, 2018	16,486	$1,649	$138,342	$2,560	$198,581	$(15,449)	(46)	$(2,560)	$323,123

BALANCE, February 2, 2019	15,873	$1,588	$146,991	$2,685	$180,792	$(14,934)	(47)	$(2,685)	$314,437
Vesting of stock awards	403	40	(4)						36
Stock-based compensation			7,759						7,759
Purchase and retirement of shares	(363)	(36)	(5,526)		(29,581)				(35,143)
Dividends declared ($0.56 per share)					(8,930)				(8,930)
Unvested dividends			215		(215)				—
ASC Topic 842 Adjustment					(1,667)				(1,667)
Change in cumulative translation adjustment						(683)			(683)
Change in fair value of cash flow hedges, net of income taxes						75			75
Deferral of common stock into deferred compensation plan				62			(1)	(62)	—
Net income					4,490				4,490
BALANCE, May 4, 2019	15,913	$1,592	$149,435	$2,747	$144,889	$(15,542)	(48)	$(2,747)	$280,374
Vesting of stock awards	63	6	(1)						5
Stock-based compensation			3,512						3,512
Purchase and retirement of shares	(257)	(26)	(4,131)		(23,428)				(27,585)
Dividends declared ($0.56 per share)					(8,869)				(8,869)
Unvested dividends			325		(325)				—
Change in cumulative translation adjustment						286			286
Change in fair value of cash flow hedges, net of income taxes						11			11
Deferral of common stock into deferred compensation plan				69			(1)	(69)	—
Net income					1,523				1,523
BALANCE, August 3, 2019	15,719	$1,572	$149,140	$2,816	$113,789	$(15,245)	(49)	$(2,816)	$249,256

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Twenty-six Weeks Ended
	August 3, 2019	August 4, 2018
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,012	$39,023
Reconciliation of net income to net cash provided by operating activities:
Non-cash portion of operating lease expense	66,387	—
Depreciation and amortization	37,056	34,001
Stock-based compensation	11,273	16,217
Deferred taxes	2,132	4,031
Asset impairment charges	469	5,236
Other	544	184
Changes in operating assets and liabilities:
Inventories	(82,807)	(43,151)
Accounts receivable and other assets	(2,197)	(23,851)
Prepaid expenses and other current assets	10,521	(2,005)
Income taxes payable, net of prepayments	(3,290)	(22,509)
Accounts payable and other current liabilities	59,301	11,254
Other long-term liabilities	(82,106)	(7,119)
Net cash provided by operating activities	23,295	11,311
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(21,840)	(27,846)
Acquisition of assets	(76,000)	—
Proceeds from sale of short-term investments	—	15,000
Change in deferred compensation plan	372	(469)
Net cash used in investing activities	(97,468)	(13,315)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock, including shares surrendered for tax withholdings and transaction costs	(60,386)	(187,522)
Payment of dividends	(17,799)	(16,718)
Borrowings under revolving loan	519,757	486,270
Repayments under revolving loan	(372,266)	(418,395)
Net cash provided by (used in) financing activities	69,306	(136,365)
Effect of exchange rate changes on cash and cash equivalents	1,088	255
Net decrease in cash and cash equivalents	(3,779)	(138,114)
Cash and cash equivalents, beginning of period	69,136	244,519
Cash and cash equivalents, end of period	$65,357	$106,405

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Twenty-six Weeks Ended
	August 3, 2019	August 4, 2018
	(In thousands)
OTHER CASH FLOW INFORMATION:
Net cash paid (refunded) during the period for income taxes	$(671)	$12,661
Cash paid during the period for interest	2,608	1,391
Increase (decrease) in accrued purchases of property and equipment	(359)	9,212

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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of August 3, 2019 and August 4, 2018 and the results of its consolidated operations for the thirteen and twenty-six weeks ended August 3, 2019 and August 4, 2018 and cash flows for the twenty-six weeks ended August 3, 2019 and August 4, 2018 and stockholders' equity for the thirteen and twenty-six weeks ended August 3, 2019 and August 4, 2018. The consolidated financial position as of February 2, 2019 was derived from audited financial statements.  Due to the seasonal nature of the Company’s business, the results of operations for the twenty-six weeks ended August 3, 2019 and August 4, 2018 are not necessarily indicative of operating results for a full fiscal year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2019.
Terms that are commonly used in the Company’s notes to consolidated financial statements are defined as follows:

•	Second Quarter 2019 — The thirteen weeks ended August 3, 2019

•	Second Quarter 2018 — The thirteen weeks ended August 4, 2018

•	Year-To-Date 2019 — The twenty-six weeks ended August 3, 2019

•	Year-To-Date 2018 — The twenty-six weeks ended August 4, 2018

•	FASB — Financial Accounting Standards Board

•	SEC — U.S. Securities and Exchange Commission

•	U.S. GAAP — Generally Accepted Accounting Principles in the United States

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
The Company reviews all stores that have reached comparable sales status, or sooner if circumstances should dictate, on at least an annual basis. The Company believes waiting this period of time allows a store to reach a maturity level where a more comprehensive analysis of financial performance can be performed. For each store that shows indications of operating losses, the Company projects future cash flows over the remaining life of the lease and compares the total undiscounted cash flows to the net book value of the related long-lived assets. If the undiscounted cash flows are less than the related net book value of the long-lived assets, they are written down to their fair market value. The Company primarily determines fair market value to be the discounted future cash flows directly associated with those assets. In evaluating future cash flows, the Company considers external and internal factors. External factors comprise the local environment in which the store resides, including mall traffic and competition and their effect on sales trends. Internal factors include the Company's ability to gauge the fashion taste of its customers, control variable costs such as cost of sales and payroll and, in certain cases, its ability to renegotiate lease costs.
Stock-based Compensation
The Company generally grants time vesting stock awards ("Deferred Awards") and performance-based stock awards ("Performance Awards") to employees at management levels.  The Company also grants Deferred Awards to its non-employee directors.  Deferred Awards are granted in the form of a defined number of restricted stock units that require each recipient to complete a service period. Deferred Awards generally vest ratably over three years, except for those granted to non-employee directors, which generally vest after one year. Performance Awards are granted in the form of restricted stock units which have performance criteria that must be achieved for the awards to vest (the "Target Shares") in addition to a service period requirement. For Performance Awards issued during fiscal 2017 (the “2017 Performance Awards”), an employee may earn from 0% to 200% of their Target Shares based on the achievement of cumulative adjusted earnings per share achieved for the applicable performance period, which is generally three years, adjusted operating margin expansion achieved for the performance period, and adjusted return on invested capital ("adjusted ROIC") achieved as of the end of the performance period. The 2017 Performance Awards cliff vest, if earned, after completion of the performance period. The fair value of the 2017 Performance Awards granted is based on the closing price of our common stock on the grant date. For Performance Awards issued during fiscal 2018 and 2019 (the “2018 and 2019 Performance Awards”), an employee may earn from 0% to 250% of their Target Shares based on cumulative adjusted earnings per share achieved for the applicable performance period, which is generally three years, adjusted operating margin expansion achieved for the performance period, adjusted ROIC achieved as of the end of the performance period, and the ranking of our adjusted ROIC relative to that of companies in our peer group as of the end of the performance period. The 2018 and 2019 Performance Awards cliff vest, if earned, after completion of the performance period. The fair value of the 2018 and 2019 Performance Awards granted is based on the closing price of our common stock on the grant date.
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

Recently Issued Accounting Standards

Adopted in Fiscal 2019

In August 2017, the FASB issued guidance relating to the accounting for hedging activities. This guidance aims to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments in the guidance expand and refine hedge accounting for both non-financial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. We adopted this guidance in the first quarter of fiscal 2019. This adoption did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued guidance relating to the accounting for leases. This guidance applies a right-of-use model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset for the lease term and a liability to make lease payments. The lease term is the noncancellable period of the lease, and includes both periods covered by an option to extend the lease, if the lessee is reasonably certain to exercise that option, and periods covered by an option to terminate the lease, if the lessee is reasonably certain not to exercise that termination option. We adopted this guidance in the in the first quarter of fiscal 2019 using the modified-retrospective method. Refer to Note 3, "Leases”, for additional information.

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

In August 2018, the FASB issued guidance related to disclosure requirements for fair value measurement. The amendments modify current fair value measurement disclosure requirements by removing, adding, or modifying certain fair value measurement disclosures. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We plan to adopt the new disclosure requirements on a prospective basis beginning in the year of adoption. We do not expect the guidance to have a material impact on our consolidated financial statements.

In June 2016, the FASB issued guidance related to the accounting for financial instrument credit losses. The guidance aims to provide more decision-useful information about the expected credit losses on financial instruments by replacing the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance is effective for annual reporting periods, and interim reporting periods within those years, beginning after December 15, 2019. We do not expect the guidance to have a material impact on our consolidated financial statements.

2. REVENUES
Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

The following table presents our revenues disaggregated by geography:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net sales:	(In thousands)
South	$152,645	$159,770	$299,709	$313,534
Northeast	92,240	101,939	190,143	207,817
West	67,137	70,894	129,131	137,499
Midwest	49,307	52,884	103,955	110,385
International and other	59,141	63,231	109,913	115,796
Total net sales	$420,470	$448,718	$832,851	$885,031

The Company recognizes revenue, including shipping and handling fees billed to customers, upon purchase at the Company's retail stores or when received by the customer if the product was purchased via e-commerce, net of coupon redemptions and anticipated sales returns. The Company deferred approximately $5.0 million and $5.4 million as of August 3, 2019 and August 4, 2018, respectively, based upon estimated time of delivery, at which point control passes to the customer, and is recorded in accrued expenses and other current liabilities. Sales tax collected from customers is excluded from revenue.

For the sale of goods with a right of return, the Company recognizes revenue for the consideration it expects to be entitled to and calculates an allowance for estimated sales returns based upon the Company's sales return experience. Adjustments to the allowance for estimated sales returns in subsequent periods are generally not material based on historical data, thereby reducing the uncertainty inherent in such estimates. The allowance for estimated sales returns, which is recorded in accrued expenses and other current liabilities, was approximately $2.5 million and $2.3 million as of August 3, 2019 and August 4, 2018, respectively.

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

The Company has a points-based customer loyalty program, in which customers earn points based on purchases and other promotional activities. These points can be redeemed for coupons to discount future purchases. A contract liability is estimated based on the standalone selling price of benefits earned by customers through the program and the related redemption experience under the program. The value of each point earned is recorded as deferred revenue and is included within accrued expenses and other current liabilities. The total contract liability related to this program was $5.3 million and $1.2 million as of August 3, 2019 and August 4, 2018, respectively.

The Company's policy with respect to gift cards is to record revenue as and when the gift cards are redeemed for merchandise. The Company recognizes gift card breakage income in proportion to the pattern of rights exercised by the customer when the Company expects to be entitled to breakage and the Company determines that it does not have a legal obligation to remit the value of the unredeemed gift card to the relevant jurisdiction as unclaimed or abandoned property and is recorded within net sales. Prior to their redemption, gift cards are recorded as a liability, included within accrued expenses and other current liabilities. The total contract liability related to gift cards issued was $15.7 million and $16.2 million as of August 3, 2019 and August 4, 2018, respectively. The liability is estimated based on expected breakage that considers historical patterns of redemption. The following table provides the reconciliation of the contract liability related to gift cards:

Contract Liability
(In thousands)
Balance at February 2, 2019	$17,867
Gift cards sold	14,597
Gift cards redeemed	(13,545)
Gift card breakage	(3,267)
Balance at August 3, 2019	$15,652

The Company has an international expansion program through territorial agreements with franchisees. The Company generates revenues from the franchisees from the sale of product and, in certain cases, sales royalties. The Company records net sales and cost of goods sold on the sale of product to franchisees when the franchisee takes ownership of the product. The Company records net sales for royalties when the applicable franchisee sells the product to their customers. Under certain agreements, the Company receives a fee from each franchisee for exclusive territorial rights and based on the opening of new stores. The Company records these territorial fees as deferred revenue and amortizes the fee into net sales over the life of the territorial agreement.

3. LEASES
Adoption of ASC Topic 842, "Leases"

On February 3, 2019, the Company adopted ASC Topic 842 "Leases" ("Topic 842") using the modified retrospective method. Results for reporting periods beginning in fiscal 2019 are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with ASC Topic 840 "Leases" ("Topic 840").

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

As of August 3, 2019, the Company's finance leases were not material to the consolidated balance sheets, consolidated statements of operations, or consolidated statement of cash flows.

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

We record all occupancy costs in cost of sales, except administrative office buildings, which are recorded in selling, general, and administrative expenses.

The following components of lease expense are included in the Company's consolidated statement of operations.

	Thirteen Weeks Ended	Twenty-six Weeks Ended
	August 3, 2019
	(in thousands)
Operating lease cost	$37,236	$75,968
Variable lease cost[1]	14,829	30,766
Total lease cost	$52,065	$106,734
1Includes short term leases with lease periods of less than 12 months.

As of August 3, 2019, the weighted-average remaining operating lease term was 4.8 years and the weighted-average discount rate for operating leases was 5.0%.

Cash paid for amounts included in the measurement of operating lease liabilities in the Second Quarter 2019 and Year-To-Date 2019 was approximately $39.8 million and $79.6 million, respectively.

Right-of-use assets obtained in exchange for new operating lease liabilities was approximately $51.5 million.

As of August 3, 2019, the future minimum annual lease payments under operating lease agreements were as follows:

August 3, 2019
Operating Leases
(in thousands)
Remainder of 2019	$80,641
2020	134,811
2021	102,739
2022	70,677
2023	45,582
Thereafter	87,301
Total lease payments	$521,751
Less: imputed interest	$(52,228)
Present value of lease liabilities	$469,523

4. INTANGIBLE ASSETS
During the first quarter of fiscal 2019, the Company acquired certain intellectual property and related assets (the “Gymboree Assets”) of Gymboree Group, Inc. and related entities, which included the worldwide rights to the names “Gymboree” and “Crazy 8” and other intellectual property, including trademarks, domain names, copyrights, and customer databases. These intangible assets, inclusive of acquisition costs, are recorded in the long-term assets section of the consolidated balance sheets.
The Company's intangible assets were as follows as of August 3, 2019:

		August 3, 2019
	Useful life	Gross amount	Accumulated amortization	Net amount
		(in thousands)
Gymboree tradename(1)	Indefinite	$69,725	$—	$69,725
Crazy 8 tradename(1)	5 years	4,000	269	3,731
Customer databases(2)	3 years	3,000	333	2,667
Total intangibles, net		$76,725	$602	$76,123

(1)	Included within Tradenames, net in the consolidated balance sheets.

(2)	Included within Other assets in the consolidated balance sheets.

5. STOCKHOLDERS’ EQUITY
Share Repurchase Programs
The Company's Board of Directors has authorized the following share repurchase programs which were active during Year-To-Date 2019 and Year-To-Date 2018: (1) $250 million in March 2017 (the "2017 Share Repurchase Program"); and (2) $250 million in March 2018 (the "2018 Share Repurchase Program"). The 2017 Share Repurchase Program has been completed. At August 3, 2019, there was approximately $179.0 million remaining on the 2018 Share Repurchase Program. Under these programs, the Company may repurchase shares in the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under a program will depend on a variety of factors including price, corporate and regulatory requirements, and other market and business conditions. The Company may suspend or discontinue a program at any time and may thereafter reinstitute purchases, all without prior announcement.
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

The following table summarizes the Company's share repurchases:

	Twenty-six Weeks Ended
	August 3, 2019		August 4, 2018
	Shares	Value	Shares	Value
	(In thousands)
Shares repurchases related to:
2017 Share Repurchase Program(1)	—	$—	1,474	$187,522
2018 Share Repurchase Program(2)(3)	611	$60,386	—	$—
Shares acquired and held in treasury under Deferred Compensation Plan	1.3	$131	0.9	$124

(1)
Inclusive of 0.3 million shares for approximately $42.9 million during Year-To-Date 2018 withheld to cover taxes in conjunction with the vesting of stock awards. Inclusive of approximately 1.0 million shares for $125.0 million repurchased pursuant to an accelerated repurchase program.

(2)	Inclusive of 0.2 million shares for approximately $19.8 million during Year-To-Date 2019 withheld to cover taxes in conjunction with the vesting of stock awards.

(3)	Subsequent to August 3, 2019 and through August 23, 2019, the Company repurchased approximately 0.1 million shares for approximately $8.3 million.
In accordance with the FASB ASC 505--Equity, the par value of the shares retired is charged against common stock and the remaining purchase price is allocated between additional paid-in capital and retained earnings.  The portion charged against additional paid-in capital is determined using a pro-rata allocation based on total shares outstanding.  Related to all shares retired during Year-To-Date 2019 and Year-To-Date 2018, approximately $53.0 million and $50.2 million, respectively, were charged to retained earnings.
Dividends
The Second Quarter 2019 dividend of $0.56 per share was paid on June 28, 2019 to shareholders of record on the close of business on June 18, 2019. During Year-To-Date 2019, $18.3 million was charged to retained earnings, of which $17.8 million related to cash dividends paid and $0.5 million related to dividend share equivalents on unvested Deferred Awards and Performance Awards. During Year-To-Date 2018, $17.4 million was charged to retained earnings, of which $16.7 million related to cash dividends paid and $0.7 million related to dividend share equivalents on unvested Deferred Awards and Performance Awards.
The Company's Board of Directors declared a quarterly cash dividend of $0.56 per share to be paid October 4, 2019 to shareholders of record at the close of business on September 23, 2019. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the Company’s Board of Directors based on a number of factors, including business and market conditions, the Company’s future financial performance, and other investment priorities.

6. STOCK-BASED COMPENSATION
The following table summarizes the Company’s stock-based compensation expense:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
	(In thousands)
Deferred Awards	$5,595	$3,533	$9,745	$7,346
Performance Awards	(2,081)	3,887	1,528	8,871
Total stock-based compensation expense (1)	$3,514	$7,420	$11,273	$16,217

____________________________________________

(1)
During the Second Quarter 2019 and the Second Quarter 2018, approximately $0.9 million and $1.0 million, respectively, were included within cost of sales. During Year-To-Date 2019 and the Year-To-Date 2018, approximately $1.9 million and $1.9 million, respectively, were included within cost of sales (exclusive of depreciation and amortization). All other stock-based compensation is included in selling, general, and administrative expenses.

The Company recognized a tax benefit related to stock-based compensation expense of approximately $3.0 million and $4.3 million during Year-To-Date 2019 and Year-To-Date 2018, respectively.
Changes in the Company’s Unvested Stock Awards during Year-To-Date 2019
Deferred Awards

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested Deferred Awards, beginning of period	299	$99.98
Granted	251	103.79
Vested	(116)	104.43
Forfeited	(20)	112.95
Unvested Deferred Awards, end of period	414	$100.42

Total unrecognized stock-based compensation expense related to unvested Deferred Awards approximated $31.3 million as of August 3, 2019, which will be recognized over a weighted average period of approximately 2.0 years.

Performance Awards

	Number of Shares (1)	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested Performance Awards, beginning of period	352	$90.66
Granted	194	99.57
Shares earned in excess of target	181	75.83
Vested shares, including shares earned in excess of target	(349)	75.83
Forfeited	(9)	116.63
Unvested Performance Awards, end of period	369	$101.51

____________________________________________

(1)	For those awards in which the performance period is complete, the number of unvested shares is based on actual shares that will vest upon completion of the service period.
For those awards in which the performance period is not yet complete, the number of unvested shares in the table above is based on the participants earning their Target Shares at 100%. However, the cumulative expense recognized reflects changes in estimated adjusted earnings per share, adjusted operating margin expansion, adjusted return on invested capital, and ranking of our adjusted return on investment capital relative to that of companies in our peer group as they occur. Total unrecognized stock-based compensation expense related to unvested Performance Awards approximated $21.0 million as of August 3, 2019, which will be recognized over a weighted average period of approximately 2.1 years.

7. EARNINGS PER COMMON SHARE
The following table reconciles net income and share amounts utilized to calculate basic and diluted earnings per common share:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
	(In thousands)
Net income	$1,523	$7,486	$6,012	$39,023

Basic weighted average common shares	15,818	16,636	15,832	16,819
Dilutive effect of stock awards	41	79	151	406
Diluted weighted average common shares	15,859	16,715	15,983	17,225

8. PROPERTY AND EQUIPMENT
Property and equipment, net consist of the following:

	August 3, 2019	February 2, 2019	August 4, 2018
	(In thousands)
Property and equipment:
Land and land improvements	$3,403	$3,403	$3,403
Building and improvements	35,568	35,568	35,548
Material handling equipment	52,219	51,934	50,230
Leasehold improvements	301,844	301,233	310,669
Store fixtures and equipment	270,956	273,430	274,661
Capitalized software	260,266	254,064	240,471
Construction in progress	28,343	14,823	11,135
	952,599	934,455	926,117
Accumulated depreciation and amortization	(703,822)	(674,098)	(669,062)
Property and equipment, net	$248,777	$260,357	$257,055

At August 3, 2019, the Company performed impairment testing on 961 stores with a total net book value of approximately $71.3 million. During the Second Quarter 2019, the Company recorded asset impairment charges of $0.1 million primarily for two stores, both of which were fully impaired. During Year-To-Date 2019, the Company recorded asset impairment charges of $0.5 million primarily for seven stores.
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
9. CREDIT FACILITY
The Company and certain of its subsidiaries maintain a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), Bank of America, N.A., HSBC Business Credit (USA) Inc., and JPMorgan Chase Bank, N.A., as lenders (collectively, the “Lenders”) and Wells Fargo, as Administrative Agent, Collateral Agent, and Swing Line Lender. The Credit Agreement was amended and restated on May 9, 2019, and the provisions below reflect the terms of the amended Credit Agreement.
The Credit Agreement, which expires in May 2024, consists of a $325 million asset based revolving credit facility, including a $25 million Canadian sublimit, with a $50 million sublimit for standby and documentary letters of credit and an uncommitted accordion feature that could provide up to $50 million of additional availability. Revolving credit loans outstanding under the Credit Agreement bear interest, at the Company’s option, at:

(i)	the prime rate, plus a margin of 0.38% to 0.50% based on the amount of the Company’s average excess availability under the facility; or

(ii)
the London InterBank Offered Rate, or “LIBOR”, for an interest period of one, two, three, or six months, as selected by the Company, plus a margin of 1.13% to 1.38% based on the amount of the Company’s average excess availability under the facility.

The Company is charged a fee of 0.20% on the unused portion of the commitments.  Letter of credit fees range from 0.56% to 0.69% for commercial letters of credit and from 0.63% to 0.88% for standby letters of credit.  Letter of credit fees are determined based on the amount of the Company's average excess availability under the facility. The amount available for loans and letters of credit under the Credit Agreement is determined by a borrowing base consisting of certain credit card receivables, certain trade and franchise receivables, certain inventory, and the fair market value of certain real estate, subject to certain reserves.

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
The Credit Agreement contains covenants which include conditions on stock buybacks and the payment of cash dividends or similar payments.  Credit extended under the Credit Agreement is secured by a first priority security interest in substantially all of the Company’s U.S. and Canadian assets excluding intellectual property, software, equipment, and fixtures.
The Company has capitalized an aggregate of approximately $5.0 million in deferred financing costs related to the Credit Agreement. The unamortized balance of deferred financing costs at August 3, 2019 was approximately $1.0 million. Unamortized deferred financing costs are amortized over the remaining term of the Credit Agreement.
The table below presents the components of the Company’s credit facility:

	August 3, 2019	February 2, 2019	August 4, 2018
	(In millions)
Credit facility maximum	$325.0	$250.0	$250.0
Borrowing base	325.0	250.0	250.0

Outstanding borrowings	196.4	48.9	89.3
Letters of credit outstanding—standby	6.2	7.0	7.0
Utilization of credit facility at end of period	202.5	55.9	96.3

Availability (1)	$122.5	$194.1	$153.7

Interest rate at end of period	3.8%	6.0%	3.5%

	Year-To-Date 2019	Fiscal 2018	Year-To-Date 2018
Average end of day loan balance during the period	$176.6	$64.4	$64.6
Highest end of day loan balance during the period	247.5	156.4	151.6
Average interest rate	4.3%	4.3%	4.0%
____________________________________________

(1)	The sublimit availability for the letters of credit were $43.8 million at August 3, 2019 and $43.0 million at February 2, 2019 and August 4, 2018, respectively.

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
The Company engaged in mediation proceedings with the plaintiffs in December 2016 and April 2017. The parties reached an agreement in principle in April 2017, and signed a definitive settlement agreement in November 2017, to settle the matter on a class basis with all individuals in the U.S. who made a qualifying purchase at The Children’s Place from February 11, 2012 through the date of preliminary approval by the court of the settlement. The settlement is subject to court approval and provides for merchandise vouchers for class members who submit valid claims, as well as payment of legal fees and expenses and claims administration expenses. The court stayed the matter in April 2018, pending an appellate court ruling in another lawsuit to which the Company is not a party.  In June 2019, the court entered an order lifting the stay. The settlement, if ultimately approved by the court, will result in the dismissal of all claims through the date of the court’s preliminary approval of the settlement. However, if the settlement is rejected by the court, the parties will likely return to litigation, and in such event, no assurance can be given as to the ultimate outcome of this matter. In connection with the proposed settlement, the Company recorded a reserve for $5.0 million in its consolidated financial statements in the first quarter of 2017.
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
The Company’s effective tax rate for the Second Quarter 2019 was an expense of 2.2% compared to an expense of 17.5% during the Second Quarter 2018. The effective tax rate was lower during the Second Quarter 2019 primarily due to a higher excess tax benefit related to the vesting of equity shares on a percentage basis during the Second Quarter 2019 when applied to income before provision for income taxes year over year.
The Company’s effective tax rate for Year-To-Date 2019 was a benefit of 23.1%, compared to a benefit of 22.6% for Year-To-Date 2018. The effective tax rate was lower for the Year-To-Date 2019 primarily due to a higher excess tax benefit related to the vesting of equity shares on a percentage basis during Year-To-Date 2019 when applied to income before provision for income taxes year over year.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in provision for income taxes. The total amount of unrecognized tax benefits as of August 3, 2019, February 2, 2019, and August 4, 2018 were $5.0 million, $5.0 million, and $3.9 million, respectively, and is included within non-current liabilities. The Company recognized less than $0.1 million in each of the Second Quarter 2019 and the Second Quarter 2018, respectively, of additional interest expense related to its unrecognized tax benefits. During each of Year-To-Date 2019 and Year-To-Date 2018, the Company recognized less than $0.1 million of additional interest expense. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in provision for income taxes.
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

12. DERIVATIVE INSTRUMENTS
The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates attributable to inventory purchases denominated in a foreign currency. Specifically, our Canadian subsidiary’s functional currency is the Canadian dollar but purchases inventory from suppliers in U.S. dollars. In order to mitigate the variability of cash flows associated with certain of these forecasted inventory purchases, we enter into foreign exchange forward contracts. These contracts typically mature within 12 months. We do not use forward contracts to engage in currency speculation, and we do not enter into derivative financial instruments for trading purposes.
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
All derivative instruments are presented at gross fair value on the consolidated balance sheets within either prepaid expenses and other current assets or accrued expenses and other current liabilities. As of August 3, 2019, the Company had foreign exchange forward contracts with an aggregate notional amount of $15.9 million and the fair value of the derivative instruments was an asset of $1.5 million. As these foreign exchange forward contracts are measured at fair value using observable market inputs such as forward rates, the Company's credit risk, and our counterparties’ credit risks, they are classified within Level 2 of the valuation hierarchy. Cash settlements related to these forward contracts are recorded within cash flows from operating activities within the consolidated statements of cash flows.
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings within cost of sales (exclusive of depreciation and amortization) in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in earnings within selling, general, and administrative expenses, consistent with where the Company records realized and unrealized foreign currency gains and losses on transactions in foreign denominated currencies. There were no losses related to hedge ineffectiveness during Year-To-Date 2019. Assuming August 3, 2019 exchange rates remain constant, $0.7 million of gains, net of tax, related to hedges of these transactions are expected to be reclassified from OCI into earnings over the next 12 months. Changes in fair value associated with derivatives that are not designated and qualified as cash flow hedges are recognized as earnings within selling, general, and administrative expenses.
The Company enters into foreign exchange forward contracts with major banks and has risk exposure in the event of nonperformance by either party. However, based on our assessment, the Company believes that obligations under the contracts will be fully satisfied. Accordingly, there was no requirement to post collateral or other security to support the contracts as of August 3, 2019.

13. SEGMENT INFORMATION
In accordance with FASB ASC 280---Segment Reporting, the Company reports segment data based on geography: The Children’s Place U.S. and The Children’s Place International.  Each segment includes an e-commerce business located at www.childrensplace.com.  Included in The Children’s Place U.S. segment are the Company’s U.S. and Puerto Rico-based stores and revenue from the Company's U.S.-based wholesale business. Included in The Children's Place International segment are the Company's Canadian-based stores, revenue from the Company's Canadian wholesale business, and revenue from international franchisees. The Company measures its segment profitability based on operating income, defined as income before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales.  The assets related to these functions are not allocated.  The Company periodically reviews these allocations and adjusts them based upon changes in business circumstances.  Net sales to external customers are derived from merchandise sales, and the Company has no major customers that account for more than 10% of its net sales.  As of August 3, 2019, The Children’s Place U.S. owned and operated 840 stores and The Children’s Place International owned and operated 121 stores. As of August 4, 2018, The Children’s Place U.S. owned and operated 866 stores and The Children’s Place International owned and operated 126 stores.
The following tables provide segment level financial information:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
	(In thousands)
Net sales:
The Children’s Place U.S.	$374,725	$399,299	$749,381	$795,077
The Children’s Place International (1)	45,745	49,419	83,470	89,954
Total net sales	$420,470	$448,718	$832,851	$885,031
Operating income:
The Children’s Place U.S.	$3,433	$6,286	$7,593	$26,675
The Children’s Place International	403	3,736	1,280	6,405
Total operating income	$3,836	$10,022	$8,873	$33,080
Operating income as a percent of net sales:
The Children’s Place U.S.	0.9%	1.6%	1.0%	3.4%
The Children’s Place International	0.9%	7.6%	1.5%	7.1%
Total operating income as a percent of net sales	0.9%	2.2%	1.1%	3.7%
Depreciation and amortization:
The Children’s Place U.S.	$16,621	$14,863	$33,330	$30,404
The Children’s Place International	1,851	1,732	3,726	3,597
Total depreciation and amortization	$18,472	$16,595	$37,056	$34,001
Capital expenditures:
The Children’s Place U.S.	$10,615	$16,376	$21,415	$27,222
The Children’s Place International	216	405	425	624
Total capital expenditures	$10,831	$16,781	$21,840	$27,846

____________________________________________

(1)	Net sales from The Children's Place International are primarily derived from revenues from Canadian operations.

	August 3, 2019	February 2, 2019	August 4, 2018
Total assets:	(In thousands)
The Children’s Place U.S.	$1,195,038	$651,728	$781,336
The Children’s Place International	108,499	75,318	73,008
Total assets	$1,303,537	$727,046	$854,344

14. SUBSEQUENT EVENTS
Subsequent to August 4, 2019 and through August 23, 2019, the Company repurchased approximately 0.1 million shares for approximately $8.3 million.

The Company announced that its Board of Directors has declared a quarterly cash dividend of $0.56 per share to be paid on October 4, 2019 to shareholders of record at the close of business on September 23, 2019.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains or may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including but not limited to statements relating to the Company’s strategic initiatives. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “plan,” “project,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. These forward-looking statements are based upon the Company's current expectations and assumptions and are subject to various risks and uncertainties that could cause actual results and performance to differ materially. Some of these risks and uncertainties are described in the Company's filings with the Securities and Exchange Commission, including in the “Risk Factors” section of its Annual Report on Form 10-K for the fiscal year ended February 2, 2019. Included among the risks and uncertainties that could cause actual results and performance to differ materially are the risk that the Company will be unsuccessful in gauging fashion trends and changing consumer preferences, the risks resulting from the highly competitive nature of the Company’s business and its dependence on consumer spending patterns, which may be affected by changes in economic conditions, the risk that the Company’s strategic initiatives to increase sales and margin are delayed or do not result in anticipated improvements, the risk of delays, interruptions and disruptions in the Company’s global supply chain, including resulting from foreign sources of supply in less developed countries or more politically unstable countries, the risk that the cost of raw materials or energy prices will increase beyond current expectations or that the Company is unable to offset cost increases through value engineering or price increases, various types of litigation, including class action litigations brought under consumer protection, employment, and privacy and information security laws and regulations, the imposition of regulations affecting the importation of foreign-produced merchandise, including duties and tariffs, and the uncertainty of weather patterns. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
The following discussion should be read in conjunction with the Company’s unaudited financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 2, 2019.
Terms that are commonly used in our management’s discussion and analysis of financial condition and results of operations are defined as follows:

•	Second Quarter 2019 — The thirteen weeks ended August 3, 2019

•	Second Quarter 2018 — The thirteen weeks ended August 4, 2018

•	Year-To-Date 2019 — The twenty-six weeks ended August 3, 2019

•	Year-To-Date 2018 — The twenty-six weeks ended August 4, 2018

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
We are the largest pure-play children's specialty apparel retailer in North America. We design, contract to manufacture, sell at retail and wholesale, and license to sell, trend right, high quality merchandise at value prices, the substantial majority of which is under our proprietary “The Children's Place”, "Place", and "Baby Place" brand names. As of August 3, 2019, we operated 961 stores across North America, our e-commerce business at www.childrensplace.com, and had 225 international points of distribution open and operated by our eight franchise partners in 19 countries.

Segment Reporting
In accordance with the “Segment Reporting” topic of the FASB ASC, we report segment data based on geography: The Children’s Place U.S. and The Children’s Place International.  Each segment includes an e-commerce business located at www.childrensplace.com.  Included in The Children’s Place U.S. segment are our U.S. and Puerto Rico-based stores and revenue from our U.S.-based wholesale business. Included in The Children's Place International segment are our Canadian- based stores, revenue from the Company's Canadian wholesale business, as well as revenue from international franchisees. We measure our segment profitability based on operating income, defined as income before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales.  The assets related to these functions are not allocated.  We periodically review these allocations and adjust them based upon changes in business circumstances.  Net sales from external customers are derived from merchandise sales, and we have no major customers that account for more than 10% of our net sales.  As of August 3, 2019, The Children’s Place U.S. owned and operated 840 stores and The Children’s Place International owned and operated 121 stores. As of August 4, 2018, The Children’s Place U.S. owned and operated 866 stores and The Children’s Place International owned and operated 126 stores.
Recent Developments
On May 10, 2019, tariffs on certain merchandise imported from China increased from 10% to 25%.  These tariffs are expected to increase to 30% on October 1, 2019. For the Company, the impacted products include backpacks, fashion bags, lunch bags, and hats.  The impact of this increase had, and is expected to have, a minimal adverse affect on our financial position, results of operations, and cash flows.  On September 1, 2019 and December 15, 2019, tariffs of 15% are expected to be imposed on all of the remaining products the Company imports from China, such as apparel, accessories, and footwear, and, if imposed, will have an adverse impact on our financial position, results of operations, and cash flows.
Operating Highlights
Our Comparable Retail Sales decreased 3.8% during the Second Quarter 2019. Net sales decreased by $28.2 million, or 6.3%, to $420.5 million during the Second Quarter 2019 from $448.7 million during the Second Quarter 2018.  The net sales decrease of $28.2 million was primarily driven by a Comparable Retail Sales decrease of 3.8%, the adverse impact of competitor liquidations, and operating fewer stores.
  Gross profit decreased by $16.0 million to $138.8 million during the Second Quarter 2019 from $154.8 million during the Second Quarter 2018.  Gross margin de-leveraged 150 basis points to 33.0% during the Second Quarter 2019 from 34.5% during the Second Quarter 2018. The decrease resulted primarily from de-leverage of fixed expenses due to negative Comparable Retail Sales and the continued increased penetration of our e-commerce business along with a modest decline in merchandise margin as a result of difficult traffic, which led to an increase in promotional activity across the sector.
Provision for income taxes was an expense of $35 thousand during the Second Quarter 2019 compared to an expense of $1.6 million during the Second Quarter 2018.  Our effective tax rate was 2.2% and 17.5% in the Second Quarter 2019 and the Second Quarter 2018, respectively. The effective tax rate was lower during the Second Quarter 2019 primarily due to a higher excess tax benefit related to the vesting of equity shares on a percentage basis during the Second Quarter 2019 when applied to income before provision for income taxes year over year.
Net income was $1.5 million during the Second Quarter 2019 compared to $7.5 million during the Second Quarter 2018, due to the factors discussed above.  Earnings per diluted share was $0.10 in the Second Quarter 2019 compared to $0.45 per diluted share in the Second Quarter 2018.  This decrease in earnings per share is due to the factors noted above, partially offset by a lower weighted average common shares outstanding of approximately 0.9 million, which is the result of our share repurchase program.
We continue to make significant progress on our key strategic growth initiatives--superior product, business transformation through technology, alternate channels of distribution, and fleet optimization.
Focus on product remains our top priority and strong product acceptance and our inventory management are anticipated to deliver gross margin and inventory productivity benefits.
Our business transformation through technology initiative has two key components: digital transformation and inventory management. With respect to digital transformation, our goal is to deliver one to one personalization focusing on improving customer acquisition and increasing customer engagement with our brand and to continue to gain market share. The transformation of our digital capabilities will continue during fiscal 2019 as we continue to make foundational enhancements to further support our digital platform, including: implementing responsive design for our e-commerce website, which will provide a consistent customer experience across all computer and mobile devices; adding a content management system;

adding a digital asset management system; cross device linking to drive personalization; a full point-of-sale roll-out with save the sale functionality; and the continued roll-out of buy-on-line ship to store. With respect to inventory management, we have implemented assortment planning, allocation, replenishment, order planning, and forecasting tools.
With respect to alternate channels of distribution, we continued our international expansion program during Year-To-Date 2019 with our franchise partners and added additional international points of distribution (stores, shop in shops, e-commerce site) bringing our total count to 225 points of distribution operating in 19 countries. Along with Semir, our Chinese partner and China's largest specialty children's apparel retailer, we plan to open approximately 15 locations in the China market in fiscal 2019.
We continue to evaluate our store fleet as part of our fleet optimization initiative to improve store productivity and plan to close approximately 300 stores through fiscal 2020, which includes the 226 stores closed since the announcement of this initiative. We have identified 25 new store openings through our Gymboree due diligence and have opened three new stores during Year-To-Date 2019. However, we will remain a net closer of stores.
During Year-To-Date 2019, we repurchased approximately 0.6 million shares for approximately $60.4 million, inclusive of shares surrendered to cover tax withholdings associated with the vesting of equity awards. As of August 3, 2019, there was approximately $179.0 million in aggregate remaining pursuant to the 2018 Share Repurchase Program. We also paid cash dividends of $17.8 million during Year-To-Date 2019 and announced that our Board of Directors has declared a quarterly cash dividend of $0.56 per share to be paid on October 4, 2019 to shareholders of record at the close of business on September 23, 2019.
We have subsidiaries whose operating results are based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars. The table below summarizes those average translation rates that most impact our operating results:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Average Translation Rates (1)
Canadian Dollar	0.7537	0.7672	0.7521	0.7756
Hong Kong Dollar	0.1277	0.1274	0.1276	0.1275
China Yuan Renminbi	0.1453	0.1530	0.1471	0.1550
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
Inventory Valuation- We value inventory at the lower of cost or net realizable value, with cost determined using an average cost method. The estimated market value of inventory is determined based on an analysis of historical sales trends of our individual product categories, the impact of market trends and economic conditions, and a forecast of future demand, as well as plans to sell through inventory. Estimates may differ from actual results due to the quantity, quality, and mix of products in inventory, consumer and retailer preferences, and market conditions.  Our historical estimates have not differed materially from actual results and a 10% difference in our reserve as of August 3, 2019 would have impacted net income by approximately $0.1 million.  Our reserve balance at August 3, 2019 was approximately $1.7 million compared to $4.3 million at August 4, 2018.

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
Time Vesting and Performance-Based Awards
We generally grant time vesting and performance-based stock awards to employees at management levels and above.  We also grant time vesting stock awards to our non-employee directors.  Time vesting awards are granted in the form of restricted stock units that require each recipient to complete a service period ("Deferred Awards"). Deferred Awards granted to employees generally vest ratably over three years. Deferred Awards granted to non-employee directors generally vest after one year. Performance-based stock awards are granted in the form of restricted stock units which have a performance criteria that must be achieved for the awards to be earned in addition to a service period requirement ("Performance Awards"), and each Performance Award has a defined number of shares that an employee can earn (the "Target Shares"). With the approval of the Board's Compensation Committee, the Company may settle vested Deferred Awards and Performance Awards to the employee in shares, in a cash amount equal to the market value of such shares at the time all requirements for delivery of the award have been met, or in part shares and cash. For Performance Awards issued during fiscal 2017 (the “2017 Performance Awards”), an employee may earn from 0% to 200% of their Target Shares based on the cumulative adjusted earnings per share achieved for the applicable performance period, which is generally three years, adjusted operating margin expansion achieved for the performance period, and adjusted return on invested capital ("adjusted ROIC") achieved at the end of the performance period. The 2017 Performance Awards cliff vest, if earned, after completion of the applicable performance period. The fair value of the 2017 Performance Awards granted is based on the closing price of our common stock on the grant date. For Performance Awards issued during fiscal 2018 and fiscal 2019 (the “2018 and 2019 Performance Awards”), an employee may earn from 0% to 250% of their Target Shares based on the cumulative adjusted earnings per share achieved for the applicable performance period, which is generally three years, adjusted operating margin expansion achieved for the performance period, adjusted ROIC achieved as of the end of the performance period, and our adjusted ROIC relative to that of companies in our peer group as of the end of the performance period. The 2018 and 2019 Performance Awards cliff vest, if earned, after completion of the performance period. The fair value of the 2018 and 2019 Performance Awards granted is based on the closing price of our common stock on the grant date. Compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover. While actual forfeitures could vary significantly from those estimated, a 10% change in our estimated forfeiture rate would impact our fiscal 2019 net income by approximately $0.5 million.
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
We review all stores that have been open for at least two years, or sooner if circumstances should dictate, on at least an annual basis.  We believe waiting two years allows a store to reach a maturity level where a more comprehensive analysis of financial performance can be performed. For each store that shows indications of operating losses, we project future cash flows over the remaining life of the lease and compare the total undiscounted cash flows to the net book value of the related long-lived assets.  If the undiscounted cash flows are less than the related net book value of the long-lived assets, they are written down to their fair market value.  We primarily determine fair market value to be the discounted future cash flows associated with those assets.  In evaluating future cash flows, we consider external and internal factors.  External factors comprise the local environment in which the store resides, including mall traffic and competition and their effect on sales trends.  Internal factors include our ability to gauge the fashion taste of our customers, control variable costs such as cost of sales and payroll, and in certain cases, our ability to renegotiate lease costs. If external factors should change unfavorably, if actual sales should differ from our projections, or if our ability to control costs is insufficient to sustain the necessary cash flows, future impairment charges could be material.  At August 3, 2019, the average net book value per store was approximately $0.1 million.
Income Taxes-We utilize the liability method of accounting for income taxes as set forth in FASB ASC 740--Income Taxes.  Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities, as well as for net operating losses and tax credit carryforwards.  Deferred tax assets and liabilities are measured using currently enacted tax rates that apply to taxable income in effect for the years in which the basis differences and tax assets are expected to be realized.  A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.  In determining the need for valuation allowances, we consider projected future taxable income, the availability of tax planning strategies, taxable income in prior carryback years, and future reversals of existing taxable temporary differences.  If, in the future, we determine that we would not be able to realize our recorded deferred tax assets, an increase in the valuation allowance would decrease earnings in the period in which such determination is made.
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
Insurance and Self-Insurance Liabilities- Based on our assessment of risk and cost efficiency, we self-insure as well as purchase insurance policies to provide for workers' compensation, general liability and property losses, cyber-security coverage, as well as directors' and officers' liability, vehicle liability, and employee medical benefits.  We estimate risks and record a liability based upon historical claim experience, insurance deductibles, severity factors, and other actuarial assumptions.  These estimates include inherent uncertainties due to the variability of the factors involved, including type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant, and governmental regulations.  While we believe that our risk assessments are appropriate, these uncertainties or a deviation in future claims trends from recent historical patterns could result in our recording additional or reduced expenses, which may be material to our results of operations.  Our historical estimates have not differed materially from actual results and a 10% difference in our insurance reserves as of August 3, 2019 would have impacted net income by approximately $0.5 million.
Recently Issued Accounting Standards

Adopted in Fiscal 2019

In August 2017, the FASB issued guidance relating to the accounting for hedging activities. This guidance aims to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments in the guidance expand and refine hedge accounting for both non-financial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. We adopted this guidance in the first quarter of 2019. This adoption did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued guidance relating to the accounting for leases. This guidance applies a right-of-use model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset for the lease term and a liability to make lease payments. The lease term is the noncancellable period of the lease, and includes both periods covered by an option to extend the lease, if the lessee is reasonably certain to exercise that option, and periods covered by an option to terminate the lease, if the lessee is reasonably certain not to exercise that termination option. We adopted this guidance in the first quarter of 2019 using the modified-retrospective method. Refer to Note 3, "Leases”, for additional information.

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

In August 2018, the FASB issued guidance related to disclosure requirements for fair value measurement. The amendments modify current fair value measurement disclosure requirements by removing, adding, or modifying certain fair value measurement disclosures. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We plan to adopt the new disclosure requirements on a prospective basis beginning in the year of adoption. We do not expect the guidance to have a material impact on our consolidated financial statements.

In June 2016, the FASB issued guidance related to the accounting for financial instrument credit losses. The guidance aims to provide more decision-useful information about the expected credit losses on financial instruments by replacing the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance is effective for annual reporting periods, and interim reporting periods within those years, beginning after December 15, 2019. We do not expect the guidance to have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales. We primarily evaluate the results of our operations as a percentage of net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of net sales (i.e., “basis points”). For example, gross profit decreased approximately 150 basis points to 33.0% of net sales during the Second Quarter 2019 from 34.5% during the Second Quarter 2018.  Accordingly, to the extent that our sales have increased at a faster rate than our costs (i.e., “leveraging”), the more efficiently we have utilized the investments we have made in our business.  Conversely, if our sales decrease or if our costs grow at a faster pace than our sales (i.e., “de-leveraging”), we have less efficiently utilized the investments we have made in our business.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization)	67.0	65.5	65.1	64.4
Gross profit	33.0	34.5	34.9	35.6
Selling, general, and administrative expenses	27.7	27.7	29.3	27.4
Depreciation and amortization	4.4	3.7	4.4	3.8
Asset impairment charge	—	0.9	0.1	0.6
Operating income	0.9	2.2	1.1	3.7
Interest (expense), net	(0.5)	(0.2)	(0.5)	(0.2)
Income before income taxes	0.4	2.0	0.6	3.6
Provision (benefit) for income taxes	—	0.4	(0.1)	(0.8)
Net income	0.4%	1.7%	0.7%	4.4%
Number of Company-operated stores, end of period	961	992	961	992

____________________________________________
 Table may not add due to rounding.

The following tables set forth net sales by segment, for the periods indicated.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net sales:	(In thousands)
The Children’s Place U.S.	$374,725	$399,299	$749,381	$795,077
The Children’s Place International	45,745	49,419	83,470	89,954
Total net sales	$420,470	$448,718	$832,851	$885,031

Second Quarter 2019 Compared to the Second Quarter 2018

Net sales decreased by $28.2 million, or 6.3%, to $420.5 million during the Second Quarter 2019 from $448.7 million during the Second Quarter 2018.  The net sales decrease of $28.2 million was primarily driven by a Comparable Retail Sales decrease of 3.8%, the adverse impact of competitor liquidations, and operating fewer stores.
We believe that our e-commerce and brick-and-mortar retail store operations are highly interdependent, with both sharing common customers purchasing from a common pool of product inventory. Accordingly, we believe that consolidated omni-channel reporting presents the most meaningful and appropriate measure of our performance, including Comparative Retail Sales and net sales.
The Children’s Place U.S. net sales decreased $24.6 million, or 6.2%, to $374.7 million in the Second Quarter 2019 compared to $399.3 million in the Second Quarter 2018.  This decrease primarily resulted from a U.S. Comparable Retail Sales decrease of 4.2%, the adverse impact of competitor liquidations, and operating fewer stores.
The Children’s Place International net sales decreased $3.7 million, or 7.5%, to $45.7 million in the Second Quarter 2019 compared to $49.4 million in the Second Quarter 2018.  The decrease resulted primarily from operating fewer stores, a decrease in revenue from international franchisees, and unfavorable changes in the Canadian exchange rate.
Total e-commerce sales, which include postage and handling, increased to approximately 28.6% of net sales during the Second Quarter 2019 from approximately 26.2% during the Second Quarter 2018.
Gross profit decreased by $16.0 million to $138.8 million during the Second Quarter 2019 from $154.8 million during the Second Quarter 2018.  Gross margin de-leveraged 150 basis points to 33.0% during the Second Quarter 2019 from 34.5% during the Second Quarter 2018. The decrease resulted primarily from de-leverage of fixed expenses due to negative Comparable Retail Sales and the continued increased penetration of our e-commerce business along with a modest decline in merchandise margin as a result of difficult traffic, which led to an increase in promotional activity across the sector.
Gross profit as a percentage of net revenues is dependent upon a variety of factors, including changes in the relative sales mix among distribution channels, changes in the mix of products sold, the timing and level of promotional activities, foreign currency exchange rates, and fluctuations in material costs. These factors, among others, may cause gross profit as a percentage of net sales to fluctuate from period to period.
Selling, general, and administrative expenses decreased $7.8 million to $116.4 million during the Second Quarter 2019 from $124.2 million during the Second Quarter 2018. As a percentage of net sales, SG&A was flat at 27.7%.
Asset impairment charges were $0.1 million during the Second Quarter 2019, primarily all of which related to the full impairment of two stores. Asset impairment charges during the Second Quarter 2018 were $4.0 million, of which $0.6 million related to the full impairment of primarily two stores, and $3.4 million related to the write-down of information technology systems.
Depreciation and amortization was $18.5 million during the Second Quarter 2019 compared to $16.6 million during the Second Quarter 2018 reflecting increased depreciation associated with our ongoing investment in business transformation initiatives.
Provision for income taxes was an expense of $35 thousand during the Second Quarter 2019 compared to an expense of $1.6 million during the Second Quarter 2018.  Our effective tax rate was 2.2% and 17.5% in the Second Quarter 2019 and the Second Quarter 2018, respectively. The effective tax rate was lower during the Second Quarter 2019 primarily due to a higher excess tax benefit related to the vesting of equity shares on a percentage basis during the Second Quarter 2019 when applied to income before provision for income taxes year over year.
Net income was $1.5 million during the Second Quarter 2019 compared to $7.5 million during the Second Quarter 2018, due to the factors discussed above.  Earnings per diluted share was $0.10 in the Second Quarter 2019 compared to $0.45 per diluted share in the Second Quarter 2018.  This decrease in earnings per share is due to the factors noted above, partially offset by a lower weighted average common shares outstanding of approximately 0.9 million, which is the result of our share repurchase program.
Year-To-Date 2019 Compared to the Year-To-Date 2018

Net sales decreased by $52.1 million, or 5.9%, to $832.9 million during Year-To-Date 2019 from $885.0 million during Year-To-Date 2018.  The net sales decrease was primarily driven by a Comparable Retail Sales decrease of 4.2%, the adverse impact of competitor liquidations, and operating fewer stores.
We believe that our e-commerce and brick-and-mortar retail store operations are highly interdependent, with both sharing common customers purchasing from a common pool of product inventory. Accordingly, we believe that consolidated omni-channel reporting presents the most meaningful and appropriate measure of our performance, including Comparative Retail Sales and net sales.
The Children’s Place U.S. net sales decreased $45.7 million, or 5.7%, to $749.4 million during Year-To-Date 2019 compared to $795.1 million during Year-To-Date 2018.  This decrease primarily resulted from a U.S. Comparable Retail Sales decrease of 4.3%, the adverse impact of competitor liquidations, and operating fewer stores.
The Children’s Place International net sales decreased $6.5 million, or 7.2%, to $83.5 million during Year-To-Date 2019 compared to $90.0 million during Year-To-Date 2018.  The decrease resulted primarily from a Canadian Comparable Retail Sales decrease of 2.9%, operating fewer stores, and unfavorable changes in the Canadian exchange rate.
Total e-commerce sales, which include postage and handling, increased to approximately 28.9% of net sales during Year-To-Date 2019 from approximately 26.5% during Year-To-Date 2018.
Gross profit decreased by $24.2 million to $290.8 million during Year-To-Date 2019 from $315.0 million during Year-To-Date 2018.  Gross margin de-leveraged 70 basis points to 34.9% during Year-To-Date 2019 from 35.6% during Year-To-Date 2018. The de-leverage resulted primarily from de-leverage of fixed expenses due to negative Comparable Retail Sales and increased penetration of our e-commerce business, which operates at a lower gross margin rate due to higher fulfillment costs.
Gross profit as a percentage of net revenues is dependent upon a variety of factors, including changes in the relative sales mix among distribution channels, changes in the mix of products sold, the timing and level of promotional activities, foreign currency exchange rates, and fluctuations in material costs. These factors, among others, may cause gross profit as a percentage of net sales to fluctuate from period to period.
Selling, general, and administrative expenses increased $1.7 million to $244.4 million during Year-To-Date 2019 from $242.7 million during Year-To-Date 2018. As a percentage of net sales, SG&A increased 190 basis points to 29.3% during Year-To-Date 2019 from 27.4% during Year-To-Date 2018. The de-leverage was primarily due to de-leverage of fixed expenses due to negative Comparable Retail Sales and higher incentive compensation expense.
Asset impairment charges were $0.5 million during Year-To-Date 2019, primarily all of which related to the full impairment of seven stores. Asset impairment charges during Year-To-Date 2018 were $5.2 million, of which $0.8 million related to the full impairment of primarily four stores, and $4.4 million related to the write-down of information technology systems.
Depreciation and amortization was $37.1 million during Year-To-Date 2019 compared to $34.0 million during Year-To-Date 2018 reflecting increased depreciation associated with our ongoing investment in business transformation initiatives.
Benefit for income taxes was $1.1 million during Year-To-Date 2019 compared to $7.2 million during Year-To-Date 2018.  Our effective tax rate was (23.1)% and (22.6)% during Year-To-Date 2019 and Year-To-Date 2018, respectively. The effective tax rate was lower for the Year-To-Date 2019 primarily due to a higher excess tax benefit related to the vesting of equity shares on a percentage basis during Year-To-Date 2019 when applied to income before provision for income taxes year over year.
Net income was $6.0 million during Year-To-Date 2019 compared to $39.0 million during Year-To-Date 2018, due to the factors discussed above.  Earnings per diluted share was $0.38 during Year-To-Date 2019 compared to $2.27 per diluted share during Year-To-Date 2018.  This decrease in earnings per share is due to the factors noted above, partially offset by a lower weighted average common shares outstanding of approximately 1.2 million, which is the result of our share repurchase program.
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
Our working capital decreased $279.2 million to a deficit of $152.8 million at August 3, 2019 compared to $126.4 million at August 4, 2018, primarily due to the funding of the Gymboree assets acquisition and the adoption of Topic 842, which resulted in an increase in current lease liabilities. During Year-To-Date 2019, we repurchased approximately 0.6 million shares for approximately $60.4 million.  During Year-To-Date 2018, we repurchased approximately 1.5 million shares for approximately $187.5 million. We also paid cash dividends of $17.8 million and $16.7 million during Year-To-Date 2019 and Year-To-Date 2018, respectively. Subsequent to August 3, 2019 and through August 23, 2019, we repurchased approximately 0.1 million shares for approximately $8.3 million and declared a quarterly cash dividend of $0.56 per share to be paid on October 4, 2019 to shareholders of record at the close of business on September 23, 2019.
Our credit facility provides for borrowings up to the lesser of $325.0 million or our borrowing base, as defined by the credit facility agreement (see “Credit Facility” below).  At August 3, 2019, we had $196.4 million of outstanding borrowings and $122.5 million available for borrowing. In addition, at August 3, 2019, we had $6.2 million of outstanding letters of credit with an additional $43.8 million available for issuing letters of credit.
We expect to be able to meet our working capital and capital expenditure requirements for the foreseeable future by using our cash on hand, cash flows from operations, and availability under our credit facility.
Credit Facility
We and certain of our subsidiaries maintain a credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), Bank of America, N.A., HSBC Business Credit (USA) Inc., and JPMorgan Chase Bank, N.A. as lenders (collectively, the “Lenders”) and Wells Fargo, as Administrative Agent, Collateral Agent, and Swing Line Lender (the “Credit Agreement”). The Credit Agreement was amended and restated on May 9, 2019, and the provisions below reflect the terms of the amended Credit Agreement.
The Credit Agreement, which expires in May 2024, consists of a $325 million asset based revolving credit facility, including a $25 million Canadian sublimit, with a $50 million sublimit for standby and documentary letters of credit and an uncommitted accordion feature that could provide up to $50 million of additional availability. Revolving credit loans outstanding under the Credit Agreement bear interest, at the Company’s option, at:

(i)	the prime rate plus a margin of 0.38% to 0.50% based on the amount of our average excess availability under the facility; or

(ii)
the London InterBank Offered Rate, or “LIBOR”, for an interest period of one, two, three, or six months, as selected by us, plus a margin of 1.13% to 1.38% based on the amount of our average excess availability under the facility.

We are charged an unused line fee of 0.20% on the unused portion of the commitments.  Letter of credit fees range from 0.56% to 0.69% for commercial letters of credit and range from 0.63% to 0.88% for standby letters of credit.  Letter of credit fees are determined based on the amount of our average excess availability under the facility. The amount available for loans and letters of credit under the Credit Agreement is determined by a borrowing base consisting of certain credit card receivables, certain trade and franchise receivables, certain inventory, and the fair market value of certain real estate, subject to certain reserves.
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
The Credit Agreement contains covenants, which include conditions on stock repurchases and the payment of cash dividends or similar payments.  Credit extended under the Credit Agreement is secured by a first priority security interest in substantially all of the Company’s U.S. and Canadian assets excluding intellectual property, software, equipment, and fixtures.

We have capitalized an aggregate of approximately $5.0 million in deferred financing costs related to the Credit Agreement. The unamortized balance of deferred financing costs at August 3, 2019 was approximately $1.0 million. Unamortized deferred financing costs are amortized over the remaining term of the Credit Agreement.
Cash Flows/Capital Expenditures
During Year-To-Date 2019, cash flows provided by operating activities were $23.3 million compared to $11.3 million during Year-To-Date 2018. The increase was primarily as a result of working capital management.
During Year-To-Date 2019, cash flows used in investing activities were $97.5 million compared to $13.3 million during Year-To-Date 2018. This change was primarily due to the Gymboree assets acquisition.
During Year-To-Date 2019, cash flows provided by financing activities were $69.3 million compared to cash flows used in financing activities of $136.4 million during Year-To-Date 2018.  The increase primarily resulted from an increase in borrowings under our revolving credit facility and a decrease in purchases of our common stock, primarily related to our accelerated share repurchase program during Year-To-Date 2018.
We anticipate that total capital expenditures will be approximately $65 to $70 million in fiscal 2019, primarily related to our business transformation initiatives, system integration costs associated with our re-launch of the Gymboree brand, and new store openings, compared to $71 million in fiscal 2018. Our ability to continue to meet our capital requirements in fiscal 2019 depends on our cash on hand, our ability to generate cash flows from operations, and our available borrowings under our credit facility.  Cash flow generated from operations depends on our ability to achieve our financial plans.  During Year-To-Date 2019, we were able to fund our capital expenditures with cash on hand and cash generated from operating activities supplemented by funds from our credit facility.  We believe that our existing cash on hand, cash generated from operations, and funds available to us through our credit facility will be sufficient to fund our capital and other cash requirements for the foreseeable future.
Derivative Instruments
We are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates attributable to inventory purchases denominated in a foreign currency. Specifically, our Canadian subsidiary’s functional currency is the Canadian dollar but purchases inventory from suppliers in U.S. dollars. In order to mitigate the variability of cash flows associated with certain of these forecasted inventory purchases, we enter into foreign exchange forward contracts. These contracts typically mature within 12 months. We do not use forward contracts to engage in currency speculation, and we do not enter into derivative financial instruments for trading purposes.
All derivative instruments are presented at gross fair value on the consolidated balance sheets within either prepaid expenses and other current assets or accrued expenses and other current liabilities. As of August 3, 2019, we had foreign exchange forward contracts with an aggregate notional amount of $15.9 million, and the fair value of the derivative instruments was an asset of $1.5 million.

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
Interest Rates
Our credit facility bears interest at a floating rate equal to the prime rate or LIBOR, plus a calculated spread based on our average excess availability.  As of August 3, 2019, we had $196.4 million in borrowings under our credit facility. A 10% change in the prime rate or LIBOR interest rates would not have had a material impact on our interest expense.

Foreign Assets and Liabilities
Assets and liabilities outside the United States are primarily located in Canada and Hong Kong.  Our investments in our Canadian and Hong Kong subsidiaries are considered long-term. As of August 3, 2019, net assets in Canada and Hong Kong were approximately $34.6 million and $38.6 million, respectively.  A 10% increase or decrease in the Canadian and Hong Kong exchange rates would increase or decrease the corresponding net investment by approximately $3.5 million and $3.9 million, respectively.  All changes in the net investment of our foreign subsidiaries are recorded in other comprehensive income as unrealized gains or losses.
As of August 3, 2019, we had approximately $56.3 million of our cash and cash equivalents held in foreign countries, of which approximately $13.4 million was in Canada, approximately $38.5 million was in Hong Kong, and approximately $4.4 million was in other foreign countries.
Foreign Operations
We have exchange rate exposure primarily with respect to certain revenues and expenses denominated in Canadian dollars. As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses.  Assuming a 10% change in foreign exchange rates, Year-To-Date 2019 net sales could have decreased or increased by approximately $7.1 million, and total costs and expenses could have decreased or increased by approximately $9.8 million.  Additionally, we have foreign currency denominated receivables and payables that when settled, result in transaction gains or losses.  At August 3, 2019, we had foreign currency denominated receivables and payables, including inter-company balances, of $3.5 million and $5.3 million, respectively.
Our Canadian subsidiary’s functional currency is the Canadian dollar but purchases inventory from suppliers in U.S. dollars. In order to mitigate the variability of cash flows associated with certain of these forecasted inventory purchases, we enter into foreign exchange forward contracts. As of August 3, 2019, we had foreign exchange forward contracts with an aggregate notional amount of $15.9 million, and the fair value of the derivative instruments was an asset of $1.5 million. Assuming a 10% change in Canadian foreign exchange rates, the fair value of these instruments could have decreased by or increased by approximately $1.6 million. Any resulting changes in the fair value of the instruments would be partially offset by changes in the underlying balance sheet positions. We do not hedge all transactions denominated in foreign currency.
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
Management, including our Chief Executive Officer and President and our Chief Operating Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of August 3, 2019. Based on that evaluation, our Chief Executive Officer and President and our Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level, as of August 3, 2019, to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive, principal accounting, and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

The following table provides a month-by-month summary of our share repurchase activity during the Second Quarter 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs
5/5/19-6/1/19 (1)	113,658	$108.08	113,020	$193,500
6/2/19-7/6/19 (2)	118,516	94.28	118,516	182,326
7/7/19-8/3/19 (3)	38,509	96.68	38,509	178,603
Total	270,683	$100.42	270,045	$178,603
____________________________________________

(1)
Consists of 638 shares acquired as treasury stock as directed by participants in the Company's deferred compensation plan and 39,187 shares withheld to cover taxes in conjunction with the vesting of stock awards.

(2)	Consists of 406 shares withheld to cover taxes in conjunction with the vesting of stock awards.

(3)	Consists of 109 shares withheld to cover taxes in conjunction with the vesting of stock awards.

Item 6.	Exhibits.

The following exhibits are filed with this Quarterly Report on Form 10-Q:

31.1(+)	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2(+)	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32(+)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
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

THE CHILDREN’S PLACE, INC.

Date:	August 27, 2019	By:	/S/ JANE T. ELFERS
JANE T. ELFERS
Chief Executive Officer and President
(Principal Executive Officer)

Date:	August 27, 2019	By:	/S/ ROBERT HELM
ROBERT HELM
Group Vice President, Finance and Accounting
(Principal Accounting Officer)