Form 10-Q
period 2019-11-02
Childrens Place, Inc.
filed 2019-12-11
CIK 1041859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
 FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2019

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

The number of shares outstanding of the registrant’s common stock with a par value of $0.10 per share, as of December 6, 2019 was 15,064,783 shares.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 2, 2019

PART I. FINANCIAL INFORMATION

Item 1.CONSOLIDATED FINANCIAL STATEMENTS

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	November 2, 2019	February 2, 2019	November 3, 2018
	(unaudited)		(unaudited)
	(in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$66,059	$69,136	$92,950
Accounts receivable	39,471	35,123	40,111
Inventories	389,815	303,466	376,858
Prepaid expenses and other current assets	20,722	27,670	37,467
Total current assets	516,067	435,395	547,386
Long-term assets:
Property and equipment, net	246,234	260,357	262,380
Right-of-use assets	418,151	—	—
Tradenames, net	73,386	—	—
Deferred income taxes	17,615	17,750	12,722
Other assets	14,269	13,544	14,765
Total assets	$1,285,722	$727,046	$837,253

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Revolving loan	$184,179	$48,861	$65,000
Accounts payable	235,491	194,786	223,607
Current lease liabilities	124,281	—	—
Income taxes payable	7,171	997	7,598
Accrued expenses and other current liabilities	109,476	86,755	115,583
Total current liabilities	660,598	331,399	411,788
Long-term liabilities:
Deferred rent liabilities	—	44,329	46,670
Long-term lease liabilities	331,615	—	—
Other tax liabilities	5,050	5,080	3,895
Income taxes payable	18,939	18,939	19,074
Other long-term liabilities	15,081	12,862	12,368
Total liabilities	1,031,283	412,609	493,795
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—	—
Common stock, $0.10 par value, 100,000 shares authorized; 15,310, 15,873, and 16,303 issued; 15,260, 15,827, and 16,256 outstanding	1,531	1,588	1,630
Additional paid-in capital	145,219	146,991	146,811
Treasury stock, at cost (50, 47, and 47 shares)	(2,886)	(2,685)	(2,622)
Deferred compensation	2,886	2,685	2,622
Accumulated other comprehensive loss	(13,442)	(14,934)	(15,734)
Retained earnings	121,131	180,792	210,751
Total stockholders’ equity	254,439	314,437	343,458
Total liabilities and stockholders’ equity	$1,285,722	$727,046	$837,253
See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
	(In thousands, except earnings and dividends per share)
Net sales	$524,796	$522,495	$1,357,647	$1,407,526
Cost of sales (exclusive of depreciation and amortization)	326,671	318,129	868,701	888,125
Gross profit	198,125	204,366	488,946	519,401
Selling, general, and administrative expenses	120,514	123,207	364,937	365,933
Depreciation and amortization	18,821	17,404	55,877	51,405
Asset impairment charges	839	396	1,308	5,632
Other income	—	(1,246)	—	(1,255)
Operating income	57,951	64,605	66,824	97,686
Interest expense	(2,221)	(944)	(6,341)	(2,641)
Interest income	66	113	197	567
Income before provision for income taxes	55,796	63,774	60,680	95,612
Provision for income taxes	12,748	13,861	11,620	6,675
Net income	$43,048	$49,913	$49,060	$88,937

Earnings per common share
Basic	$2.78	$3.04	$3.12	$5.33
Diluted	$2.77	$3.03	$3.10	$5.24

Weighted average common shares outstanding
Basic	15,497	16,394	15,720	16,677
Diluted	15,546	16,496	15,837	16,982

Cash dividends declared per common share	$0.56	$0.50	$1.68	$1.50

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
	(In thousands)
Net income	$43,048	$49,913	$49,060	$88,937
Other comprehensive income:
Foreign currency translation adjustment	1,773	(369)	1,376	(3,063)
Change in fair value of cash flow hedges, net of income taxes	30	84	116	160
Total comprehensive income	$44,851	$49,628	$50,552	$86,034

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

Thirteen Weeks Ended November 2, 2019
						Accumulated
			Additional			Other			Total
	Common Stock		Paid-In	Deferred	Retained	Comprehensive	Treasury Stock		Stockholders'
(in thousands, except dividends per share)	Shares	Amount	Capital	Compensation	Earnings	Loss	Shares	Value	Equity
BALANCE, August 3, 2019	15,719	$1,572	$149,140	$2,816	$113,789	$(15,245)	(49)	$(2,816)	$249,256
Vesting of stock awards	4	—	—						—
Stock-based compensation			2,351						2,351
Purchase and retirement of shares	(414)	(41)	(6,640)		(26,657)				(33,338)
Dividends declared ($0.56 per share)					(8,681)				(8,681)
Unvested dividends			368		(368)				—
Change in cumulative translation adjustment						1,773			1,773
Change in fair value of cash flow hedges, net of income taxes						30			30
Deferral of common stock into deferred compensation plan				70			(1)	(70)	—
Net income					43,048				43,048
BALANCE, November 2, 2019	15,309	$1,531	$145,219	$2,886	$121,131	$(13,442)	(50)	$(2,886)	$254,439

Thirty-nine Weeks Ended November 2, 2019
						Accumulated
			Additional			Other			Total
	Common Stock		Paid-In	Deferred	Retained	Comprehensive	Treasury Stock		Stockholders'
(in thousands, except dividends per share)	Shares	Amount	Capital	Compensation	Earnings	Loss	Shares	Value	Equity
BALANCE, February 2, 2019	15,873	$1,588	$146,991	$2,685	$180,792	$(14,934)	(47)	$(2,685)	$314,437
ASC Topic 842 Adjustment					(1,667)				(1,667)
Vesting of stock awards	470	46	(5)						41
Stock-based compensation			13,622						13,622
Purchase and retirement of shares	(1,034)	(103)	(16,297)		(79,666)				(96,066)
Dividends declared ($0.56 per share)					(26,480)				(26,480)
Unvested dividends			908		(908)				—
Change in cumulative translation adjustment						1,376			1,376
Change in fair value of cash flow hedges, net of income taxes						116			116
Deferral of common stock into deferred compensation plan				201			(3)	(201)	—
Net income					49,060				49,060
BALANCE, November 2, 2019	15,309	$1,531	$145,219	$2,886	$121,131	$(13,442)	(50)	$(2,886)	$254,439

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

Thirteen Weeks Ended November 3, 2018
						Accumulated
			Additional			Other			Total
	Common Stock		Paid-In	Deferred	Retained	Comprehensive	Treasury Stock		Stockholders'
(in thousands, except dividends per share)	Shares	Amount	Capital	Compensation	Earnings	Loss	Shares	Value	Equity
BALANCE, August 4, 2018	16,486	$1,649	$138,342	$2,560	$198,581	$(15,449)	(47)	$(2,560)	$323,123
Vesting of stock awards	7	1	(1)						—
Stock-based compensation			4,476						4,476
Purchase and retirement of shares	(192)	(20)	3,680		(29,208)				(25,548)
Dividends declared ($0.50 per share)					(8,221)				(8,221)
Unvested dividends			314		(314)				—
Change in cumulative translation adjustment						(369)			(369)
Change in fair value of cash flow hedges, net of income taxes						84			84
Deferral of common stock into deferred compensation plan				62				(62)	—
Net income					49,913				49,913
BALANCE, November 3, 2018	16,301	$1,630	$146,811	$2,622	$210,751	$(15,734)	(47)	$(2,622)	$343,458

Thirty-nine Weeks Ended November 3, 2018
						Accumulated
			Additional			Other			Total
	Common Stock		Paid-In	Deferred	Retained	Comprehensive	Treasury Stock		Stockholders'
(in thousands, except dividends per share)	Shares	Amount	Capital	Compensation	Earnings	Loss	Shares	Value	Equity
BALANCE, February 3, 2018	17,257	$1,726	$258,501	$2,436	$226,303	$(12,831)	(47)	$(2,436)	$473,699
ASC Topic 606 Adjustment					875				875
Vesting of stock awards	709	71	(75)						(4)
Stock-based compensation			20,693						20,693
Capitalized stock-based compensation			176						176
Purchase and retirement of shares	(1,665)	(167)	(133,517)		(79,392)				(213,076)
Dividends declared ($0.50 per share)					(24,939)				(24,939)
Unvested dividends			1,033		(1,033)				—
Change in cumulative translation adjustment						(3,063)			(3,063)
Change in fair value of cash flow hedges, net of income taxes						160			160
Deferral of common stock into deferred compensation plan				186				(186)	—
Net income					88,937				88,937
BALANCE, November 3, 2018	16,301	$1,630	$146,811	$2,622	$210,751	$(15,734)	(47)	$(2,622)	$343,458

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirty-nine Weeks Ended
	November 2, 2019	November 3, 2018
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49,060	$88,937
Reconciliation of net income to net cash provided by operating activities:
Non-cash portion of operating lease expense	112,316	—
Depreciation and amortization	55,877	51,405
Stock-based compensation	13,622	20,693
Deferred taxes	745	(244)
Asset impairment charges	1,308	5,632
Other	175	631
Changes in operating assets and liabilities:
Inventories	(86,440)	(53,891)
Accounts receivable and other assets	(3,027)	(14,082)
Prepaid expenses and other current assets	2,622	(1,322)
Income taxes payable, net of prepayments	10,888	(6,399)
Accounts payable and other current liabilities	63,641	495
Other long-term liabilities	(120,221)	(8,377)
Net cash provided by operating activities	100,566	83,478
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(42,396)	(55,504)
Acquisition of assets	(76,951)	—
Proceeds from sale of short-term investments	—	15,000
Change in deferred compensation plan	222	(617)
Net cash used in investing activities	(119,125)	(41,121)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock, including shares surrendered for tax withholdings and transaction costs	(93,763)	(213,073)
Payment of dividends	(26,480)	(24,939)
Borrowings under revolving loan	750,981	628,096
Repayments under revolving loan	(615,663)	(584,555)
Net cash provided by (used in) financing activities	15,075	(194,471)
Effect of exchange rate changes on cash and cash equivalents	407	545
Net decrease in cash and cash equivalents	(3,077)	(151,569)
Cash and cash equivalents, beginning of period	69,136	244,519
Cash and cash equivalents, end of period	$66,059	$92,950

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirty-nine Weeks Ended
	November 2, 2019	November 3, 2018
	(In thousands)
OTHER CASH FLOW INFORMATION:
Net cash paid during the period for income taxes	$74	$14,585
Cash paid during the period for interest	6,233	2,277
Increase in accrued purchases of property and equipment	797	5,660

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.BASIS OF PRESENTATION
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of November 2, 2019 and November 3, 2018 and the results of its consolidated operations for the thirteen and thirty-nine weeks ended November 2, 2019 and November 3, 2018 and cash flows for the thirty-nine weeks ended November 2, 2019 and November 3, 2018 and stockholders' equity for the thirteen and thirty-nine weeks ended November 2, 2019 and November 3, 2018. The consolidated financial position as of February 2, 2019 was derived from audited financial statements.  Due to the seasonal nature of the Company’s business, the results of operations for the thirty-nine weeks ended November 2, 2019 and November 3, 2018 are not necessarily indicative of operating results for a full fiscal year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2019.
Terms that are commonly used in the Company’s notes to consolidated financial statements are defined as follows:
•Third Quarter 2019 — The thirteen weeks ended November 2, 2019
•Third Quarter 2018 — The thirteen weeks ended November 3, 2018
•Year-To-Date 2019 — The thirty-nine weeks ended November 2, 2019
•Year-To-Date 2018 — The thirty-nine weeks ended November 3, 2018
•FASB — Financial Accounting Standards Board
•FASB ASC — FASB Accounting Standards Codification, which serves as the source for authoritative U.S. GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative U.S. GAAP for SEC registrants
Consolidation
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
The Company reviews all stores that have reached comparable sales status, or sooner if circumstances should dictate, on at least an annual basis. The Company believes waiting this period of time allows a store to reach a maturity level where a more comprehensive analysis of financial performance can be performed. For each store that shows indications of operating losses, the Company projects future cash flows over the remaining life of the lease, adjusted for lease payments, and compares the total undiscounted cash flows to the net book value of the related long-lived assets, including right-of-use ("ROU") assets. If the undiscounted cash flows are less than the related net book value of the long-lived assets, they are written down to their fair market value. The Company primarily uses discounted future cash flows directly associated with those assets to determine fair market value of long-lived assets and market participant rent to determine the fair market value of ROU assets. In evaluating future cash flows, the Company considers external and internal factors. External factors comprise the local environment in which the store resides, including mall traffic and competition and their effect on sales trends. Internal factors include the Company's ability to gauge the fashion taste of its customers, control variable costs such as cost of sales and payroll and, in certain cases, its ability to renegotiate lease costs.
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
Stock-based compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover. Stock-based compensation expense, as it relates to Performance Awards, is also adjusted based on the Company's estimate of adjusted earnings per share and adjusted operating margin expansion and adjusted return on invested capital and, as applicable, ranking of our adjusted return on invested capital relative to that of companies in our peer group as they occur.
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
Fair Value Measurement and Financial Instruments- FASB ASC 820--Fair Value Measurement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.
This topic defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a three-level hierarchy, which encourages an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The three levels of the hierarchy are defined as follows:
•Level 1 - inputs to the valuation techniques that are quoted prices in active markets for identical assets or liabilities
•Level 2 - inputs to the valuation techniques that are other than quoted prices but are observable for the assets or liabilities, either directly or indirectly
•Level 3 - inputs to the valuation techniques that are unobservable for the assets or liabilities

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

Our derivative assets and liabilities include foreign exchange forward contracts that are measured at fair value using observable market inputs such as forward rates, our credit risk, and our counterparties’ credit risks. Based on these inputs, our derivative assets and liabilities are classified within Level 2 of the fair value hierarchy.

Our assets measured at fair value on a nonrecurring basis include long-lived assets, such as intangible assets, fixed assets, and ROU assets. We review the carrying amounts of such assets when events indicate that their carrying amounts may not be recoverable. Any resulting asset impairment would require that the asset be recorded at its fair value. The resulting fair value measurements of the assets are considered to fall within Level 3 of the fair value hierarchy.

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

In February 2016, the FASB issued guidance relating to the accounting for leases. This guidance applies a ROU model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset for the lease term and a liability to make lease payments. The lease term is the noncancellable period of the lease, and includes both periods covered by an option to extend the lease, if the lessee is reasonably certain to exercise that option, and periods covered by an option to terminate the lease, if the lessee is reasonably certain not to exercise that termination option. We adopted this guidance in the first quarter of fiscal 2019 using the modified-retrospective method. Refer to Note 3, "Leases”, for additional information.

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

In June 2016, the FASB issued guidance related to the accounting for financial instrument credit losses. The guidance aims to provide more decision useful information about the expected credit losses on financial instruments by replacing the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance is effective for annual reporting periods, and interim reporting periods within those years, beginning after December 15, 2019. We do not expect the guidance to have a material impact on our consolidated financial statements.

2. REVENUES
Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

The following table presents our revenues disaggregated by geography:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net sales:	(In thousands)
South	$176,091	$167,800	$475,801	$481,333
Northeast	129,325	136,134	319,468	343,951
West	77,213	74,665	206,344	212,163
Midwest	69,957	70,989	173,912	181,374
International and other	72,210	72,907	182,122	188,705
Total net sales	$524,796	$522,495	$1,357,647	$1,407,526

The Company recognizes revenue, including shipping and handling fees billed to customers, upon purchase at the Company's retail stores or when received by the customer if the product was purchased via e-commerce, net of coupon redemptions and anticipated sales returns. The Company deferred approximately $2.5 million and $4.3 million as of November 2, 2019 and November 3, 2018, respectively, based upon estimated time of delivery, at which point control passes to the customer, and is recorded in accrued expenses and other current liabilities. Sales tax collected from customers is excluded from revenue.

For the sale of goods with a right of return, the Company recognizes revenue for the consideration it expects to be entitled to and calculates an allowance for estimated sales returns based upon the Company's sales return experience. Adjustments to the allowance for estimated sales returns in subsequent periods are generally not material based on historical data, thereby reducing the uncertainty inherent in such estimates. The allowance for estimated sales returns, which is recorded in accrued expenses and other current liabilities, was approximately $2.3 million and $2.2 million as of November 2, 2019 and November 3, 2018, respectively.

Our private label credit card is issued to our customers for use exclusively at The Children's Place stores and online at www.childrensplace.com, and credit is extended to such customers by a third-party financial institution on a non-recourse basis to us. The private label credit card includes multiple performance obligations for the Company, including marketing and promoting the program on behalf of the bank and the operation of the loyalty rewards program. Included in the agreement with the third-party financial institution was an upfront bonus paid to the Company. The upfront bonus is recognized as revenue and allocated between brand and reward obligations. As the license of the Company’s brand is the predominant item in the performance obligation, the amount allocated to the brand obligation is recognized on a straight-line basis over the initial term. The amount allocated to the reward obligation is recognized on a point-in-time basis as redemptions under the loyalty program occur.

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

The Company has a points-based customer loyalty program, in which customers earn points based on purchases and other promotional activities. These points can be redeemed for coupons to discount future purchases. A contract liability is estimated based on the standalone selling price of benefits earned by customers through the program and the related redemption experience under the program. The value of each point earned is recorded as deferred revenue and is included within accrued expenses and other current liabilities. The total contract liabilities related to this program were $2.9 million and $1.7 million as of November 2, 2019 and November 3, 2018, respectively.

The Company's policy with respect to gift cards is to record revenue as and when the gift cards are redeemed for merchandise. The Company recognizes gift card breakage income in proportion to the pattern of rights exercised by the customer when the Company expects to be entitled to breakage and the Company determines that it does not have a legal obligation to remit the value of the unredeemed gift card to the relevant jurisdiction as unclaimed or abandoned property and is recorded within net sales. Prior to their redemption, gift cards are recorded as a liability, included within accrued expenses and other current liabilities. The total contract liabilities related to gift cards issued were $14.7 million and $16.3 million as of November 2, 2019 and November 3, 2018, respectively. These liabilities is estimated based on expected breakage that considers historical patterns of redemption. The following table provides the reconciliation of the contract liability related to gift cards:

Contract Liability
(In thousands)
Balance at February 2, 2019	$17,867
Gift cards sold	22,900
Gift cards redeemed	(21,803)
Gift card breakage	(4,246)
Balance at November 2, 2019	$14,718

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

On February 3, 2019, the Company recognized a cumulative-effect charge of $1.7 million, net of tax, to the opening balance of retained earnings, which represents the initial impairment of ROU assets related to retail stores.

For operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. The ROU asset is initially and subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, less any accrued lease payments and unamortized lease incentives. For finance leases, the ROU asset is initially measured at cost and subsequently amortized using the straight-line method generally from the lease commencement date to the earlier of the end of its useful life or the end of the lease term.

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

In certain leases, the Company has the right to exercise lease renewal options. Renewal option periods are included in the measurement of lease ROU assets and lease liabilities where the exercise is reasonably certain to occur.

The Company has lease agreements with lease and non-lease components. The Company has elected a policy to account for lease and non-lease components as a single component for all asset classes.

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

As of November 2, 2019, the Company's finance leases were not material to the consolidated balance sheets, consolidated statements of operations, or consolidated statements of cash flows.

We have certain lease agreements structured with both a fixed base rent and a contingent rent based on a percentage of sales over contractual levels, others with only contingent rent based on a percentage of sales, and some with a fixed base rent adjusted periodically for inflation or changes in fair market value of the underlying real estate. Contingent rent is recognized as sales occur. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

The following components of lease expense are included in the Company's consolidated statements of operations.

	Thirteen Weeks Ended	Thirty-nine Weeks Ended
	November 2, 2019
	(in thousands)
Operating lease cost	$36,348	$112,316
Variable lease cost[1]	16,754	47,520
Total lease cost	$53,102	$159,836
1Includes short term leases with lease periods of less than 12 months.

As of November 2, 2019, the weighted-average remaining operating lease term was 4.8 years, and the weighted-average discount rate for operating leases was 5.0%.

Cash paid for amounts included in the measurement of operating lease liabilities in the Third Quarter 2019 and Year-To-Date 2019 was approximately $39.7 million and $119.3 million, respectively.

Right-of-use assets obtained in exchange for new operating lease liabilities were approximately $78.5 million.

As of November 2, 2019, the future minimum annual lease payments under operating lease agreements were as follows:

November 2, 2019
Operating Leases
(in thousands)
Remainder of 2019	$40,781
2020	138,220
2021	106,257
2022	75,027
2023	48,581
Thereafter	101,093
Total lease payments	$509,959
Less: imputed interest	$(54,063)
Present value of lease liabilities	$455,896

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
The Company's intangible assets were as follows as of November 2, 2019:

		November 2, 2019
	Useful life	Gross amount	Accumulated amortization	Net amount
		(in thousands)
Gymboree tradename(1)	Indefinite	$69,951	$—	$69,951
Crazy 8 tradename(1)	5 years	4,000	565	3,435
Customer databases(2)	3 years	3,000	583	2,417
Total intangibles, net		$76,951	$1,148	$75,803
(1)Included within Tradenames, net in the consolidated balance sheets.
(2)Included within Other assets in the consolidated balance sheets.

5. STOCKHOLDERS’ EQUITY
Share Repurchase Programs
The Company's Board of Directors has authorized the following share repurchase programs which were active during Year-To-Date 2019 and Year-To-Date 2018: (1) $250 million in March 2017 (the "2017 Share Repurchase Program"); and (2) $250 million in March 2018 (the "2018 Share Repurchase Program"). The 2017 Share Repurchase Program has been completed. At November 2, 2019, there was approximately $146.0 million remaining on the 2018 Share Repurchase Program. Under these programs, the Company may repurchase shares on the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under a program will depend on a variety of factors including price, corporate and regulatory requirements, and other market and business conditions. The Company may suspend or discontinue a program at any time and may thereafter reinstitute purchases, all without prior announcement.
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

The following table summarizes the Company's share repurchases:

	Thirty-nine Weeks Ended
	November 2, 2019		November 3, 2018
	Shares	Value	Shares	Value
	(In thousands)
Shares repurchases related to:
2017 Share Repurchase Program(1)	—	$—	1,666	$213,113
2018 Share Repurchase Program(2)(3)	1,028	$93,763	—	$—
Shares acquired and held in treasury under Deferred Compensation Plan	2.1	$201	1.4	$186
(1)Inclusive of 0.3 million shares for approximately $43.2 million during Year-To-Date 2018 withheld to cover taxes in conjunction with the vesting of stock awards. Inclusive of approximately 1.0 million shares for $125.0 million repurchased pursuant to an accelerated repurchase program.
(2)Inclusive of 0.2 million shares for approximately $19.9 million during Year-To-Date 2019 withheld to cover taxes in conjunction with the vesting of stock awards.
(3)Subsequent to November 2, 2019 and through December 6, 2019, the Company repurchased approximately 0.2 million shares for approximately $15.0 million.
In accordance with the FASB ASC 505--Equity, the par value of the shares retired is charged against common stock and the remaining purchase price is allocated between additional paid-in capital and retained earnings.  The portion charged against additional paid-in capital is determined using a pro-rata allocation based on total shares outstanding.  Related to all shares retired during Year-To-Date 2019 and Year-To-Date 2018, approximately $79.7 million and $79.4 million, respectively, were charged to retained earnings.
Dividends
The Third Quarter 2019 dividend of $0.56 per share was paid on October 4, 2019 to shareholders of record as of the close of business on September 23, 2019. During Year-To-Date 2019, $27.4 million was charged to retained earnings, of which $26.5 million related to cash dividends paid and $0.9 million related to dividend share equivalents on unvested Deferred Awards and Performance Awards. During Year-To-Date 2018, $26.0 million was charged to retained earnings, of which $24.9 million related to cash dividends paid and $1.1 million related to dividend share equivalents on unvested Deferred Awards and Performance Awards.
The Company's Board of Directors declared a quarterly cash dividend of $0.56 per share to be paid December 27, 2019 to shareholders of record as of the close of business on December 16, 2019. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the Company’s Board of Directors based on a number of factors, including business and market conditions, the Company’s future financial performance, and other investment priorities.

6. STOCK-BASED COMPENSATION
The following table summarizes the Company’s stock-based compensation expense:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
	(In thousands)
Deferred Awards	$4,494	$2,685	$14,237	$10,031
Performance Awards	(2,143)	1,791	(615)	10,662
Total stock-based compensation expense (1)	$2,351	$4,476	$13,622	$20,693
____________________________________________
(1)During the Third Quarter 2019 and the Third Quarter 2018, approximately $0.9 million and $1.1 million, respectively, were included within cost of sales. During Year-To-Date 2019 and the Year-To-Date 2018, approximately $2.8 million and $3.0 million, respectively, were included within cost of sales (exclusive of depreciation and amortization). All other stock-based compensation is included in selling, general, and administrative expenses.
The Company recognized a tax benefit related to stock-based compensation expense of approximately $3.6 million and $5.5 million during Year-To-Date 2019 and Year-To-Date 2018, respectively.
Changes in the Company’s Unvested Stock Awards during Year-To-Date 2019
Deferred Awards

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested Deferred Awards, beginning of period	299	$99.98
Granted	256	103.18
Vested	(120)	104.53
Forfeited	(44)	112.20
Unvested Deferred Awards, end of period	391	$99.29

Total unrecognized stock-based compensation expense related to unvested Deferred Awards approximated $24.5 million as of November 2, 2019, which will be recognized over a weighted average period of approximately 1.9 years.

Performance Awards

	Number of Shares (1)	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested Performance Awards, beginning of period	352	$90.66
Granted	194	99.57
Shares earned in excess of target	181	75.83
Vested shares, including shares earned in excess of target	(349)	75.83
Forfeited	(26)	109.54
Unvested Performance Awards, end of period	352	$101.27
____________________________________________
(1)For those awards in which the performance period is complete, the number of unvested shares is based on actual shares that will vest upon completion of the service period.
For those awards in which the performance period is not yet complete, the number of unvested shares in the table above is based on the participants earning their Target Shares at 100%. However, the cumulative expense recognized reflects changes in estimated adjusted earnings per share, adjusted operating margin expansion, adjusted return on invested capital, and ranking of our adjusted return on invested capital relative to that of companies in our peer group as they occur. Total unrecognized stock-based compensation expense related to unvested Performance Awards approximated $15.7 million as of November 2, 2019, which will be recognized over a weighted average period of approximately 2.0 years.

7. EARNINGS PER COMMON SHARE
The following table reconciles net income and share amounts utilized to calculate basic and diluted earnings per common share:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
	(In thousands)
Net income	$43,048	$49,913	$49,060	$88,937

Basic weighted average common shares	15,497	16,394	15,720	16,677
Dilutive effect of stock awards	49	102	117	305
Diluted weighted average common shares	15,546	16,496	15,837	16,982

8. PROPERTY AND EQUIPMENT
Property and equipment, net consist of the following:

	November 2, 2019	February 2, 2019	November 3, 2018
	(In thousands)
Property and equipment:
Land and land improvements	$3,403	$3,403	$3,403
Building and improvements	35,568	35,568	35,548
Material handling equipment	52,506	51,934	50,876
Leasehold improvements	299,897	301,233	304,270
Store fixtures and equipment	271,476	273,430	275,279
Capitalized software	264,574	254,064	238,218
Construction in progress	34,287	14,823	20,029
	961,711	934,455	927,623
Accumulated depreciation and amortization	(715,477)	(674,098)	(665,243)
Property and equipment, net	$246,234	$260,357	$262,380

At November 2, 2019, the Company performed impairment testing on 955 stores with a total net book value of approximately $70.1 million. During the Third Quarter 2019, the Company recorded asset impairment charges of $0.8 million primarily for eight stores. During Year-To-Date 2019, the Company recorded asset impairment charges of $1.3 million primarily for 15 stores.
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
(i)the prime rate, plus a margin of 0.38% to 0.50% based on the amount of the Company’s average excess availability under the facility; or
(ii)the London InterBank Offered Rate, or “LIBOR”, for an interest period of one, two, three, or six months, as selected by the Company, plus a margin of 1.13% to 1.38% based on the amount of the Company’s average excess availability under the facility.
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
The Company has capitalized an aggregate of approximately $5.0 million in deferred financing costs related to the Credit Agreement. The unamortized balance of deferred financing costs at November 2, 2019 was approximately $1.0 million. Unamortized deferred financing costs are amortized over the remaining term of the Credit Agreement.
The table below presents the components of the Company’s credit facility:

	November 2, 2019	February 2, 2019	November 3, 2018
	(In millions)
Credit facility maximum	$325.0	$250.0	$250.0
Borrowing base	325.0	250.0	250.0

Outstanding borrowings	184.2	48.9	65.0
Letters of credit outstanding—standby	6.2	7.0	7.0
Utilization of credit facility at end of period	190.4	55.9	72.0

Availability (1)	$134.6	$194.1	$178.0

Interest rate at end of period	3.3%	6.0%	3.6%

	Year-To-Date 2019	Fiscal 2018	Year-To-Date 2018
Average end of day loan balance during the period	$192.1	$64.4	$68.7
Highest end of day loan balance during the period	262.5	156.4	151.6
Average interest rate	4.1%	4.3%	4.0%
____________________________________________
(1)The sublimit availability for the letters of credit were $43.8 million at November 2, 2019 and $43.0 million at February 2, 2019 and November 3, 2018, respectively.

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
The Company’s effective tax rate for the Third Quarter 2019 was an expense of 22.8% compared to an expense of 21.7% during the Third Quarter 2018. The effective tax rate was higher during the Third Quarter 2019 primarily due to de-leveraging from a lower excess tax benefit related to the vesting of equity shares during the Third Quarter 2019 when applied to income before provision for income taxes year over year as well as an adjustment during the Third Quarter 2018 based on clarification of the tax provisions enacted under the Tax Cuts and Jobs Act (“the Tax Act”).
The Company’s effective tax rate for Year-To-Date 2019 was an expense of 19.1%, compared to an expense of 7.0% for Year-To-Date 2018. The effective tax rate was higher for the Year-To-Date 2019 primarily due to de-leveraging from a lower excess tax benefit related to the vesting of equity shares during Year-To-Date 2019 when applied to income before provision for income taxes year over year.
On December 22, 2017, the U.S. government passed the Tax Act, which required U.S. companies to pay a mandatory one-time transition tax on historical offshore earnings that have not been repatriated to the U.S. While the Company is no longer permanently reinvested to the extent earnings were subject to the transition tax under the Tax Act, no additional income taxes have been provided on any earnings subsequent to the transition or for any additional outside basis differences inherent in these entities, as these amounts continue to be permanently reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any additional outside basis differences in these entities (i.e., basis differences in excess of that subject to the one-time transition tax) is not practicable.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in provision for income taxes. The total amount of unrecognized tax benefits as of November 2, 2019, February 2, 2019, and November 3, 2018 were $5.1 million, $5.0 million, and $3.9 million, respectively, and is included within non-current liabilities. The Company recognized less than $0.1 million in each of the Third Quarter 2019 and the Third Quarter 2018, respectively, of additional interest expense related to its unrecognized tax benefits. During each of Year-To-Date 2019 and Year-To-Date 2018, the Company recognized less than $0.1 million of additional interest expense. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in provision for income taxes.
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
Under the Company’s risk management policy and in accordance with guidance under the topic, in order to qualify for hedge accounting treatment, a derivative must be considered highly effective at offsetting changes in either the hedged item’s cash flows or fair value. Additionally, the hedge relationship must be documented to include the risk management objective and strategy, the hedging instrument, the hedged item, the risk exposure, and how hedge effectiveness will be assessed prospectively and retrospectively. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis. The Company would discontinue hedge accounting under a foreign exchange forward contract prospectively: (i) if management determines that the derivative is no longer highly effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is terminated, (iii) if the forecasted transaction being hedged by the derivative is no longer probable of occurring, or (iv) if management determines that designation of the derivative as a hedge instrument is no longer appropriate.
All derivative instruments are presented at gross fair value on the consolidated balance sheets within either prepaid expenses and other current assets or accrued expenses and other current liabilities. As of November 2, 2019, the Company had foreign exchange forward contracts with an aggregate notional amount of $12.5 million, and the fair value of the derivative instruments was an asset of $1.6 million. As these foreign exchange forward contracts are measured at fair value using observable market inputs such as forward rates, the Company's credit risk, and our counterparties’ credit risks, they are classified within Level 2 of the fair value hierarchy. Cash settlements related to these forward contracts are recorded within cash flows from operating activities within the consolidated statements of cash flows.
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings within cost of sales (exclusive of depreciation and amortization) in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in earnings within selling, general, and administrative expenses, consistent with where the Company records realized and unrealized foreign currency gains and losses on transactions in foreign denominated currencies. There were no losses related to hedge ineffectiveness during Year-To-Date 2019. Assuming November 2, 2019 exchange rates remain constant, $0.7 million of gains, net of tax, related to hedges of these transactions are expected to be reclassified from OCI into earnings over the next 12 months. Changes in fair value associated with derivatives that are not designated and qualified as cash flow hedges are recognized as earnings within selling, general, and administrative expenses.
The Company enters into foreign exchange forward contracts with major banks and has risk exposure in the event of nonperformance by either party. However, based on our assessment, the Company believes that obligations under the contracts will be fully satisfied. Accordingly, there was no requirement to post collateral or other security to support the contracts as of November 2, 2019.

13. SEGMENT INFORMATION
In accordance with FASB ASC 280---Segment Reporting, the Company reports segment data based on geography: The Children’s Place U.S. and The Children’s Place International.  Each segment includes an e-commerce business located at www.childrensplace.com.  Included in The Children’s Place U.S. segment are the Company’s U.S. and Puerto Rico-based stores and revenue from the Company's U.S.-based wholesale business. Included in The Children's Place International segment are the Company's Canadian-based stores, revenue from the Company's Canadian wholesale business, and revenue from international franchisees. The Company measures its segment profitability based on operating income, defined as income before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales.  The assets related to these functions are not allocated.  The Company periodically reviews these allocations and adjusts them based upon changes in business circumstances.  Net sales to external customers are derived from merchandise sales, and the Company has no major customers that account for more than 10% of its net sales.  As of November 2, 2019, The Children’s Place U.S. owned and operated 834 stores and The Children’s Place International owned and operated 121 stores. As of November 3, 2018, The Children’s Place U.S. owned and operated 862 stores and The Children’s Place International owned and operated 126 stores.
The following tables provide segment level financial information:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
	(In thousands)
Net sales:
The Children’s Place U.S.	$467,834	$461,286	$1,217,215	$1,256,363
The Children’s Place International (1)	56,962	61,209	140,432	151,163
Total net sales	$524,796	$522,495	$1,357,647	$1,407,526
Operating income:
The Children’s Place U.S.	$48,129	$52,481	$55,722	$79,178
The Children’s Place International	9,822	12,124	11,102	18,508
Total operating income	$57,951	$64,605	$66,824	$97,686
Operating income as a percent of net sales:
The Children’s Place U.S.	10.3%	11.4%	4.6%	6.3%
The Children’s Place International	17.2%	19.8%	7.9%	12.2%
Total operating income as a percent of net sales	11.0%	12.4%	4.9%	6.9%
Depreciation and amortization:
The Children’s Place U.S.	$16,971	$15,432	$50,301	$45,836
The Children’s Place International	1,850	1,972	5,576	5,569
Total depreciation and amortization	$18,821	$17,404	$55,877	$51,405
Capital expenditures:
The Children’s Place U.S.	$20,326	$27,077	$41,741	$54,299
The Children’s Place International	230	581	655	1,205
Total capital expenditures	$20,556	$27,658	$42,396	$55,504

____________________________________________
(1)Net sales from The Children's Place International are primarily derived from revenues from Canadian operations.

	November 2, 2019	February 2, 2019	November 3, 2018
Total assets:	(In thousands)
The Children’s Place U.S.	$1,179,493	$651,728	$756,191
The Children’s Place International	106,229	75,318	81,062
Total assets	$1,285,722	$727,046	$837,253

14. SUBSEQUENT EVENTS
Subsequent to November 2, 2019 and through December 6, 2019, the Company repurchased approximately 0.2 million shares for approximately $15.0 million.

The Company announced that its Board of Directors has declared a quarterly cash dividend of $0.56 per share to be paid on December 27, 2019 to shareholders of record as of the close of business on December 16, 2019.

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
Terms that are commonly used in our management’s discussion and analysis of financial condition and results of operations are defined as follows:
•Third Quarter 2019 — The thirteen weeks ended November 2, 2019
•Third Quarter 2018 — The thirteen weeks ended November 3, 2018
•Year-To-Date 2019 — The thirty-nine weeks ended November 2, 2019
•Year-To-Date 2018 — The thirty-nine weeks ended November 3, 2018
•Comparable Retail Sales — Net sales, in constant currency, from stores that have been open for at least 14 consecutive months and from our e-commerce store, excluding postage and handling fees.  Store closures in the current fiscal year will be excluded from Comparable Retail Sales beginning in the fiscal quarter in which the store closes.  A store that is closed for a substantial remodel, relocation, or material change in size will be excluded from Comparable Retail Sales for at least 14 months beginning in the fiscal quarter in which the closure occurred.  However, stores that temporarily close will be excluded from Comparable Retail Sales until the store is re-opened for a full fiscal month.
•Gross Margin — Gross profit expressed as a percentage of net sales
•SG&A — Selling, general, and administrative expenses
•FASB — Financial Accounting Standards Board
•SEC — U.S. Securities and Exchange Commission
•U.S. GAAP — Generally Accepted Accounting Principles in the United States
•FASB ASC — FASB Accounting Standards Codification, which serves as the source for authoritative U.S. GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative U.S. GAAP for SEC registrants
Our Business
We are the largest pure-play children's specialty apparel retailer in North America. We design, contract to manufacture, sell at retail and wholesale, and license to sell, trend right, high quality merchandise at value prices, the substantial majority of which is under our proprietary “The Children's Place”, "Place", and "Baby Place" brand names. As of November 2, 2019, we operated 955 stores across North America, our e-commerce business at www.childrensplace.com, and had 260 international points of distribution open and operated by our eight franchise partners in 19 countries.

Segment Reporting
In accordance with the “Segment Reporting” topic of the FASB ASC, we report segment data based on geography: The Children’s Place U.S. and The Children’s Place International.  Each segment includes an e-commerce business located at www.childrensplace.com.  Included in The Children’s Place U.S. segment are our U.S. and Puerto Rico-based stores and revenue from our U.S.-based wholesale business. Included in The Children's Place International segment are our Canadian- based stores, revenue from the Company's Canadian wholesale business, as well as revenue from international franchisees. We measure our segment profitability based on operating income, defined as income before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales.  The assets related to these functions are not allocated.  We periodically review these allocations and adjust them based upon changes in business circumstances.  Net sales from external customers are derived from merchandise sales, and we have no major customers that account for more than 10% of our net sales.  As of November 2, 2019, The Children’s Place U.S. owned and operated 834 stores and The Children’s Place International owned and operated 121 stores. As of November 3, 2018, The Children’s Place U.S. owned and operated 862 stores and The Children’s Place International owned and operated 126 stores.
Recent Developments
On May 10, 2019, tariffs on certain products imported from China increased from 10% to 25%. For the Company, the impacted products include backpacks, fashion bags, lunch bags, and hats.  On September 1, 2019, tariffs of 15% were imposed on additional products imported from China, with the impacted products including certain apparel, accessories, and footwear. On December 15, 2019, tariffs of 15% are expected to be imposed on all of the remaining products the Company imports from China, including apparel, accessories, and footwear. As a result of these recent trade developments, we have implemented strategies to reduce our exposure on products subject to these tariffs, including migrating production to countries outside of China as well as working with our existing vendor base to reduce costs. At this time, these tariffs are not expected to have a material adverse impact on our consolidated financial statements.
Operating Highlights
Our Comparable Retail Sales increased 0.8% during the Third Quarter 2019. Net sales increased by $2.3 million, or 0.4%, to $524.8 million during the Third Quarter 2019 from $522.5 million during the Third Quarter 2018.  The net sales increase of $2.3 million was primarily driven by a Comparable Retail Sales increase of 0.8% and growth in our wholesale business, partially offset by operating fewer stores.
  Gross profit decreased by $6.3 million to $198.1 million during the Third Quarter 2019 from $204.4 million during the Third Quarter 2018.  Gross margin de-leveraged 130 basis points to 37.8% during the Third Quarter 2019 from 39.1% during the Third Quarter 2018. The decrease resulted primarily from the continued increased penetration of our e-commerce business, which operates at a lower gross margin rate due to higher fulfillment costs.
Selling, general, and administrative expenses decreased $2.7 million to $120.5 million during the Third Quarter 2019 from $123.2 million during the Third Quarter 2018. As a percentage of net sales, SG&A leveraged to 23.0% during the Third Quarter 2019 from 23.6% during the Third Quarter 2018, primarily as a result of a reduction in expenses associated with our transformation initiatives and lower incentive compensation.

Provision for income taxes was an expense of $12.7 million during the Third Quarter 2019 compared to an expense of $13.9 million during the Third Quarter 2018.  Our effective tax rate was 22.8% and 21.7% in the Third Quarter 2019 and the Third Quarter 2018, respectively. The effective tax rate was higher during the Third Quarter 2019 primarily due to de-leverage from a lower excess tax benefit related to the vesting of equity shares during the Third Quarter 2019 when applied to income before provision for income taxes year over year as well as an adjustment during the Third Quarter 2018 based on clarification of the tax provisions enacted under the Tax Act.
Net income was $43.0 million during the Third Quarter 2019 compared to $49.9 million during the Third Quarter 2018, due to the factors discussed above.  Earnings per diluted share was $2.77 in the Third Quarter 2019 compared to $3.03 per diluted share in the Third Quarter 2018.  This decrease in earnings per share is due to the factors noted above, partially offset by a lower weighted average common shares outstanding of approximately 1.0 million, which is the result of our share repurchase program.
We continue to make significant progress on our key strategic growth initiatives--superior product, business transformation through technology, alternate channels of distribution, and fleet optimization.

Focus on product remains our top priority and strong product acceptance and our inventory management are anticipated to deliver gross margin and inventory productivity benefits.
Our business transformation through technology initiative has two key components: digital transformation and inventory management. With respect to digital transformation, our goal is to deliver one-to-one personalization, focusing on improving customer acquisition and increasing customer engagement with our brand and to continue to gain market share. The transformation of our digital capabilities has continued during fiscal 2019 as we continue to make foundational enhancements to further support our digital platform, including: implementing responsive design for our e-commerce website, which will provide a consistent customer experience across all computer and mobile devices; adding a content management system; adding a digital asset management system; cross-device linking to drive personalization; and supporting the increased customer acceptance of our store fulfillment capabilities. With respect to inventory management, we have implemented assortment planning, allocation, replenishment, order planning, and forecasting tools.

With respect to alternate channels of distribution, we continued our international expansion program during Year-To-Date 2019 through our franchise partners and added additional international points of distribution (stores, shop-in-shops, e-commerce site) bringing our total count to 260 points of distribution operating in 19 countries. Semir, our partner in China and China's largest specialty children's apparel retailer, opened eight locations in the China market in fiscal 2019.
We continue to evaluate our store fleet as part of our fleet optimization initiative to improve store productivity and plan to close approximately 300 stores through fiscal 2020, which includes the 238 stores closed since the announcement of this initiative. We have identified 25 new store openings through our Gymboree due diligence and have opened ten new stores during Year-To-Date 2019. However, we will remain a net closer of stores.
During Year-To-Date 2019, we repurchased approximately 1.0 million shares for approximately $93.8 million, inclusive of shares surrendered to cover tax withholdings associated with the vesting of equity awards. As of November 2, 2019, there was approximately $146.0 million in aggregate remaining pursuant to the 2018 Share Repurchase Program. We also paid cash dividends of $26.5 million during Year-To-Date 2019 and announced that our Board of Directors has declared a quarterly cash dividend of $0.56 per share to be paid on December 27, 2019 to shareholders of record at the close of business on December 16, 2019.

We have subsidiaries whose operating results are based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars. The table below summarizes those average translation rates that most impact our operating results:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Average Translation Rates (1)
Canadian Dollar	0.7560	0.7673	0.7534	0.7728
Hong Kong Dollar	0.1276	0.1275	0.1276	0.1275
China Yuan Renminbi	0.1410	0.1454	0.1451	0.1518
__________________________________________________
(1)The average translation rates are the average of the monthly translation rates used during each period to translate the respective income statements.  The rates represent the U.S. dollar equivalent of a unit of each foreign currency.

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

Inventory Valuation- We value inventory at the lower of cost or net realizable value, with cost determined using an average cost method. The estimated market value of inventory is determined based on an analysis of historical sales trends of our individual product categories, the impact of market trends and economic conditions, and a forecast of future demand, as well as plans to sell through inventory. Estimates may differ from actual results due to the quantity, quality, and mix of products in inventory, consumer and retailer preferences, and market conditions.  Our historical estimates have not differed materially from actual results and a 10% difference in our reserve as of November 2, 2019 would have impacted net income by approximately $0.1 million.  Our reserve balance at November 2, 2019 was approximately $1.5 million compared to $1.8 million at November 3, 2018.
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
Time Vesting and Performance-Based Awards
We generally grant time vesting and performance-based stock awards to employees at management levels and above.  We also grant time vesting stock awards to our non-employee directors.  Time vesting awards are granted in the form of restricted stock units that require each recipient to complete a service period ("Deferred Awards"). Deferred Awards granted to employees generally vest ratably over three years. Deferred Awards granted to non-employee directors generally vest after one year. Performance-based stock awards are granted in the form of restricted stock units which have a performance criteria that must be achieved for the awards to be earned in addition to a service period requirement ("Performance Awards"), and each Performance Award has a defined number of shares that an employee can earn (the "Target Shares"). With the approval of the Board's Compensation Committee, the Company may settle vested Deferred Awards and Performance Awards to the employee in shares, in a cash amount equal to the market value of such shares at the time all requirements for delivery of the award have been met, or in part shares and cash. For Performance Awards issued during fiscal 2017 (the “2017 Performance Awards”), an employee may earn from 0% to 200% of their Target Shares based on the cumulative adjusted earnings per share achieved for the applicable performance period, which is generally three years, adjusted operating margin expansion achieved for the performance period, and adjusted return on invested capital ("adjusted ROIC") achieved at the end of the performance period. The 2017 Performance Awards cliff vest, if earned, after completion of the applicable performance period. The fair value of the 2017 Performance Awards granted is based on the closing price of our common stock on the grant date. For Performance Awards issued during fiscal 2018 and fiscal 2019 (the “2018 and 2019 Performance Awards”), an employee may earn from 0% to 250% of their Target Shares based on the cumulative adjusted earnings per share achieved for the applicable performance period, which is generally three years, adjusted operating margin expansion achieved for the performance period, adjusted ROIC achieved as of the end of the performance period, and our adjusted ROIC relative to that of companies in our peer group as of the end of the performance period. The 2018 and 2019 Performance Awards cliff vest, if earned, after completion of the performance period. The fair value of the 2018 and 2019 Performance Awards granted is based on the closing price of our common stock on the grant date. Compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover. While actual forfeitures could vary significantly from those estimated, a 10% change in our estimated forfeiture rate would impact our fiscal 2019 net income by approximately $0.4 million.
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
We review all stores that have reached comparable sales status, or sooner if circumstances should dictate, on at least an annual basis.  We believe waiting this period of time allows a store to reach a maturity level where a more comprehensive analysis of financial performance can be performed. For each store that shows indications of operating losses, we project future cash flows over the remaining life of the lease, adjusted for lease payments, and compare the total undiscounted cash flows to the net book value of the related long-lived assets, including ROU assets.  If the undiscounted cash flows are less than the related net book value of the long-lived assets, they are written down to their fair market value.  We primarily use discounted future cash flows directly associated with those assets to determine fair market value of long-lived assets and market participant rent to determine the fair market value of ROU assets.  In evaluating future cash flows, we consider external and internal factors.  External factors comprise the local environment in which the store resides, including mall traffic and competition and their effect on sales trends.  Internal factors include our ability to gauge the fashion taste of our customers, control variable costs such as cost of sales and payroll, and in certain cases, our ability to renegotiate lease costs. If external factors should change unfavorably, if actual sales should differ from our projections, or if our ability to control costs is insufficient to sustain the necessary cash flows, future impairment charges could be material.  At November 2, 2019, the average net book value per store was approximately $0.1 million.
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
Fair Value Measurement and Financial Instruments- FASB ASC 820--Fair Value Measurement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.
This topic defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a three-level hierarchy, which encourages an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The three levels of the hierarchy are defined as follows:
•Level 1 - inputs to the valuation techniques that are quoted prices in active markets for identical assets or liabilities
•Level 2 - inputs to the valuation techniques that are other than quoted prices but are observable for the assets or liabilities, either directly or indirectly
•Level 3 - inputs to the valuation techniques that are unobservable for the assets or liabilities

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

Our derivative assets and liabilities include foreign exchange forward contracts that are measured at fair value using observable market inputs such as forward rates, our credit risk, and our counterparties’ credit risks. Based on these inputs, our derivative assets and liabilities are classified within Level 2 of the fair value hierarchy.

Our assets measured at fair value on a nonrecurring basis include long-lived assets, such as intangible assets, fixed assets, and ROU assets. We review the carrying amounts of such assets when events indicate that their carrying amounts may not be recoverable. Any resulting asset impairment would require that the asset be recorded at its fair value. The resulting fair value measurements of the assets are considered to fall within Level 3 of the fair value hierarchy.
Insurance and Self-Insurance Liabilities- Based on our assessment of risk and cost efficiency, we self-insure as well as purchase insurance policies to provide for workers' compensation, general liability and property losses, cyber-security coverage, as well as directors' and officers' liability, vehicle liability, and employee medical benefits.  We estimate risks and record a liability based upon historical claim experience, insurance deductibles, severity factors, and other actuarial assumptions.  These estimates include inherent uncertainties due to the variability of the factors involved, including type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant, and governmental regulations.  While we believe that our risk assessments are appropriate, these uncertainties or a deviation in future claims trends from recent historical patterns could result in our recording additional or reduced expenses, which may be material to our results of operations.  Our historical estimates have not differed materially from actual results and a 10% difference in our insurance reserves as of November 2, 2019 would have impacted net income by approximately $0.4 million.

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

In February 2016, the FASB issued guidance relating to the accounting for leases. This guidance applies a ROU model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset for the lease term and a liability to make lease payments. The lease term is the noncancellable period of the lease, and includes both periods covered by an option to extend the lease, if the lessee is reasonably certain to exercise that option, and periods covered by an option to terminate the lease, if the lessee is reasonably certain not to exercise that termination option. We adopted this guidance in the first quarter of 2019 using the modified-retrospective method. Refer to Note 3, "Leases”, for additional information.

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

In June 2016, the FASB issued guidance related to the accounting for financial instrument credit losses. The guidance aims to provide more decision useful information about the expected credit losses on financial instruments by replacing the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance is effective for annual reporting periods, and interim reporting periods within those years, beginning after December 15, 2019. We do not expect the guidance to have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, selected statements of operations data expressed as a percentage of net sales. We primarily evaluate the results of our operations as a percentage of net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of net sales (i.e., “basis points”). For example, gross profit decreased approximately 130 basis points to 37.8% of net sales during the Third Quarter 2019 from 39.1% during the Third Quarter 2018.  Accordingly, to the extent that our sales have increased at a faster rate than our costs (i.e., “leveraging”), the more efficiently we have utilized the investments we have made in our business.  Conversely, if our sales decrease or if our costs grow at a faster pace than our sales (i.e., “de-leveraging”), we have less efficiently utilized the investments we have made in our business.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization)	62.2	60.9	64.0	63.1
Gross profit	37.8	39.1	36.0	36.9
Selling, general, and administrative expenses	23.0	23.6	26.9	26.0
Depreciation and amortization	3.6	3.3	4.1	3.7
Asset impairment charges	0.2	0.1	0.1	0.4
Other income	—	(0.2)	—	(0.1)
Operating income	11.0	12.4	4.9	6.9
Interest (expense), net	(0.4)	(0.2)	(0.3)	(0.2)
Income before provision for income taxes	10.6	12.2	4.5	6.8
Provision for income taxes	2.4	2.7	0.9	0.5
Net income	8.2%	9.6%	3.6%	6.3%
Number of Company-operated stores, end of period	955	988	955	988
____________________________________________
 Table may not add due to rounding.

The following tables set forth net sales by segment, for the periods indicated.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net sales:	(In thousands)
The Children’s Place U.S.	$467,834	$461,286	$1,217,215	$1,256,363
The Children’s Place International	56,962	61,209	140,432	151,163
Total net sales	$524,796	$522,495	$1,357,647	$1,407,526

Third Quarter 2019 Compared to the Third Quarter 2018

Net sales increased by $2.3 million, or 0.4%, to $524.8 million during the Third Quarter 2019 from $522.5 million during the Third Quarter 2018.  The net sales increase of $2.3 million was primarily driven by a Comparable Retail Sales increase of 0.8% and growth in our wholesale business, partially offset by operating fewer stores.
We believe that our e-commerce and brick-and-mortar retail store operations are highly interdependent, with both sharing common customers purchasing from a common pool of product inventory. Accordingly, we believe that consolidated omni-channel reporting presents the most meaningful and appropriate measure of our performance, including Comparative Retail Sales and net sales.
The Children’s Place U.S. net sales increased $6.5 million, or 1.4%, to $467.8 million in the Third Quarter 2019 compared to $461.3 million in the Third Quarter 2018.  This increase primarily resulted from a U.S. Comparable Retail Sales increase of 1.2% and growth in our wholesale business, partially offset by operating fewer stores.
The Children’s Place International net sales decreased $4.2 million, or 6.9%, to $57.0 million in the Third Quarter 2019 compared to $61.2 million in the Third Quarter 2018.  The decrease resulted primarily from operating fewer stores, a decrease in revenue from international franchisees, and unfavorable changes in the Canadian exchange rate.
Total e-commerce sales, which include postage and handling, increased to 35.4% of net sales during the Third Quarter 2019 from 28.9% during the Third Quarter 2018.
Gross profit decreased by $6.3 million to $198.1 million during the Third Quarter 2019 from $204.4 million during the Third Quarter 2018.  Gross margin de-leveraged 130 basis points to 37.8% during the Third Quarter 2019 from 39.1% during the Third Quarter 2018. The decrease resulted primarily from the continued increased penetration of our e-commerce business, which operates at a lower gross margin rate due to higher fulfillment costs.

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
Selling, general, and administrative expenses decreased $2.7 million to $120.5 million during the Third Quarter 2019 from $123.2 million during the Third Quarter 2018. As a percentage of net sales, SG&A leveraged to 23.0% during the Third Quarter 2019 from 23.6% during the Third Quarter 2018, primarily as a result of a reduction in expenses associated with our transformation initiatives and lower incentive compensation.

Asset impairment charges were $0.8 million during the Third Quarter 2019, primarily related to eight stores. Asset impairment charges during the Third Quarter 2018 were $0.4 million, which related to the full impairment of primarily five stores.
Depreciation and amortization was $18.8 million during the Third Quarter 2019 compared to $17.4 million during the Third Quarter 2018 reflecting increased depreciation associated with our investment in business transformation initiatives.
Provision for income taxes was an expense of $12.7 million during the Third Quarter 2019 compared to an expense of $13.9 million during the Third Quarter 2018.  Our effective tax rate was 22.8% and 21.7% in the Third Quarter 2019 and the Third Quarter 2018, respectively. The effective tax rate was higher during the Third Quarter 2019 primarily due to de-leveraging from a lower excess tax benefit related to the vesting of equity shares during the Third Quarter 2019 when applied to income before provision for income taxes year over year as well as an adjustment during the Third Quarter 2018 based on clarification of the tax provisions enacted under the Tax Act.
Net income was $43.0 million during the Third Quarter 2019 compared to $49.9 million during the Third Quarter 2018, due to the factors discussed above.  Earnings per diluted share was $2.77 in the Third Quarter 2019 compared to $3.03 per diluted share in the Third Quarter 2018.  This decrease in earnings per share is due to the factors noted above, partially offset by a lower weighted average common shares outstanding of approximately 1.0 million, which is the result of our share repurchase program.
Year-To-Date 2019 Compared to the Year-To-Date 2018

Net sales decreased by $49.9 million, or 3.5%, to $1,357.6 million during Year-To-Date 2019 from $1,407.5 million during Year-To-Date 2018.  The net sales decrease was primarily driven by a Comparable Retail Sales decrease of 2.3%, the adverse impact of competitor liquidations, and operating fewer stores.
We believe that our e-commerce and brick-and-mortar retail store operations are highly interdependent, with both sharing common customers purchasing from a common pool of product inventory. Accordingly, we believe that consolidated omni-channel reporting presents the most meaningful and appropriate measure of our performance, including Comparative Retail Sales and net sales.
The Children’s Place U.S. net sales decreased $39.2 million, or 3.1%, to $1,217.2 million during Year-To-Date 2019 compared to $1,256.4 million during Year-To-Date 2018.  This decrease primarily resulted from a U.S. Comparable Retail Sales decrease of 2.3%, the adverse impact of competitor liquidations, and operating fewer stores.
The Children’s Place International net sales decreased $10.8 million, or 7.1%, to $140.4 million during Year-To-Date 2019 compared to $151.2 million during Year-To-Date 2018.  The decrease resulted primarily from a Canadian Comparable Retail Sales decrease of 2.9%, operating fewer stores, and unfavorable changes in the Canadian exchange rate.
Total e-commerce sales, which include postage and handling, increased to 31.4% of net sales during Year-To-Date 2019 from 27.2% during Year-To-Date 2018.
Gross profit decreased by $30.5 million to $488.9 million during Year-To-Date 2019 from $519.4 million during Year-To-Date 2018.  Gross margin de-leveraged 90 basis points to 36.0% during Year-To-Date 2019 from 36.9% during Year-To-Date 2018. The de-leverage resulted primarily from de-leverage of fixed expenses due to negative Comparable Retail Sales and increased penetration of our e-commerce business, which operates at a lower gross margin rate due to higher fulfillment costs.
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
Selling, general, and administrative expenses decreased $1.0 million to $364.9 million during Year-To-Date 2019 from $365.9 million during Year-To-Date 2018. As a percentage of net sales, SG&A increased 90 basis points to 26.9% during

Year-To-Date 2019 from 26.0% during Year-To-Date 2018. The de-leverage was primarily as a result of the de-leverage of fixed expenses due to negative Comparable Retail Sales.
Asset impairment charges were $1.3 million during Year-To-Date 2019, primarily related to the impairment of 15 stores. Asset impairment charges during Year-To-Date 2018 were $5.6 million, of which $1.2 million related to the full impairment of primarily nine stores and $4.4 million related to the write-down of information technology systems.
Depreciation and amortization was $55.9 million during Year-To-Date 2019 compared to $51.4 million during Year-To-Date 2018 reflecting increased depreciation associated with our investment in business transformation initiatives.
Provision for income taxes was $11.6 million during Year-To-Date 2019 compared to $6.7 million during Year-To-Date 2018.  Our effective tax rate was 19.1% and 7.0% during Year-To-Date 2019 and Year-To-Date 2018, respectively. The effective tax rate was higher for the Year-To-Date 2019 primarily due to de-leveraging from a lower excess tax benefit related to the vesting of equity shares during Year-To-Date 2019 when applied to income before provision for income taxes year over year.
Net income was $49.1 million during Year-To-Date 2019 compared to $88.9 million during Year-To-Date 2018, due to the factors discussed above.  Earnings per diluted share was $3.10 during Year-To-Date 2019 compared to $5.24 per diluted share during Year-To-Date 2018.  This decrease in earnings per share is due to the factors noted above, partially offset by a lower weighted average common shares outstanding of approximately 1.1 million, which is the result of our share repurchase program.

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
Our working capital decreased $280.1 million to a deficit of $144.5 million at November 2, 2019 compared to $135.6 million at November 3, 2018, primarily due to the funding of the Gymboree assets acquisition and the adoption of Topic 842, which resulted in an increase in current lease liabilities. During Year-To-Date 2019, we repurchased approximately 1.0 million shares for approximately $93.8 million.  During Year-To-Date 2018, we repurchased approximately 1.7 million shares for approximately $213.1 million. We also paid cash dividends of $26.5 million and $24.9 million during Year-To-Date 2019 and Year-To-Date 2018, respectively. Subsequent to November 2, 2019 and through December 6, 2019, we repurchased approximately 0.2 million shares for approximately $15.0 million and declared a quarterly cash dividend of $0.56 per share to be paid on December 27, 2019 to shareholders of record at the close of business on December 16, 2019.
Our credit facility provides for borrowings up to the lesser of $325.0 million or our borrowing base, as defined by the credit facility agreement (see “Credit Facility” below).  At November 2, 2019, we had $184.2 million of outstanding borrowings and $134.6 million available for borrowing. In addition, at November 2, 2019, we had $6.2 million of outstanding letters of credit with an additional $43.8 million available for issuing letters of credit.
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
(i)the prime rate plus a margin of 0.38% to 0.50% based on the amount of our average excess availability under the facility; or

(ii)the London InterBank Offered Rate, or “LIBOR”, for an interest period of one, two, three, or six months, as selected by us, plus a margin of 1.13% to 1.38% based on the amount of our average excess availability under the facility.
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
We have capitalized an aggregate of approximately $5.0 million in deferred financing costs related to the Credit Agreement. The unamortized balance of deferred financing costs at November 2, 2019 was approximately $1.0 million. Unamortized deferred financing costs are amortized over the remaining term of the Credit Agreement.
Cash Flows/Capital Expenditures
During Year-To-Date 2019, cash flows provided by operating activities were $100.6 million compared to $83.5 million during Year-To-Date 2018. The increase was primarily as a result of working capital management.
During Year-To-Date 2019, cash flows used in investing activities were $119.1 million compared to $41.1 million during Year-To-Date 2018. This change was primarily due to the Gymboree intellectual property and related assets acquisition.
During Year-To-Date 2019, cash flows provided by financing activities were $15.1 million compared to cash flows used in financing activities of $194.5 million during Year-To-Date 2018.  The increase primarily resulted from an increase in borrowings under our revolving credit facility and a decrease in purchases of our common stock, primarily related to our accelerated share repurchase program during Year-To-Date 2018.
We anticipate that total capital expenditures will be approximately $60 to $65 million in fiscal 2019, primarily related to our business transformation initiatives, system integration costs associated with our re-launch of the Gymboree brand, and new store openings, compared to $71 million in fiscal 2018. Our ability to continue to meet our capital requirements in fiscal 2019 depends on our cash on hand, our ability to generate cash flows from operations, and our available borrowings under our credit facility.  Cash flow generated from operations depends on our ability to achieve our financial plans.  During Year-To-Date 2019, we were able to fund our capital expenditures with cash on hand and cash generated from operating activities supplemented by funds from our credit facility.  We believe that our existing cash on hand, cash generated from operations, and funds available to us through our credit facility will be sufficient to fund our capital and other cash requirements for the foreseeable future.
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
All derivative instruments are presented at gross fair value on the consolidated balance sheets within either prepaid expenses and other current assets or accrued expenses and other current liabilities. As of November 2, 2019, we had foreign exchange forward contracts with an aggregate notional amount of $12.5 million, and the fair value of the derivative instruments was an asset of $1.6 million.

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
Interest Rates
Our credit facility bears interest at a floating rate equal to the prime rate or LIBOR, plus a calculated spread based on our average excess availability.  As of November 2, 2019, we had $184.2 million in borrowings under our credit facility. A 10% change in the prime rate or LIBOR interest rates would not have had a material impact on our interest expense.
Foreign Assets and Liabilities
Assets and liabilities outside the United States are primarily located in Canada and Hong Kong.  Our investments in our Canadian and Hong Kong subsidiaries are considered long-term. As of November 2, 2019, net assets in Canada and Hong Kong were approximately $30.5 million and $40.1 million, respectively.  A 10% increase or decrease in the Canadian and Hong Kong exchange rates would increase or decrease the corresponding net investment by approximately $3.1 million and $4.0 million, respectively.  All changes in the net investment of our foreign subsidiaries are recorded in other comprehensive income as unrealized gains or losses.
As of November 2, 2019, we had approximately $60.1 million of our cash and cash equivalents held in foreign countries, of which approximately $13.2 million was in Canada, approximately $42.1 million was in Hong Kong, and approximately $4.8 million was in other foreign countries.
Foreign Operations
We have exchange rate exposure primarily with respect to certain revenues and expenses denominated in Canadian dollars. As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses.  Assuming a 10% change in foreign exchange rates, Year-To-Date 2019 net sales could have decreased or increased by approximately $12.2 million, and total costs and expenses could have decreased or increased by approximately $15.3 million.  Additionally, we have foreign currency denominated receivables and payables that when settled, result in transaction gains or losses.  At November 2, 2019, we had foreign currency denominated receivables and payables, including inter-company balances, of $2.9 million and $5.8 million, respectively.
Our Canadian subsidiary’s functional currency is the Canadian dollar but purchases inventory from suppliers in U.S. dollars. In order to mitigate the variability of cash flows associated with certain of these forecasted inventory purchases, we enter into foreign exchange forward contracts. As of November 2, 2019, we had foreign exchange forward contracts with an aggregate notional amount of $12.5 million, and the fair value of the derivative instruments was an asset of $1.6 million. Assuming a 10% change in Canadian foreign exchange rates, the fair value of these instruments could have decreased by or increased by approximately $1.3 million. Any resulting changes in the fair value of the instruments would be partially offset by changes in the underlying balance sheet positions. We do not hedge all transactions denominated in foreign currency.
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
Management, including our Chief Executive Officer and President and our Chief Operating Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of November 2, 2019. Based on that evaluation, our Chief Executive Officer and President and our Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level, as of November 2, 2019, to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive, principal accounting, and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS.

Certain legal proceedings in which we are involved are discussed in Note 10 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended February 2, 2019. See Note 10 to the accompanying consolidated financial statements for a discussion of the recent developments concerning our legal proceedings.

Item 1A.RISK FACTORS.

There were no material changes to the risk factors disclosed in Item 1A of Part I in our Annual Report on Form 10-K for the year ended February 2, 2019.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In March 2018, the Board of Directors authorized a $250 million share repurchase program (the "2018 Share Repurchase Program"). Under the Share Repurchase Program, the Company may repurchase shares on the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under the programs will depend on a variety of factors including price, corporate and regulatory requirements, and other market and business conditions. We may suspend or discontinue the program at any time, and may thereafter reinstitute purchases, all without prior announcement.

The following table provides a month-by-month summary of our share repurchase activity during the Third Quarter 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs
8/4/19-8/31/19 (1)	140,454	$81.97	139,653	$167,969
9/1/19-10/5/19 (2)	175,077	82.68	175,077	153,493
10/6/19-11/2/19	99,360	75.34	99,360	146,007
Total	414,891	$80.68	414,090	$146,007
____________________________________________
(1) Consists of 801 shares acquired as treasury stock as directed by participants in the Company's deferred compensation plan and 963 shares withheld to cover taxes in conjunction with the vesting of stock awards.
(2) Consists of 277 shares withheld to cover taxes in conjunction with the vesting of stock awards.

Item 6. Exhibits.

The following exhibits are filed with this Quarterly Report on Form 10-Q:

10.1(+)(*)	Letter agreement dated June 18, 2019 between The Children's Place Services Company, LLC and Robert Karpf

31.1(+)	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2(+)	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32(+)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
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

THE CHILDREN’S PLACE, INC.

Date:	December 11, 2019	By:	/S/ JANE T. ELFERS
JANE T. ELFERS
Chief Executive Officer and President
(Principal Executive Officer)

Date:	December 11, 2019	By:	/S/ ROBERT HELM
ROBERT HELM
Senior Vice President, Finance and Inventory Management
(Principal Accounting Officer)