Form 10-K
period 2020-02-01
Childrens Place, Inc.
filed 2020-03-19
CIK 1041859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fifty-two weeks ended	February 1, 2020
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(b) of the Act: Common Stock, $0.10 par value
Name of each exchange on which registered: Nasdaq Global Select Market
Trading Symbol: PLCE
Securities registered pursuant to Section 12(g) of the Act: None.
___________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, ”accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates was $1,346,515,001 at the close of business on August 3, 2019 (the last business day of the registrant’s fiscal 2019 second fiscal quarter) based on the closing price of the common stock as reported on the Nasdaq Global Select Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common Stock, par value $0.10 per share, outstanding at March 17, 2020: 14,509,215.
Documents Incorporated by Reference: Portions of The Children’s Place, Inc. Definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 14, 2020 are incorporated by reference into Part III.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K
FOR THE FIFTY-TWO WEEKS ENDED FEBRUARY 1, 2020

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
The Business section and other parts of this Annual Report on Form 10-K may contain certain forward-looking statements regarding future circumstances. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “anticipates”, “believes”, “estimates”, “expects”, “intends”, “plans”, “predicts”, and similar terms. These forward-looking statements are based upon current expectations and assumptions of The Children’s Place, Inc. (the “Company”) and are subject to various risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements including, but not limited to, those discussed in the subsection entitled “Risk Factors” under Part I, Item 1A of this Annual Report on Form 10-K. Actual results, events, and performance may differ significantly from the results discussed in the forward-looking statements. Readers of this Annual Report on Form 10-K are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The inclusion of any statement in this Annual Report on Form 10-K does not constitute an admission by the Company or any other person that the events or circumstances described in such statement are material.
The following discussion should be read in conjunction with the Company’s audited financial statements and notes thereto included elsewhere in this Annual Report on Form 10‑K.
PART I
ITEM 1.-BUSINESS
As used in this Annual Report on Form 10-K, references to the “Company”, “The Children’s Place”, “we”, “us”, “our”, and similar terms refer to The Children's Place, Inc. and its subsidiaries. Our fiscal year ends on the Saturday on or nearest to January 31. Other terms that are commonly used in this Annual Report on Form 10-K are defined as follows:

•	Fiscal 2019 - The fifty-two weeks ended February 1, 2020

•	Fiscal 2018 - The fifty-two weeks ended February 2, 2019

•	Fiscal 2017 - The fifty-three weeks ended February 3, 2018

•	Fiscal 2020 - Our next fiscal year representing the fifty-two weeks ending January 30, 2021

•	GAAP - U.S. Generally Accepted Accounting Principles

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

•	SEC - U.S. Securities and Exchange Commission

•	FASB - Financial Accounting Standards Board

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
General
The Children’s Place, Inc. is the largest pure-play children’s specialty apparel retailer in North America. We design, contract to manufacture, sell at retail and wholesale, and license to sell trend right, high quality children’s apparel, footwear, and accessories predominately at value prices, under the proprietary “The Children’s Place”, “Place”, “Baby Place”, and “Gymboree” brand names. Our physical stores offer a friendly and convenient shopping environment, segmented into departments that serve the wardrobe needs of girls and boys (sizes 4-18), toddler girls and boys (sizes 6 months-5T), and baby (sizes 0-24 months). Our merchandise is also available online at www.childrensplace.com and www.gymboree.com. Our customers are able to shop online and receive the same merchandise available in our physical stores, in addition to certain merchandise which is exclusive to our e-commerce sites.
The Children’s Place was founded in 1969. The Company became publicly traded on the Nasdaq Global Select Market in 1997. As of February 1, 2020, we operated 924 stores throughout North America as well as our online store. During Fiscal 2019, we opened 12 stores and closed 60 stores. During Fiscal 2018, we opened no stores and closed 42 stores. Also, in Fiscal 2019, we continued to expand into international markets through territorial agreements with franchisees, and, in our wholesale business, we continued to expand categories and distribution to our customers.
Jane Elfers, our President and Chief Executive Officer, established four key strategic initiatives:

1.
Superior Product - Product is our number one priority. We are focused on providing the right product, in the right channels of distribution, at the right time. We offer a full line of footwear and accessories so busy moms can quickly and easily put together head-to-toe outfits. Our design, merchandising, sourcing, and planning teams strive to ensure that our product is trend right, while at the same time balancing fashion and fashion basics with more frequent, wear-now deliveries. We relaunched the iconic Gymboree brand in February 2020 with a meaningfully improved digital experience on www.gymboree.com, complimented by shop-in-shop locations in over 200 co-branded stores in the U.S. and Canada.

2.
Business Transformation through Technology - Our business transformation through technology initiative has two key components: digital transformation and inventory management. The transformation of our digital capabilities continued during Fiscal 2019 with the development of a completely redesigned responsive site and mobile application, providing a rich online shopping experience geared towards the needs of our “on-the-go” mobile customers, expanded customer personalization, which delivers unique, relevant content to drive sales, loyalty and retention, and the piloting of additional omni-channel capabilities by offering save-the-sale with the rollout of our new state-of-the-art point of sale system. With respect to inventory management, we continue to optimize our assortment planning, allocation, replenishment, order planning, and forecasting tools.

3.
Growth through Alternate Channels of Distribution - International and wholesale expansion continue to represent meaningful long-term revenue opportunities for the Company. We continued our international expansion program during Fiscal 2019 with our franchise partners and added 49 net additional international points of distribution (stores, shop in shops, e-commerce sites) bringing our total count to 266 points of distribution operating in 19 countries. Our wholesale business continues to grow primarily through our relationship with Amazon.

4.
Fleet Optimization - We continually evaluate our store fleet as part of our fleet optimization initiative. In an effort to improve store productivity and profitability, we continue to execute on our plan to close over 300 stores through Fiscal 2020, which includes the 271 stores closed since the announcement of this initiative.

Overlaying these four strategic initiatives is talent. Talent ultimately defines our success, and, over the past several years, we have built a best-in-class management team. We believe that our talented team is a significant competitive advantage for our Company.
Underlying these growth initiatives is a commitment to operational excellence. The Company’s commitment to operational excellence includes disciplined expense management and a focus on persistent improvement in store and e-commerce operations, and combined with our finance, compliance, legal, and human resources areas, form the strong base necessary to support our long-term growth initiatives.
Gymboree Acquisition
On April 4, 2019, we completed the acquisition of certain intellectual property and related assets (the “Gymboree Assets”) of Gymboree Group, Inc. and related entities, which includes the worldwide rights to the names “Gymboree” and “Crazy 8” and other intellectual property, including trademarks, domain names, copyrights, and customer databases.  Gymboree is an iconic children’s apparel brand offering colorful, playful, bow-to-toe children’s clothing collections that celebrate childhood and help families look their best for any occasion. Gymboree collections incorporate themes that come to life through vibrant color palettes, prints, textures, graphics, and high-quality, durable fabrics.  We relaunched the Gymboree branded product in February 2020 with an enhanced, personalized, online shopping experience at www.gymboree.com and in over 200 co-branded locations in select The Children’s Place stores across the U.S. and Canada.
Segment Reporting
In accordance with FASB ASC 280--Segment Reporting, we report segment data based on geography: The Children’s Place U.S. and The Children’s Place International.  Each segment includes an e-commerce business located at www.childrensplace.com.  Included in The Children’s Place U.S. segment are our U.S. and Puerto Rico based stores and revenue from our U.S.-based wholesale business. Included in The Children’s Place International segment are our Canadian-

based stores, revenue from the Company’s Canada wholesale business, as well as revenue from international franchisees. We measure our segment profitability based on operating income, defined as income before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services, are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales.  The assets related to these functions are not allocated.  We periodically review these allocations and adjust them based upon changes in business circumstances.  Net sales to external customers are derived from merchandise sales, and we have no major customers that account for more than 10% of our net sales. The following tables show, by segment, our net sales and operating income for the past three fiscal years and total assets as of February 1, 2020 and February 2, 2019:

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
	(In thousands)
Net sales:
The Children’s Place U.S.	$1,671,165	$1,727,907	$1,650,620
The Children’s Place International	199,502	210,177	219,655
Total net sales	$1,870,667	$1,938,084	$1,870,275

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
	(In thousands)
Operating income:
The Children’s Place U.S.	$77,989	$86,983	$132,152
The Children’s Place International	18,369	24,345	29,358
Total operating income	$96,358	$111,328	$161,510

Operating income as a percent of net sales:
The Children’s Place U.S.	4.7%	5.0%	8.0%
The Children’s Place International	9.2%	11.6%	13.4%
Total operating income as a percent of net sales	5.2%	5.7%	8.6%

	February 1, 2020	February 2, 2019
	(In thousands)
Total assets:
The Children’s Place U.S.	$1,080,665	$651,728
The Children’s Place International	100,732	75,318
Total assets	$1,181,397	$727,046
See Note 14 of the Notes to our Consolidated Financial Statements for further segment financial data.
All foreign net sales are in The Children’s Place International segment, while certain foreign expenses related to our buying operations are allocated between the two segments.

Key Capabilities
Our objective is to sell high quality, value priced, trend right children’s merchandise. Our merchandise assortment offers one stop shopping across apparel, footwear, and accessories. Our strategic initiatives are as follows:
Merchandising Strategy
Our merchandising strategy delivers a compelling and coordinated assortment of apparel, footwear, and accessories that facilitate the purchase of head-to-toe outfits. We merchandise our deliveries by season and flow new product to stores monthly.
High Quality and Value
We believe that offering high quality, value priced, trend right apparel, footwear, and accessories under “The Children’s Place”, “Place”, “Baby Place”, and “Gymboree” brand names is a competitive advantage.
Brand Image
We focus on our brand image and strengthening our customer loyalty by:

•	Consistently offering high quality and age appropriate products and trend right fashion predominately at value prices in a friendly and convenient shopping environment;

•	Providing coordinated outfits and accessories for our customers’ lifestyle needs;

•	Providing exclusive products on our e-commerce sites to expand the breadth of our offerings;

•	Creating strong merchandising and visual presentations to create a compelling in-store experience;

•	Emphasizing our great value fashion in marketing visuals to convey a consistent message across our brands;

•	Leveraging our customer database to communicate with our customers and personalize communications to maximize customer satisfaction; and

•	Utilizing our MyPLACE Loyalty Rewards program and private label credit card to drive customer engagement.
Low-Cost Global Sourcing
We design, source, and contract to manufacture the substantial majority of the Company’s branded products. We believe that this is essential to assuring the consistency and quality of our merchandise, as well as our ability to deliver value to our customers. We have strong relationships with our vendors. Through these relationships and our extensive knowledge of low cost sourcing on a global scale, we are able to offer our customers high-quality products at predominately value prices. We maintain a network of sourcing offices globally in order to manage our vendors efficiently and respond to changing business needs effectively. Our sourcing offices in Hong Kong, China, Bangladesh, Indonesia, and Ethiopia, and contract associates in greater Africa, Cambodia, and other countries in which we source products, give us access to a wide range of vendors and allow us to work to maintain and/or reduce our merchandise costs by capitalizing on new sourcing opportunities while maintaining our high standard for product quality.
Merchandising Process
The strong collaboration between our cross-functional teams in design, merchandising, sourcing, and planning have enabled us to build our brands.
Design
The design team gathers information from trends, color services, research, and trade shows.
Merchandising
Each quarter, we develop seasonal merchandising strategies.
Planning and Allocation
The planning and allocation organization works collaboratively with the merchandising, finance, and global sourcing teams to develop seasonal sales and margin plans to support our financial objectives and merchandising strategies. Further, this team plans the flow of inventory to ensure that we are adequately supporting floor sets and key promotional periods. Special attention is paid to our store types, as they differ in brand, capacity, and layout.

Production, Quality Assurance, and Responsible Sourcing
During Fiscal 2019, we engaged independent contract vendors located primarily in greater Asia and Africa. We continue to pursue global sourcing opportunities to support our inventory needs and seek to reduce merchandise costs. We contract for the manufacture of the substantial majority of the products we sell. We do not own or operate any manufacturing facilities.
During Fiscal 2019, we sourced all of our merchandise directly without the use of third-party commissioned buying agents for The Children’s Place branded product. For the initial launch of Gymboree branded product, we utilized a third-party commissioned buying agent to reconnect with the key vendors that formerly supported the brand’s elevated expectations for quality and consistency. We source from a diversified network of vendors, including approximately 17% of our total merchandise from Cambodia, approximately 14% from China, and approximately 11% from each of India, Vietnam, and Indonesia. No other country accounted for 10% or more of our production.
In addition to our quality assurance procedures, we conduct a responsible sourcing program that seeks to protect our Company and enhance our brands by providing guidance in-line with industry standards to our global vendors in their efforts to provide safe and appropriate working conditions for their employees. These efforts are part of an ongoing process to encourage the continued improvement by our vendors of factory working conditions, and ultimately, the lives of their employees who make our product. Additionally, under our responsible sourcing program, we monitor changes in local laws and other conditions (e.g., worker safety, workers’ rights of association, and political and social instability) in the countries from which we source in order to identify and assess potential risks to our sourcing capabilities. The components of our program are as follows:

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

•
Ongoing Auditing Program - We administer a factory auditing program staffed by our internal quality assurance and responsible sourcing teams and/or professional third-party auditors, who visit factory locations to provide insight into general factory working conditions and other production characteristics in all factories that manufacture The Children’s Place products. With this information, we can understand factories’ challenges, help the factories identify non-compliance with legal and industry standards, and offer guidance on corrective action plans for the factories to achieve better compliance. All factories that are approved for The Children’s Place production must undergo technical capabilities and responsible sourcing audits prior to any orders being placed and periodically thereafter.

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

•
Worker Well Being Programs - The Company’s global responsible sourcing activities involve the Company’s third-party factories who manufacture the Company’s merchandise. These vendors’ workforce is predominantly women who work in factories in underdeveloped countries in greater Asia and Africa. In addition to its auditing activities concerning local laws and ethical business practices, worker health and welfare, working conditions, safety, rights of association, and other practices at factories, in recent times, the Company’s commitment to responsible sourcing activities has evolved beyond a compliance-based approach to a more holistic view, focusing not only on compliance but also on worker training and education. In support of our business and societal objectives and those of our vendors to create and sustain a healthy and engaged workforce, below are examples of programs sponsored by the Company:

•
BSR’s HERproject - This program is designed to positively impact the well-being of women through workplace-based education and training provided by local non-governmental organizations to promote health, gender equality, financial inclusion, and other life-needs.  The Company continues to sponsor the program in its key sourcing regions, including in Ethiopia, where the program in the Hawassa Industrial Park will reach over 7,000 women garment workers.

•
ILO’s BetterWork program - Partnering with over 30 companies and the International Finance Corporation, a member of the World Bank, this program works with global brands, factory owners, governments, unions, and workers to improve working conditions in the garment industry through assessments, training, advocacy, and research.  BetterWork’s gender strategy aims to empower women workers, address sexual harassment, and close the gender pay gap in the global garment industry.  The BetterWork program is sponsored by the Company in over 50 factories in five countries in Asia and Africa.

•
The Social & Labor Convergence Project (“SLCP”) - The SLCP is a multi-stakeholder initiative among manufacturers, retailers, industry groups, and civil society organizations working to develop a simple, unified, and effective assessment framework for monitoring factories.  Our shared goal is to increase the effectiveness of factory audits, reduce audit fatigue, and better utilize collective resources in the apparel industry’s supply chain.

•
Nirapon - Nirapon oversees ongoing safety, training, and helpline efforts for factories in Bangladesh.  Nirapon replaces the The Alliance for Bangladesh Worker Safety, which concluded in December 2018, and was a legally binding, multi-stakeholder, five-year commitment of 29 retailers and brands to improve safety and empower workers in Bangladeshi apparel factories. The Company was a founding member of the Alliance and supports the extension of its impact through the continuing efforts of Nirapon.

•
CARE’s Healthy Food, Healthy Workplace program - This program aims to improve awareness of the health benefits of nutritious foods and good hygiene.  The Company has invested in this program in Cambodia to support healthy eating choices in order to improve health and combat instances of workplace fainting which is a widespread phenomenon in the garment industry in Cambodia.

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

•
Environmental Stewardship - In Fiscal 2019, the Company expanded its responsible sourcing activities to encompass environmental stewardship in the supply chain. To have the greatest impact, we chose to collaborate with non-profit organizations and other peers in the apparel and footwear industry to work with third-party vendors and their factories to reduce environmental impacts from manufacturing activities. The Company is committed to a long-term approach with those vendors that demonstrate sustainability leadership by utilizing their resources more responsibly and efficiently. The Company’s environmental impact program in the supply chain focuses on:

•
Chemical Management - To support more responsible chemical management practices in apparel and footwear production. The Company is a member of the Apparel & Footwear International RSL Management Group (“AFIRM”) which works to build safer and more sustainable chemistry within the apparel and footwear supply chains. With members including some of the largest brands and retailers in the world, AFIRM continues to be a recognized global center of excellence, providing resources to enable continuous advancement of chemical management best practices.

•
Wastewater and Effluence - To support more sustainable wastewater processes at our third-party factories, the Company became a member of the Sustainable Apparel Coalition (“SAC”). SAC is an industry-wide group of more than 230 members working to reduce the environmental and social impacts of products around the world. Through multi-stakeholder engagement, the SAC seeks to lead the industry toward a shared vision of sustainability built upon a common approach for measuring and evaluating apparel, footwear, and textile product sustainability performance that spotlights priorities for action and opportunities for technological innovation.

•
Responsibly Sourced Cotton - To support cotton procurement practices that foster the payment of living wages and the reduction of pesticide and water use in our global supply chain. The Company is a member of the Better Cotton Initiative (“BCI”) which is the largest cotton sustainability program in the world. Working with organizations from farming, retail fashion, and textile brands, BCI is an agricultural standard system helping farmers use less water and fewer chemical pesticides and fertilizers, all while improving yields, profitability, and workers’ lives.
Company Stores
The following section highlights various store information for The Children’s Place operated stores as of February 1, 2020.
Existing Stores
As of February 1, 2020, we operated a total of 924 The Children’s Place stores in the United States, Canada, and Puerto Rico, most of which are clustered in and around major metropolitan areas and our online store at www.childrensplace.com. In addition, our eight international partners operated 266 international points of distribution in 19 countries. We operate 568 stores located in malls, 181 in strip centers, 140 in outlet centers, and 35 in street locations. The following table sets forth the number of stores in the U.S., Puerto Rico, and Canada as of the current and prior fiscal year end:

	Number of Stores
Location	February 1, 2020	February 2, 2019
United States	795	842
Canada	121	122
Puerto Rico	8	8
Total Stores	924	972
Store Concepts
At The Children’s Place, our store concepts consist of multiple formats ranging in size from 4,100 to 7,100 square feet, which have evolved over time in response to market trends, and are strategically placed within each market.  We try to create an open and brightly lit environment for customers.  Our stores typically feature white fixtures to ensure the product is the focal point, using color to brand and create shop identifiers. We opened 12 locations during Fiscal 2019 as part of the 25 stores we plan to open over the next two years in centers that were highly productive for Gymboree based on our detailed analysis of prior Gymboree store sales.
Fleet Optimization
As part of our store fleet optimization initiative, we plan to close over 300 stores through Fiscal 2020, which includes the 271 stores closed since the announcement of this initiative. Over the past five fiscal years, we have reduced our total store square footage from 5.0 million to 4.3 million. These closures have resulted in improved profitability and operating margin accretion due to sales transfer, low cost of exit, and the elimination of these underperforming locations. In markets where we have closed stores, we are seeing the neighboring stores and e-commerce business in the area of the closing become more productive and profitable. These results further our commitment to continue to execute our optimization program while maintaining a very modest pace of productive new store openings.
We continuously review the performance of our store fleet. We base our decisions to open, close, or remodel stores on a variety of factors, including lease terms, landlord negotiations, market dynamics, and projected financial performance. When assessing whether to close a store, we also consider remaining lease life and current financial performance.
E-commerce Sales
Our U.S. and International segments each include an e-commerce business located at www.childrensplace.com and www.gymboree.com, and digital growth remains one of our top strategic priorities. We are committed to delivering a best in class, end-to-end user experience including product assortment and website operation, fulfillment, and customer service. We are further committed to delivering these experiences to our customers when, where, and how they are looking to access our brands, accounting for cross-channel behavior, growth of mobile devices, and the growing interest in our brands from international consumers. As such, we will continue to make required investments in back-end infrastructure, as well as front-end technology to deliver on this commitment. We believe that the critical investments made in areas such as e-commerce infrastructure and mobile optimization, as well as additional front-end website features, have improved our customer experience.

International Franchises and Wholesale
We continued our international expansion program with our franchise partners and added 49 net additional international points of distribution (stores, shop in shops, e-commerce site) bringing our total count to 266 points of distribution operating in 19 countries. We generate revenues from our franchisees from the sale of products and sales royalties. Our wholesale business continues to grow primarily through our relationship with Amazon.
Store Operations
The Children’s Place store operations are organized by geographical region. We have a centralized store operations function within our corporate offices which oversees the operations of both Place and Outlet stores and to which regional vice presidents report. A regional vice president oversees a number of district managers residing within each region. Our stores are staffed by store managers and full-time and part-time sales associates, with additional temporary associates hired to support seasonal needs. Our store managers spend a high percentage of their time on the store’s selling floor providing direction, motivation, and development to store personnel. To maximize selling productivity, our teams emphasize greeting, replenishment, presentation standards, procedures, and controls. In order to motivate our store management, we offer a monthly incentive compensation plan that awards bonuses for achieving certain financial goals.
Seasonality
Our business is subject to seasonal influences, with heavier concentrations of sales during the back-to-school and holiday seasons. Our first fiscal quarter results are dependent upon sales during the period leading up to the Easter holiday, our second and third fiscal quarter results are dependent upon back-to-school sales, and our fourth fiscal quarter results are dependent upon sales during the holiday season. The business is also subject to shifts due to unseasonable weather conditions. The following table shows the quarterly distribution, as a percentage of the full year, of net sales and operating income:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Quarterly net sales as a percentage of full year
Fiscal 2019	22.0%	22.5%	28.1%	27.4%
Fiscal 2018	22.5%	23.2%	27.0%	27.3%

Quarterly operating income as a percentage of full year
Fiscal 2019	5.2%	4.0%	60.1%	30.7%
Fiscal 2018	20.7%	9.0%	58.0%	12.3%

For more information regarding the seasonality of our business, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Quarterly Results and Seasonality.
Marketing
The Children’s Place and Gymboree are well-recognized brands, with a trend right offering and a compelling value proposition. Our direct marketing program utilizes both on-line and off-line channels. We relaunched the iconic Gymboree brand in February 2020 with a meaningfully improved digital experience on www.gymboree.com, complimented by shop-in-shop locations in over 200 co-branded stores in the U.S. and Canada, by successfully executing on the specific design, sourcing, and merchandising characteristics that create Gymboree’s elevated, playful collections.
During Fiscal 2017, we relaunched our customer loyalty program in conjunction with our new private label credit card program. At the end of Fiscal 2019, members of our MyPLACE Rewards loyalty program and private label credit card program accounted for approximately 80% of sales. Our private label credit card is issued to our customers for use exclusively at The Children’s Place stores and online at www.childrensplace.com and www.gymboree.com, and credit is extended to such customers through a third-party financial institution on a non-recourse basis to us. We promote affinity and loyalty through our marketing programs by utilizing specialized incentive programs.

Distribution
In the United States, we own and operate a 700,000 square foot distribution center in Alabama, which supports both U.S. retail store operations and U.S. e-commerce operations. In Canada, we lease and operate a 95,000 square foot distribution center in Ontario for our Canadian retail store operations. We also use a third-party provider to support both our U.S. and Canadian e-commerce operations. On occasion, we may utilize additional facilities to support seasonal warehousing needs. We also use a third-party provider of warehousing and logistics services in both Malaysia and China to support our international franchise business.
Competition
The children’s apparel, footwear, and accessories retail markets are highly competitive. Our primary competitors are specialty stores, mass merchants, and off-price stores, including Target Corporation, Walmart Stores, Inc., GapKids, babyGap, and Old Navy (each of which is a division of The Gap, Inc.), Justice (a division of The Ascena Retail Group, Inc.), Carter’s, Inc., T.J. Maxx and Marshall’s (each of which is a division of TJX Companies, Inc.), Burlington Coat Factory, Inc., J.C. Penney Company, Inc., Kohl’s Corporation, and other department stores. We also compete with regional retail chains, catalog companies, and e-commerce retailers. One or more of our competitors are present in substantially all of the areas in which we have stores.
Trademarks and Service Marks
“The Children’s Place”, “Place”, “Baby Place”, and “Gymboree” and certain other marks have been registered as trademarks and/or service marks with the United States Patent and Trademark Office and in Canada and other foreign countries. During the first quarter of Fiscal 2019, the Company acquired the Gymboree Assets, which included the worldwide rights to the names “Gymboree” and “Crazy 8” and other intellectual property, including trademarks, domain names, copyrights, and customer databases. With respect to the already existing trademarks and the newly acquired “Gymboree” and “Crazy 8” trademarks, the registration of the trademarks and the service marks may be renewed to extend the original registration period indefinitely, provided the marks are still in use. We intend to continue to use and protect our trademarks and service marks and maintain their registrations. We have also registered our trademarks in other countries where we source our products and where we have established and anticipate establishing franchising operations. We believe our trademarks and service marks have received broad recognition and are of significant value to our business.
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

Virtually all of our merchandise is manufactured by third-party factories located outside of the United States.  These products are imported and are subject to U.S. and Canadian customs laws, which impose tariffs, anti-dumping and countervailing duties on certain imported products, including textiles, apparel, footwear, and accessories.  We currently are not restricted by any such anti-dumping and countervailing duties in the operation of our business.  The U.S. currently imposes a 25% tariff on the importation of certain merchandise produced by the Company in China, including backpacks, fashion bags, lunch bags, and hats, and a 7.5% tariff on the importation of other merchandise produced for the Company in China, including certain apparel, accessories, and footwear. Approximately 14% of our merchandise was produced in China in Fiscal 2019. These tariffs are subject to ongoing negotiations of larger trade matters involving the U.S. and China, and there can be no assurance as to whether these tariffs will be increased, decreased, or otherwise modified. The imposition of additional tariffs and/or the taking of other steps could have a material adverse effect on our business, financial position, results of operations, and cash flows.

Employees
As of February 1, 2020, we had approximately 17,300 employees, approximately 1,900 of whom were based at our corporate offices and distribution centers. Approximately 2,000 were full-time store employees and approximately 13,400 were part-time and seasonal store employees. None of our employees are covered by a collective bargaining agreement.
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
Our website address is www.childrensplace.com. We make available, without charge, through our website, copies of our Proxy Statement, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such reports are filed with or furnished to the SEC. References in this document to our website are not and should not be considered part of this Annual Report on Form 10-K, and the information on our website is not incorporated by reference into this Annual Report on Form 10-K.
We also make available our corporate governance materials, including our corporate governance guidelines and our code of business conduct, on our website. If we make any substantive amendments to our code of business conduct or grant any waiver, including any implicit waiver, from a provision of the code for the benefit of our Chief Executive Officer and President and our Chief Operating Officer and Chief Financial Officer, we will disclose the nature of such amendment or waiver on our website or in a Current Report on Form 8-K.

Item 1A.	RISK FACTORS
Investors in the Company should consider the following risk factors as well as the other information contained herein:
Changes in our Comparable Retail Sales and/or quarterly results of operations could have a material adverse effect on the market price of our common stock.
Numerous factors affect our Comparable Retail Sales and quarterly financial results, including unseasonable weather conditions, merchandise assortment and product acceptance, the retail price of our merchandise, fashion trends, customer traffic, number of visits to our e-commerce site, as well as related conversion, economic conditions in general and the retail sales environment in particular, calendar shifts of holidays or seasonal periods, birth rate fluctuations, timing or extent of promotional events by our Company or by competitors and other competitive factors, including competitor bankruptcies, fluctuations in currency exchange rates, macro-economic conditions, such as COVID-19 (novel coronavirus), and our success in and the cost of executing our business strategies.
Unseasonable weather, for example, warm weather in the winter or cold weather in the spring over an extended period of time, or the occurrence of frequent or severe storms, may adversely affect our sales and, therefore, our Comparable Retail Sales. The nature of our target customer heightens the effects of unseasonable weather on our sales. Our target customer is a value conscious, lower to middle income mother buying for infants and younger children primarily based on need rather than based on fashion, trend, or impulse. Therefore, for example, our target customer may not purchase warm weather spring clothing during an extended period of unseasonably cold weather occurring in what otherwise should be warmer weather months, particularly since infants and younger children tend to outgrow clothing at a faster rate than older children and adults.
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
Our strategic initiatives involve a focus on (i) delivery of product of a quality and value that resonates with our customers, (ii) transformation of our business systems, including to augment our digital and omni-channel capabilities, align and upgrade our distribution and logistics operations, and optimize our inventory buys and allocations, (iii) expansion of our channels of distribution and geographical coverage, and (iv) optimization of our North American retail store fleet. In addition, a wholly-owned subsidiary of the Company acquired certain intellectual property and related assets of Gymboree Group, Inc. and related entities including worldwide rights to the name “Gymboree”. We recently launched and plan to use the Gymboree brand to expand our business across our retail stores, e-commerce, international, and wholesale businesses. The positioning of the Gymboree brand and its products, relative to our existing products, the fashion choices we make with respect to our products, and our ability to integrate the Gymboree brand and its products into our existing marketing, sourcing, inventory, sales/e-commerce, customer relations, and logistics operations and systems will be critical to our ability to leverage the Gymboree brand to expand our business. Our failure to properly execute our plans, delays in executing our plans, increased costs associated with executing on our plans, or failure to identify alternative strategies could have a material adverse effect on our financial position, results of operations, and cash flows.
During Fiscal 2020, we will continue to implement and refine our business systems transformation initiatives designed to increase sales and profitability. Our business transformation through technology initiative has two key components: inventory management and digital transformation. With respect to inventory management, the tools we have implemented are delivering gross margin and inventory productivity benefits, and although there can be no assurances, we expect that additional tools and the refinement of existing tools will continue to do the same. With respect to digital transformation, we are in the process of implementing a personalized customer contact strategy. These initiatives require the execution of complex projects involving significant systems and operational changes, which place considerable demands on our management and our information and other systems. Our ability to successfully implement and capitalize on these projects is dependent on management’s ability to manage these projects effectively and implement and operate them successfully, without adversely affecting the subject and/or other systems, and on our employees’ ability to affect the required operational changes. If we fail to implement these projects effectively, including aligning them with our distribution and logistics operations, we experience significant delay, cost overruns, or unforeseen costs, or the necessary operational changes are not affected properly, we may not realize the return on our investments that we anticipate, we may adversely affect the operation of other systems, and our business, financial position, operating results, and cash flows could be materially adversely affected.

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
During Fiscal 2020, we will continue our store fleet optimization program, which is intended to increase the profitability of our existing retail store fleet. Currently, it is planned that this program will close over 300 retail stores through Fiscal 2020, which includes the 271 retail stores closed between fiscal 2013 and Fiscal 2019. Failure to properly identify or measure underperforming retail stores, failure to achieve anticipated sales transfer rates from closed stores to remaining retail stores and/or e-commerce sales, and failure to properly identify and analyze customer segmentation and spending patterns could have a material adverse effect on our financial position, results of operations, and cash flows. In addition, pursuant to generally accepted accounting principles, we are required to recognize an impairment charge when circumstances indicate that the carrying value of long-lived assets may not be recoverable. If a determination is made that the asset’s carrying value of a long-lived asset is not recoverable over its estimated useful life, the asset is written down to its estimated fair value.
Any of the above risks, individually or in aggregation, could have a material adverse effect on our financial position, results of operations, and cash flows.
A privacy breach, through a cybersecurity incident or otherwise, or failure to comply with privacy laws could materially adversely affect our business.
As part of normal operations, we and our third-party vendors and partners receive and maintain confidential and personally identifiable information about our customers and employees, and confidential financial, intellectual property, and other information. We regard the protection of our customer, employee, and Company information as critical. The regulatory environment surrounding information security and privacy is very demanding, with the frequent imposition of new and changing requirements, such as the California Consumer Privacy Act of 2018, some of which involve significant costs to implement and significant penalties if not followed properly.
Our efforts and technology to secure our computer network and systems may not be sufficient to defend us against all unauthorized attempts to access our information. We have been and may be subject to attempts to gain unauthorized access to our computer network and systems. To date, prior attempts have not had a material adverse effect on us. A cybersecurity breach, whether targeted, random, or inadvertent, and whether at the hands of cyber criminals, hackers, rogue employees, or other persons, may occur and could go undetected for a period of time, resulting in a material disruption of our computer network, a loss of information valuable to our business, including, without limitation, customer or employee personally identifiable information, and/or theft.
A breach to the computer networks and systems of our third-party vendors and partners, including those that are cloud-based, may also occur. Our third-party vendors and partners have been and may be subject to unauthorized attempts to gain access to their networks and systems, which could lead to a material disruption of our computer network and/or the areas of our business dependent on the support, services, and other products provided by those third-party vendors and partners who may have been adversely affected by such unauthorized attempts. As a result, we may experience a decrease in sales and/or a loss of information valuable to our business, including, without limitation, customer or employee personally identifiable information, and/or theft. To date, past attempts to gain unauthorized access to the networks and systems of our third-party vendors and partners have not had a material adverse effect on us.
Any cybersecurity incident could result in any of the following:

•
theft, destruction, loss, misappropriation, or release of confidential financial and other data, intellectual property, customer awards or loyalty points, or customer or employee information, including personally identifiable information such as payment card information, email addresses, passwords, social security numbers, home addresses, or health information;

•
operational or business delays resulting from the disruption of our e-commerce site, computer network, or the computer networks of our third-party vendors and partners and subsequent material clean-up and mitigation costs and activities;

•	negative publicity resulting in material reputation or brand damage with our investors, customers, vendors, third-party partners, or industry peers;

•	loss of sales, including those generated through our e-commerce websites; and

•	governmental penalties, fines and/or enforcement actions, payment and industry penalties and fines, and/or class action and other lawsuits.
Our systems and procedures are required to meet the Payment Card Industry (“PCI”) data security standards, which require periodic audits by independent third-parties to assess compliance. Failure to comply with the security requirements or rectify a security issue may result in substantial fines and the imposition of material restrictions on our ability to accept payment by credit or debit cards. There can be no assurance that we will be able to satisfy PCI security standards or to identify security issues in a timely fashion. In addition, PCI are controlled by a limited number of vendors who have the ability to impose changes in PCI’s fee structure and operational requirements on us without negotiation. Such changes in fees and operational requirements may result in our failure to comply with PCI security standards, as well as significant unanticipated expenses.
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
The successful operation of our e-commerce business depends on our ability to maintain the efficient and uninterrupted operation of our online order-taking and our fulfillment operations and on our ability to provide a shopping experience that will generate orders and return visits to our site, including by updating our e-commerce platform to stay abreast of changing consumer shopping habits such as the significantly increased use of mobile devices and apps to shop online. Risks associated with our e-commerce business include:

•
risks associated with the failure of the computer systems that operate our website including, but not limited to, inadequate system capacity, security breaches, computer viruses, human error, changes in programming, failure of system upgrades, or unintended disruptions occasioned as a result of such upgrades, or migration of these services to new systems;

•	risks associated with the integration and relaunch of the Gymboree brand in our stores and via our e-commerce website;

•	consumer privacy and information security concerns and regulation;

•	changes in applicable federal, state, provincial, local, or international regulations;

•	disruptions in telephone service or power outages;

•	reliance on third parties for computer hardware and software updates, as well as order fulfillment and delivery of merchandise to our customers;

•	increased or unplanned costs associated with order fulfillment and delivery of merchandise to our customers;

•	rapid technology changes and changes in consumer shopping habits such as the significantly increased use of mobile devices and apps to shop online;

•	credit card fraud;

•	the diversion of sales from our physical stores;

•	natural disasters or adverse weather conditions;

•	negative customer reviews on social media; and

•	liability for online advertising and content.

Problems in any one or more of these areas could have a material adverse effect on our financial position, results of operations, and cash flows, and could damage our reputation and brands.
Damage to, or a prolonged interruption of activities at, any facility that we use in our business operations could have a material adverse effect on our business.
Our single U.S. corporate headquarters is located in Secaucus, New Jersey.  One of our company-operated distribution centers is located in Fort Payne, Alabama and supports our U.S. stores, wholesale, and e-commerce shipments in the U.S.  Another company-operated distribution center is located in Mississauga, Ontario and supports all of our store fulfillment activities in Canada.  We also use a third-party warehouse provider, with distribution centers located in: (i) Brownsburg, Indiana, to support our U.S. e-commerce operations; and (ii) Mississauga, Ontario to support our Canadian e-commerce operations. Our international franchise partners receive the vast majority of shipments of merchandise from our third-party warehouse provider located in greater Asia.  On occasion, we may utilize additional facilities to support our seasonal warehousing needs. Damage to, or prolonged interruption of operations at, any of these facilities due to a work stoppage, pandemics or other health issues, such as COVID-19 (novel coronavirus), weather conditions such as a tornado, hurricane or flood, other natural disaster, fire, or other event could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
A material disruption in, failure of, inability to upgrade, or inability to properly implement disaster recovery plans for, our information technology or other business systems could materially adversely affect our business, financial position, results of operations, and cash flows.
We rely heavily on various information and other business systems to manage our complex operations, including our online business, management of our global supply chain, merchandise assortment planning, inventory allocation and replenishment, order management, warehousing, distribution and shipping activities, point-of-sale processing in our stores, including credit and debit card processing, gift cards, our private label credit card, our customer loyalty program, and various other processes and transactions. We continue to evaluate and implement upgrades and changes to our information technology (“IT”) and other business systems.
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
Risks associated with our information technology and other business systems include:

•
risks associated with the failure or disruption of our information technology and other business systems due to inadequate system capacity, security breaches, computer viruses, human error, changes in programming, failure of third-parties to continue to support older systems, system upgrades, or migration of these services to new systems;

•	inadequacy of disaster recovery processes and the failure to align these processes with business continuity plans;

•	natural disasters or adverse weather conditions;

•	disruptions in telephone service or power outages;

•	reliance on third parties for computer hardware and software, cloud-based computing services, updates (patches), as well as delivery of merchandise to our customers;

•	rapid technology changes; and

•	consumer privacy and information security concerns and regulation.
Any of these potential issues, individually or in aggregation, could have a material adverse effect on our business, financial position, results of operations, and cash flows.
We also rely on third-party vendors and outsourcing partners to design, program, implement, maintain, and service our existing and planned information systems, including those operated through cloud-based technology. Any failures of these vendors to properly deliver their services in a timely fashion, any determination by those vendors to stop supporting certain systems or components, or any failure of these vendors to protect our competitively sensitive data, or the personal data of our customers or employees, or to prevent the unauthorized access to, or corruption of, such data, whether in their possession, through our information systems or cloud-based technology utilized by us, could have a material adverse effect on our business, financial position, results of operations, and cash flows.
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
Our merchandise is shipped directly from manufacturers through third-party logistics providers to our or our third-party providers’ distribution and fulfillment centers, and in turn, to our stores, our e-commerce customers, and our international franchise partners and wholesale customers. Our operating results depend, in material part, on the orderly, timely, and accurate operation of our shipping, receiving, and distribution process, which depends, in material part, on our manufacturers’ adherence to shipping schedules and our third-party providers’ effective management of our domestic and international shipping functions, distribution processes, facilities, and capacity.
Furthermore, it is possible that events beyond our control, such as political or social unrest, labor disputes, cybersecurity events affecting our unaffiliated manufacturers, transportation companies or independent agents, a terrorist or similar act, military action, strike, weather conditions, natural disasters, pandemics or other health issues, such as COVID-19 (novel coronavirus), government spending cuts, or other disruption impacting the countries that we source from, could result in delays or disruptions in the production and/or delivery of merchandise to our distribution centers or our stores, international franchise partners and wholesale customers, or the fulfillment of e-commerce orders to our customers, or require us to incur substantial additional costs in air freight to ensure timely delivery. Any such event could have a material adverse effect on our business, financial position, results of operations, and cash flows.
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
Virtually all of our merchandise is purchased from foreign suppliers. As a result, we are subject to various risks of doing business in foreign markets and importing merchandise from abroad, including from less politically or socially stable and/or less developed countries, such as:

•	new tariffs or imposition of duties, taxes, and other charges on or costs of relying on imports;

•
foreign governmental regulations, including, but not limited to, changing requirements in the course of dealing with regard to product safety, product testing, environmental matters, employment, taxation, and language preference;

•	the failure of a vendor to comply with local laws or industry standards or ethical business practices, including concerning labor, health and safety, and environmental matters;

•	financial, political, or societal instability;

•	the rising cost of doing business in particular countries, including China;

•	pandemics or other health issues, such as COVID-19 (novel coronavirus);

•	bankruptcy or insolvency of our vendors;

•	fluctuation of the U.S. dollar against foreign currencies;

•	pressure from non-governmental organizations;

•	customer acceptance of foreign produced merchandise;

•	developing countries with less or inadequate infrastructure;

•	new legislation relating to import quotas or other restrictions that may limit the import of our merchandise;

•	changes to, or repeal of, trade agreements, and/or trade legislation;

•	significant delays in the transportation and delivery of cargo due to port security considerations, political unrest, weather conditions, or cyber-security events;

•	disruption of imports by labor disputes and local business practices;

•	regulations under the United States Foreign Corrupt Practices Act; and

•	increased cost of transportation.
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
Our vendor guidelines and code of conduct promote compliance with applicable law and industry standards and ethical business practices. We monitor our vendors’ practices; however, we do not control these independent manufacturers, their labor practices, their health and safety practices, the physical condition of their factories, the integrity of their information or other business systems, or from where they buy their raw materials. Any violation of labor, health, environmental, safety (e.g., fire or building codes), or other laws, or any deviation of adherence to industry standards, by any of the independent manufacturers we use or any divergence of an independent manufacturer’s labor and other practices from standards generally accepted as ethical in the United States and Canada could materially damage our reputation and could have a material adverse effect on our business, financial position, results of operations, and cash flows.

Federal tax legislation has had and will continue to have a material effect on our results of operations, financial condition, and cash flows. Other legislative, regulatory, and other actions which might be taken by the current Presidential administration or U.S. Congress are unpredictable and could have unforeseen consequences having a material adverse effect on our business.
On December 22, 2017, the U.S. government passed the Tax Cuts and Jobs Act (“the Tax Act”). The Tax Act significantly effects U.S. corporate taxation. The major implementation provisions of the Tax Act included a one-time transition tax on earnings and profits of foreign subsidiaries that were previously tax deferred and the revaluation of deferred assets and liabilities. Other provisions of the Tax Act included a reduction in the U.S. corporate tax rate, certain provisions to broaden the U.S. tax base, including the elimination of the tax deductibility of certain executive performance-based compensation, imposition of a minimum tax on income earned by foreign subsidiaries, and an incentive to encourage the repatriation of foreign sourced income. The Internal Revenue Service has issued numerous regulations and has expressed an intention to issue additional guidance, some of which may be applied retroactively to Fiscal 2017. The effect of the additional guidance and regulations could have a material adverse effect on our business, results of operation, financial condition, and cash flows.
In addition, other legislative, regulatory, and other actions continue to be unpredictable and could have unforeseen consequences having a material adverse effect on our business, financial position, results of operations, and cash flows.
We may experience disruptions at ports used to export or import our products from Asia, Africa, and other regions.
We currently ship the vast majority of our products by ocean. If a disruption occurs in the operation of ports through which our products are exported or imported (e.g., the impact of pandemics or other health issues, such as COVID-19 (novel coronavirus)), we and our vendors may have to ship some or all of our products from Asia, Africa, and other regions by air freight or to or from alternative shipping destinations in the United States or in foreign countries. Shipping by air is significantly more expensive than shipping by ocean and our profitability could be materially reduced. Similarly, shipping to or from alternative destinations could lead to significantly increased costs for our products. A disruption at ports (domestic or abroad) through which our products are exported or imported could have a material adverse effect on our business, financial position, results of operations, and cash flows.
We may suffer material adverse business consequences if we are unable to anticipate, identify, and respond to merchandise trends, marketing and promotional trends, changes in technology, or customer shopping patterns.
The apparel industry is subject to rapidly changing fashion trends and shifting consumer preferences. Our success depends, in material part, on the ability of our design and merchandising teams to anticipate and respond to these changes for our brands and our global sourcing team to source from vendors that produce merchandise which has a compelling quality and value proposition for our customers. Our design, manufacturing, and sourcing process generally takes up to one year, during which time fashion trends and consumer preferences may further change. If we miscalculate either the demand for our merchandise or our customers’ tastes or purchasing habits, we may be required to sell a significant amount of unsold inventory at lower margins, or below cost, which could have a material adverse effect on our financial position, results of operation, and cash flows. Further, our failure to develop and implement uses of technology addressing changes in customer buying behaviors and/or successful customer marketing programs, including loyalty and private label credit card programs, could have a material adverse effect on our financial position, results of operation, and cash flows.
A wide variety of factors can cause a decline in consumer confidence and spending which could have a material adverse effect on the apparel industry and our operating results.
The apparel industry is cyclical in nature and is particularly affected by adverse trends in the general economy. Purchases of apparel and related merchandise are generally discretionary and, therefore, tend to decline during recessionary and weak economic periods and also may decline at other times. This is particularly true with our target customer who is a value conscious, lower to middle income mother buying for infants and children based on need rather than based on fashion, trend, or impulse. High unemployment levels, increases in tax rates, declines in real estate values, availability of credit, volatility in the global financial markets, and the overall level of consumer confidence have negatively impacted, and could in the future negatively impact, the level of consumer spending for discretionary items. This could adversely affect our business as it is dependent on consumer demand for our products. In North America, we have experienced a decrease in customer traffic, including at shopping malls, and a highly promotional environment. If the current macroeconomic environment stalls or deteriorates, there will likely be a negative effect on our revenues, operating margins, and earnings which could materially adversely affect our financial position, results of operations, and cash flows.
In addition to the economic environment, there are a number of other factors that could contribute to reduced customer traffic and/or reduced levels of consumer confidence and spending, such as actual or potential terrorist acts, including domestic terrorism, natural disasters, severe weather, pandemics or other health issues, such as COVID-19 (novel coronavirus), political disruption, or geopolitical conflicts. These occurrences create significant instability and uncertainty in the United States and elsewhere in the world, causing consumers to defer purchases or to not shop in retail stores in shopping malls, or preventing our suppliers and service providers from providing required products, services, or materials to us. These factors could materially adversely affect our financial position, results of operations, and cash flows.
Fluctuations in the prices of raw materials, labor, energy, and services could result in increased product and/or delivery costs.
Increases in the price of raw materials, including cotton and other materials used in the production of fabric, clothing, footwear, and accessories, as well as volatility and increases in labor (including increases in minimum wages and wage rates as a result of change in laws or business practices), energy, shipping, distribution, pandemics or other health issues, such as COVID-19 (novel coronavirus), and other costs, could result in significant increases in operating costs, as well as cost increases for our products and their distribution to our and our third-party partners’ distribution centers, retail locations, international franchise partners, and wholesale and retail customers. To the extent we are unable to offset any such increased costs through value engineering or price increases, such increased costs could have a material adverse effect on our business, financial position, results of operations, and cash flows. In addition, a shortage of labor for our retail stores and/or such distribution centers could have a material adverse effect on our business, financial position, results of operations, and cash flows.

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
Acts of terrorism, effects of war, pandemics or other health issues, such as COVID-19 (novel coronavirus), natural disasters, other catastrophes, or political unrest could have a material adverse effect on our business.

Threatened or actual acts of terrorism, including U.S. domestic terrorism, continue to be a risk to the U.S. and global economies. Terrorism and potential military responses, political unrest, natural disasters, pandemics or other health issues, such as COVID-19 (novel coronavirus), have disrupted and could disrupt commerce and impact our or our franchisees’ ability to operate our stores in affected areas, import our products from foreign countries, or provide critical functions necessary to the operation of our business. A disruption of commerce, or an inability to recover critical functions from such a disruption, could interfere with the production, shipment, or receipt of our merchandise in a timely manner or increase our costs to do so, which could have a material adverse impact on our financial position, results of operations, and cash flows. In addition, any of the above disruptions could undermine consumer confidence, which could negatively impact consumer spending patterns or customer traffic, and thus have a material adverse impact on our financial position, results of operations, and cash flows.

For example, the recent outbreak of respiratory illness caused by the COVID-19 (novel coronavirus), first detected in Wuhan, China, has led to work and travel restrictions within, to, and out of mainland China, which in turn has led to delays in textile mill and factory openings, and delays in workers returning, which may affect our manufacturers. This viral outbreak may make it difficult for our suppliers to source raw materials in China and other countries, manufacture goods in such countries, and export our products from such countries. If the severity and reach of the COVID-19 (novel coronavirus) outbreak continues or increases, there may be significant and material disruptions to our supply chain and operations, and disruptions in the manufacture, shipment, and sale of our products, which would have a material adverse effect on our financial position, results of operations, and cash flows.

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
The top holders of our common stock are predominately large multi-national financial institutions. The top ten institutional holders own over 71% of our outstanding shares of common stock. These holdings would permit these institutions to approve proposals submitted to the vote of stockholders, which are contrary to positions supported by our Board of Directors or management.
Product liability costs, related claims, and the cost of compliance with consumer product safety laws such as the CPSIA in the U.S. or the CCPSA in Canada or our inability to comply with such laws could have a material adverse effect on our business and reputation.
We are subject to regulation by the CPSC in the U.S., Health Canada in Canada, and similar state, provincial, and international regulatory authorities. Although we test the products sold in our stores, on our website, and to our international franchise partners and our wholesale customers, concerns about product safety, including, but not limited to, concerns about those manufactured in developing countries, may lead us to recall selected products, either voluntarily, or at the direction of a governmental authority, or may lead to a lack of consumer acceptance or loss of consumer trust. Product safety concerns, recalls, the failure to properly manage recalls, defects, or errors could result in governmental fines, rejection of our products by customers, damage to our reputation, lost sales, product liability litigation, and increased costs, any or all of which could harm our business and have a material adverse effect on our financial position, results of operations, and cash flows.
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
The children’s apparel retail market is highly competitive, and we face heightened price and promotional competition. We compete in substantially all of our markets with Target Corporation, Walmart Stores, Inc., GapKids, babyGap, and Old Navy (each of which is a division of The Gap, Inc.), Justice (a division of The Ascena Retail Group, Inc.), Carter’s, Inc., T.J. Maxx and Marshall’s (each of which is a division of TJX Companies, Inc.), Burlington Coat Factory, Inc., J.C. Penney Company, Inc., Kohl’s Corporation, and other department stores. We also compete with a wide variety of specialty stores, other national and regional retail chains, catalog companies, and e-commerce retailers. One or more of our competitors are present in virtually all of the areas in which we have stores. E-commerce only retailers generally do not incur the geographical limitations suffered by traditional brick and mortar stores, giving e-commerce only retailers a competitive advantage to and imposing significant pricing pressure on brick and mortar stores. In addition, while we view our business as a single omni-channel business, our e-commerce store may divert sales from our brick and mortar stores. Many of our competitors are larger than us and have access to significantly greater financial, marketing, and other resources than we have. Increased competition, increased promotional activity, continuing economic pressure on value seeking consumers, and liquidation activities by bankrupt and other struggling retailers, including selling apparel, footwear, and accessory merchandise at substantial discounts, could also materially adversely impact our ability to compete successfully, and could have a material adverse effect on our business, reputation, and financial position, results of operations, and cash flows. We may not be able to continue to compete successfully against existing or future competition.
We may be unable to protect our trademarks and other intellectual property rights.
We believe that our trademarks and service marks are important to our success and our competitive position due to their name recognition with our customers. We devote substantial resources to the establishment and protection of our trademarks and service marks on a worldwide basis, including in the countries from which we source our merchandise and in which we have business operations or plan to have business operations, including through foreign franchise partners. We are not aware of any material claims of infringement or material challenges to our right to use any of our trademarks in the United States or Canada. Nevertheless, the actions we have taken, including to establish and protect our trademarks and service marks, may not be adequate to prevent others from imitating our products or to prevent others from seeking to block sales of our products. Also, others may assert proprietary rights in our intellectual property, or may assert that we are engaging in activities that infringe on their own intellectual property, and we may not be able to successfully resolve these types of claims, any of which could have a negative impact on our business, financial position, results of operations, and cash flows. In addition, the laws of certain foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States, and we may not be successful in obtaining our trademarks in foreign countries where we plan to conduct business. Our failure to protect our intellectual property rights could diminish the value of our brands, weaken our competitive position, and adversely affect our results.
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
The currency market has seen significant volatility in the value of the U.S. dollar against other foreign currencies. While our business is primarily conducted in U.S. dollars, we purchase virtually all of our products overseas, and we generate significant revenues in Canada in Canadian dollars. Cost increases caused by currency exchange rate fluctuations could make our products less competitive or have a material adverse effect on our profitability. Currency exchange rate fluctuations could also disrupt the business of the third-party manufacturers that produce our products, or franchisees that purchase our products, by making their purchases of raw materials or products more expensive and more difficult to finance.
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
We depend on generating sufficient cash flows, together with our existing cash balances and availability under our credit facility, to fund our ongoing operations, capital expenditures, debt service requirements, and share repurchase programs as well as payment of dividends.
Our ability to fund our ongoing operations, planned capital expenditures, share repurchase programs, payment of dividends, and debt service requirements will depend on our ability to generate cash flows. Our cash flows are dependent on many factors, including:

•	seasonal fluctuations in our net sales and net income, which typically are lowest in the second fiscal quarter;

•	the continued operation of our store fleet and e-commerce websites;

•	the timing of inventory purchases for upcoming seasons, particularly in the second fiscal quarter as our sales are lowest, and we are purchasing merchandise for the back-to-school season;

•	vendor, other supplier and agent terms and related conditions, which may be less favorable to us as a smaller company in comparison to larger companies; and

•
consumer sentiment, general business conditions, and economic uncertainty or slowdown, including as a result of events such as acts of terrorism, effects of war, pandemics, or other health issues such as COVID-19 (novel coronavirus).

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
If we fail to comply with applicable laws and regulations, particularly wage and hour, accessibility, privacy and information security, product safety, and pricing, advertising and marketing laws, we could be subject to legal and reputational risk, government enforcement action, and class action civil litigation, which could have a material adverse effect on our financial position, results of operations, and cash flows. Changes in regulation and how regulations are enforced, such as taxes, privacy and information security, product safety, trade, consumer credit, pricing, advertising, and marketing, healthcare or environmental protection, among others, could cause our expenses to increase, margins to decrease, or tax deductible expenses to decrease. Changes in tax laws, the interpretation of existing laws, or our failure to sustain our reporting positions on examination could materially adversely affect our effective tax rate and/or subject us to significant penalties and interest.
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
If any of our landlords or substantial tenants, such as anchor department stores, should suffer financial difficulty, it could render our landlords unable to fulfill their duties under our lease agreements and/or could render certain malls to experience reduced customer traffic. Such duties include providing a sufficient number of mall co-tenants, common area maintenance, utilities, and payment of real estate taxes. While we have certain remedies under our lease agreements, the loss of business that could result if a shopping center should close or if customer traffic were to significantly decline as a result of lost tenants or improper care of the facilities or due to macroeconomic effects, including COVID-19 (novel coronavirus), could have a material adverse effect on our financial position, results of operations, and cash flows.
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
In order to comply with the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, future accounting guidance or disclosure requirements by the SEC, future guidance that may come from the Public Company Accounting Oversight Board (“PCAOB”), or future changes in listing standards by the Nasdaq Global Select Market, we may be required to enhance our internal controls, hire additional personnel, and utilize additional outside legal, accounting, and advisory services, all of which could cause our general and administrative expenses to increase materially.
Changes to existing tax or other laws, authoritative guidance, and regulations may materially adversely impact our financial statements. The FASB is continuing its convergence efforts with its international counterpart, the International Accounting Standards Board, to converge U.S. and International standards into one uniform set of accounting rules. The effect of changes in tax and other laws or changing accounting rules on our financial statements could be significant. Changes to our financial position, results of operations, or cash flows could impact our debt covenant ratios or a lender’s perception of our financial statements causing an adverse impact on our ability to obtain credit, or could adversely impact investor analyses and perceptions of our business causing the market value of our stock to decrease. In addition, any changes in the current accounting rules, including legislative and other proposals, could increase the expenses we report under U.S. GAAP and have a material adverse effect on our financial position, results of operations, and cash flows.
Any disruption in, or changes to, our consumer credit arrangements, including our private label credit card agreement, may adversely affect the ability of our customers to obtain consumer credit.
Credit card operations are subject to numerous federal and state laws that impose disclosure and other requirements upon the origination, servicing, and enforcement of credit accounts and limitations on the maximum amount of finance charges that may be charged by a credit provider. Additionally, during periods of increasing consumer credit delinquencies, financial institutions may reexamine their lending practices and procedures. There can be no assurance that the delinquencies being experienced by providers of consumer credit generally would not cause providers of third-party credit offered by us to decrease the availability of, or increase the cost of, such credit.
Any of the above risks, individually or in aggregation, could have a material adverse effect on the way we conduct business and could materially negatively impact our financial position, results of operations, and cash flows.
Our share price may be volatile.
Our common stock is quoted on the Nasdaq Global Select Market. Stock markets in general have experienced, and are likely to continue to experience, price and volume fluctuations, which could have a material adverse effect on the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results, our Comparable Retail Sales results, other risk factors identified here, announcements or actions by other competitors, the overall economy, legislative, regulatory and other actions resulting from the current Presidential administration or U.S. Congress, and the geopolitical environment could individually or in aggregation cause the price of our common stock to fluctuate substantially.
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

ITEM 1B.-UNRESOLVED STAFF COMMENTS
None.

ITEM 2.-PROPERTIES
We lease all of our existing store locations in the United States, Puerto Rico, and Canada, with lease terms expiring through 2029. The average unexpired lease term for our stores is approximately 2.5 years in the United States and Puerto Rico and in Canada. Generally, we enter into initial lease terms ranging between 3-10 years at inception and provide for contingent rent based on sales in excess of specific minimums. We anticipate that we will be able to extend those leases which we wish to extend on satisfactory terms as they expire or relocate to more desirable locations.
The following table sets forth information with respect to certain of our non-store locations as of February 1, 2020:

Location	Use	Approximate Sq. Footage	Current Lease Term Expiration
Fort Payne, AL(1)	Warehouse Distribution Center	700,000	Owned
Ontario, Canada(2)	Warehouse Distribution Center	95,000	4/30/2024
500 Plaza Drive, Secaucus, NJ(3)	Corporate Offices	200,000	5/31/2029
Hong Kong, China(3)	Product Support	28,000	4/30/2021
Brownsburg, Indiana(4)	Warehouse Distribution Center	180,000	8/31/2024
____________________________________________

(1)	Supports our U.S. stores, wholesale, and e-commerce business.

(2)	Supports our Canadian stores.

(3)	Supports our U.S. stores, our e-commerce business, our Canadian stores, our international franchisees, and wholesale business.

(4)	Supports our U.S. e-commerce business via a third-party provider.

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
The Company engaged in mediation proceedings with the plaintiffs in December 2016 and April 2017. The parties reached an agreement in principle in April 2017, and signed a definitive settlement agreement in November 2017, to settle the matter on a class basis with all individuals in the U.S. who made a qualifying purchase at The Children’s Place from February 11, 2012 through the date of preliminary approval by the court of the settlement. The settlement is subject to court approval and provides for merchandise vouchers for class members who submit valid claims, as well as payment of legal fees and expenses and claims administration expenses. The court stayed the matter, pending an appellate court ruling in another lawsuit to which the Company is not a party, from April 2, 2018 through June 17, 2019. On January 28, 2020, the court entered an order granting preliminary approval of the settlement. The settlement is also subject to the court’s final approval, and the final fairness hearing is scheduled for July 31, 2020. The settlement, if finally approved by the court, will result in the dismissal of all claims through the date of the court’s preliminary approval of the settlement. However, if the settlement is ultimately rejected by the court, the parties will likely return to litigation, and in such event, no assurance can be given as to the ultimate outcome of this matter. In connection with the proposed settlement, the Company recorded a reserve for $5.0 million in its consolidated financial statements in the first quarter of Fiscal 2017.
The Company is also involved in various legal proceedings arising in the normal course of business. In the opinion of management, any ultimate liability arising out of these proceedings will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

ITEM 4.-MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.-MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the Nasdaq Global Select Market, or Nasdaq, under the symbol “PLCE”.
On March 17, 2020, the number of holders of record of our common stock was 37 and the number of beneficial holders of our common stock was approximately 13,000.
The Company’s Board of Directors has authorized the following share repurchase programs which were active during Fiscal 2019 and Fiscal 2018: (1) $250 million in March 2017 (the “2017 Share Repurchase Program”); and (2) $250 million in March 2018 (the “2018 Share Repurchase Program”). The 2017 Share Repurchase Program has been completed. At February 1, 2020, there was approximately $108 million remaining on the 2018 Share Repurchase Program. Under these programs, the Company may repurchase shares in the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under a program will depend on a variety of factors including price, corporate and regulatory requirements, and other market and business conditions. The Company may suspend or discontinue a program at any time, and may thereafter reinstitute purchases, all without prior announcement.
During Fiscal 2019 and Fiscal 2018, we paid cash dividends of $34.9 million and $33.0 million, respectively. Future declarations of quarterly dividends, the establishment of future record dates, and the resulting payment dates are subject to approval by the Company’s Board of Directors based on a number of factors, including business and market conditions, the Company’s future financial performance, and other investment priorities.
 The following table provides a summary of our cash dividends paid by quarter during Fiscal 2019:

	Fiscal Year Ended February 1, 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal 2019
Cash dividends declared and paid per common share	$0.56	$0.56	$0.56	$0.56	$2.24

Cash dividends paid (in thousands)	$8,930	$8,869	$8,681	$8,448	$34,928
Pursuant to the Company’s practice, including due to restrictions imposed by our insider trading policy during black-out periods, we withhold and retire shares of vesting stock awards and make payments to taxing authorities as required by law to satisfy the withholding tax requirements of award recipients who are employees. Also, we acquire shares of our common stock in conjunction with liabilities owed under a deferred compensation plan, which are held in treasury. The following table summarizes our share repurchases:

	Fiscal Year Ended
	February 1, 2020		February 2, 2019
	Shares	Value	Shares	Value
Share repurchases related to:	(In thousands)
2017 Share Repurchase Programs (1)	—	—	1,995	244,338
2018 Share Repurchase Programs (2)(3)	1,585	131,393	101	9,205
Shares acquired and held in treasury	4	271	2	248

(1)	Inclusive of 0.3 million shares for approximately $43.3 million withheld to cover taxes in conjunction with the vesting of stock awards during Fiscal 2018.

(2)	Inclusive of 0.2 million shares for approximately $20.2 million withheld to cover taxes in conjunction with the vesting of stock awards during Fiscal 2019.

(3)	Subsequent to February 1, 2020 and through March 17, 2020, the Company repurchased approximately 0.2 million shares for approximately $13.8 million.
The following table provides a month-to-month summary of our share repurchase activity during the 13 weeks ended February 1, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs
11/3/19-11/30/19 (1)	153,704	$77.86	152,897	$134,009
12/1/19-1/4/20 (2)	252,346	62.89	252,346	118,138
1/5/20-2/1/20	151,728	64.53	151,728	108,347
Total	557,778	$67.46	556,971	$108,347

(1)
Includes 807 shares acquired as treasury stock as directed by participants in the Company’s deferred compensation plan and 197 shares withheld to cover taxes in conjunction with the vesting of a stock award.

(2) Includes 3,346 shares withheld to cover taxes in conjunction with the vesting of a stock award.
Equity Plan Compensation Information
On May 20, 2011, our shareholders approved the 2011 Equity Incentive Plan (the “2011 Equity Plan”). The following table provides information as of February 1, 2020, about the shares of our Common Stock that may be issued under our equity compensation plans.

	COLUMN (A)	COLUMN (B)	COLUMN (C)
Plan Category	Securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Securities remaining available for future issuances under equity compensation plans (excluding securities reflected in Column (A))
Equity Compensation Plans Approved by Security Holders	N/A	N/A	415,308
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A
Total	N/A	N/A	415,308

Performance Graph
The following graph compares the cumulative stockholder return on our common stock with the return on the CRSP Total Return Index for the NASDAQ Stock Market (US Companies) and CRSP Total Return Index for the NASDAQ Retail Trade. The graph assumes that $100 was invested on January 31, 2015 in each of our common stock, the CRSP Total Return Index for the NASDAQ Stock Market (US Companies), and the CRSP Total Return Index for the NASDAQ Retail Trade.
The table below sets forth the closing price of our Common Stock and the closing indices for the CRSP Total Return Index for the NASDAQ Stock Market (US Companies) and CRSP Total Return Index for the NASDAQ Retail Trade on the last day of each of our last five fiscal years.

	2014	2015	2016	2017	2018	2019
The Children’s Place---“PLCE”	59.95	65.10	94.80	145.60	92.13	59.67
CRSP Total Return Index for the NASDAQ Stock Market (US Companies)	1,736.19	1,763.45	2,194.73	2,347.92	2,409.18	3,696.63
CRSP Total Return Index for the NASDAQ Retail Trade	1,111.52	1,126.74	1,188.88	1,282.97	1,345.42	1,474.99
The table below assumes that $100 was invested on January 31, 2015 in each of our common stock, CRSP Total Return Index for the NASDAQ Stock Market (US Companies), and CRSP Total Return Index for the NASDAQ Retail Trade.

	2014	2015	2016	2017	2018	2019
The Children’s Place---“PLCE”	100.00	109.69	161.27	251.12	169.66	107.67
CRSP Total Return Index for the NASDAQ Stock Market (US Companies)	100.00	101.80	126.72	164.02	168.26	213.46
CRSP Total Return Index for the NASDAQ Retail Trade	100.00	100.64	105.93	114.84	121.82	133.55

ITEM 6.-SELECTED FINANCIAL DATA
We are the largest pure-play children’s specialty apparel retailer in North America. As of February 1, 2020, we operated 924 The Children’s Place stores across North America and our online store at www.childrensplace.com. The following table sets forth certain historical financial and operating data for the Company. The selected consolidated financial information presented below is derived from our audited consolidated financial statements for each of the five years in the period ended February 1, 2020. The information contained in this table should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto included elsewhere herein.

	Fiscal Year Ended (1)
Statement of Operations Data (in thousands, except earnings per share and dividends):	February 1, 2020	February 2, 2019	February 3, 2018	January 28, 2017	January 30, 2016
Net sales	$1,870,667	$1,938,084	$1,870,275	$1,785,316	$1,725,777
Cost of sales	1,215,362	1,254,488	1,158,920	1,113,723	1,100,645
Gross profit	655,305	683,596	711,355	671,593	625,132
Selling, general, and administrative expenses	478,120	498,343	476,486	454,143	469,898
Depreciation and amortization	74,788	68,884	68,159	65,734	62,685
Asset impairment charges	6,039	6,096	5,190	4,026	2,371
Other costs (income)	—	(1,055)	10	282	98
Operating income	96,358	111,328	161,510	147,408	90,080
Interest income (expense), net	(7,941)	(2,804)	(307)	(395)	(698)
Income before provision for income taxes	88,417	108,524	161,203	147,013	89,382
Provision for income taxes	15,117	7,564	76,505	44,677	31,498
Net income	73,300	100,960	84,698	102,336	57,884

Diluted income per common share	$4.68	$6.01	$4.67	$5.40	$2.80

Cash dividends declared and paid per common share	$2.24	$2.00	$1.60	$0.80	$0.60

Selected Data:
Number of Company operated stores open at end of period	924	972	1,014	1,039	1,069
Comparable retail sales increase (decrease)	(2.7)%	4.6%	5.8%	4.9%	0.4%

Balance Sheet Data (in thousands):
Working capital (deficit) (2)	$(145,127)	$103,996	$295,980	$281,966	$306,286
Total assets	1,181,397	727,046	940,228	910,499	897,948
Revolving loan	170,808	48,861	21,460	15,380	—
Long-term debt	—	—	—	—	—
Stockholders’ equity	235,187	314,437	473,699	496,287	527,793
____________________________________________

(1)	The period ended February 3, 2018 was a 53-week year. The remaining periods presented, including the period ended February 1, 2020, were 52-week years.

(2)
Working capital is calculated by subtracting our current liabilities from our current assets. The fiscal year ended February 1, 2020 includes $121.9 million of current lease liabilities related to the adoption of ASC Topic 842 “Leases”.

ITEM 7.-MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our audited financial statements and notes thereto included in Part IV, Item 15.-Exhibits and Financial Statement Schedules. This Annual Report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including but not limited to statements relating to the Company’s strategic initiatives. Forward-looking statements typically are identified by use of terms such as “may”, “will”, “should”, “plan”, “project”, “expect”, “anticipate”, “estimate”, and similar words, although some forward-looking statements are expressed differently. These forward-looking statements are based upon the Company’s current expectations and assumptions and are subject to various risks and uncertainties that could cause actual results and performance to differ materially. Some of these risks and uncertainties are described in the Company’s filings with the Securities and Exchange Commission, including in Part I, Item 1A-Risk Factors section of this Annual Report on Form 10-K for the fiscal year ended February 1, 2020. Included among the risks and uncertainties that could cause actual results and performance to differ materially are the risks that the Company will be unsuccessful in gauging fashion trends and changing consumer preferences, risks related to COVID-19 (novel coronavirus) and its impacts on our markets (including decreased customer traffic at malls and other places our stores are located, closures of schools causing decreased demand for our products and negative impacts on our customers’ spending patterns due to decreased income or actual or perceived wealth), the risks resulting from the highly competitive nature of the Company’s business and its dependence on consumer spending patterns, which may be affected by changes in economic conditions, the risk that the Company’s strategic initiatives to increase sales and margin are delayed or do not result in anticipated improvements, the risk of delays, interruptions and disruptions in the Company’s global supply chain, including disruptions in supply due to COVID-19 (novel coronavirus) or other disease outbreaks, foreign sources of supply in less developed countries or more politically unstable countries, the risk that the cost of raw materials or energy prices will increase beyond current expectations or that the Company is unable to offset cost increases through value engineering or price increases, various types of litigation, including class action litigations brought under consumer protection, employment, and privacy and information security laws and regulations, the imposition of regulations affecting the importation of foreign-produced merchandise, including duties and tariffs, and the uncertainty of weather patterns. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

As used in this Annual Report on Form 10-K, references to the “Company”, “The Children’s Place”, “we”, “us”, “our”, and similar terms refer to The Children’s Place, Inc. and its subsidiaries. Our fiscal year ends on the Saturday on or nearest to January 31. Other terms that are commonly used in our management’s discussion and analysis of financial condition and results of operations are defined as follows:

•	Fiscal 2019 - The fifty-two weeks ended February 1, 2020

•	Fiscal 2018 - The fifty-two weeks ended February 2, 2019

•	Fiscal 2017 - The fifty-three weeks ended February 3, 2018

•	Fiscal 2020 - Our next fiscal year representing the fifty-two weeks ending January 30, 2021

•	FASB- Financial Accounting Standards Board

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

OVERVIEW
Our Business
We are the largest pure-play children’s specialty apparel retailer in North America. We design, contract to manufacture, sell at retail and wholesale, and license to sell trend right, high quality merchandise predominately at value prices, under our proprietary “The Children’s Place”, “Place”, “Baby Place”, and “Gymboree” brand names. As of February 1, 2020, we operated 924 stores across North America, our e-commerce business at www.childrensplace.com, and had 266 international points of distribution open and operated by our eight franchise partners in 19 countries.
Segment Reporting
In accordance with FASB ASC 280--Segment Reporting, we report segment data based on geography: The Children’s Place U.S. and The Children’s Place International.  Each segment includes an e-commerce business located at www.childrensplace.com.  Included in The Children’s Place U.S. segment are our U.S. and Puerto Rico based stores and revenue from our U.S.-based wholesale business. Included in The Children’s Place International segment are our Canadian-based stores, revenue from the Company’s Canada wholesale business, as well as revenue from international franchisees. We measure our segment profitability based on operating income, defined as income before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services, are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales.  The assets related to these functions are not allocated.  We periodically review these allocations and adjust them based upon changes in business circumstances.  Net sales to external customers are derived from merchandise sales, and we have no major customers that account for more than 10% of our net sales.
Recent Developments
We are closely monitoring an outbreak of respiratory illness caused by COVID-19 (novel coronavirus), first detected in Wuhan, China. The virus has affected several industries within China and other countries, including textile production and manufacturing. COVID-19 (novel coronavirus) has spread to other countries throughout Asia, Europe, and North America. As such, we may experience delays and other adverse impacts to our supply chain and operations.
As a result of the impact of COVID-19 (novel coronavirus), on March 17, 2020, the Company announced the temporary closure of all of our stores across the U.S. and Canada as of the end of business on March 17, 2020, through March 31, 2020.  During this temporary closure, the Company will continue to serve our customers through our e-commerce sites located at www.childrensplace.com and www.gymboree.com. The Company will work with government and health officials to assess when we will reopen our stores.
Additionally, in response to the continuing uncertainty resulting from COVID-19 (novel coronavirus) and the temporary store closures, we have implemented strategic cost reduction strategies, including the reduction of capital expenditures, across all functional areas. Inventory management will continue to be a strategic focus for the Company. Further, our capital return program, inclusive of share repurchases and dividends, has been temporarily suspended. The Company maintains strong, long-term relationships with its vendors, landlords, and banking partners, which helps support our ability to navigate these challenging times. We cannot reasonably estimate the length or severity of this pandemic, but we currently anticipate a material adverse impact on our financial position, results of operations, and cash flows in Fiscal 2020.
Gymboree Acquisition
On April 4, 2019, we completed the acquisition of the “Gymboree Assets”, which includes the worldwide rights to the names “Gymboree” and “Crazy 8” and other intellectual property, including trademarks, domain names, copyrights, and customer databases.  Gymboree is an iconic children’s apparel brand that designs colorful, playful, bow-to-toe children’s clothing collections that celebrate childhood and help families look their best for any occasion. Gymboree collections incorporate themes that come to life through vibrant color palettes, prints, textures, graphics, and high-quality, durable fabrics.  We relaunched the Gymboree branded product in February 2020 with an enhanced, personalized, online shopping experience at www.gymboree.com, and in over 200 co-branded locations in select The Children’s Place stores across the U.S. and Canada.
Operating Highlights
Net sales decreased by $67.4 million, or 3.5%, to $1,870.7 million during Fiscal 2019 from $1,938.1 million during Fiscal 2018. The net sales decrease was driven primarily by a Comparable Retail Sales decrease of 2.7%, the adverse impact of competitor liquidations, and operating fewer stores. During Fiscal 2019, we opened 12 new stores and closed 60 stores.

Gross profit decreased by $28.3 million, or 4.1%, to $655.3 million during Fiscal 2019 from $683.6 million during Fiscal 2018.  Consolidated gross margin decreased approximately 30 basis points to 35.0% during Fiscal 2019 from 35.3% during Fiscal 2018. The decrease in gross margin resulted primarily from the de-leverage of fixed expenses resulting from a decrease in Comparable Retail Sales and the increased penetration of our e-commerce business, which operates at a lower gross margin rate due to higher fulfillment costs, partially offset by increased merchandise margins.
Selling, general, and administrative expenses decreased $20.2 million, or 4.1%, to $478.1 million during Fiscal 2019 from $498.3 million during Fiscal 2018. As a percentage of net sales, SG&A decreased approximately 10 basis points to 25.6% during Fiscal 2019 from 25.7% during Fiscal 2018. The leverage was primarily due to a reduction in expenses associated with our transformation initiatives and lower incentive compensation, partially offset by the de-leverage of fixed expenses resulting from the decline in Comparable Retail Sales.
Provision for income taxes increased $7.5 million to $15.1 million in Fiscal 2019 compared to $7.6 million in Fiscal 2018.  Our effective tax rate was 17.1% and 7.0% during Fiscal 2019 and Fiscal 2018, respectively. The effective tax rate was higher for Fiscal 2019 primarily due to a lower excess tax benefit related to the vesting of equity shares during Fiscal 2019 when applied to income before provision for income taxes year over year.
We reported net income of $73.3 million during Fiscal 2019 compared to $101.0 million during Fiscal 2018, a decrease of $27.7 million, due to the factors discussed above.  Diluted earnings per share was $4.68 in Fiscal 2019 compared to $6.01 in Fiscal 2018.  This decrease in earnings per diluted share is due to lower net income, partially offset by lower diluted weighted average number of common shares outstanding of approximately 1.2 million shares, virtually all of which is related to our share repurchase programs.

We continue to make significant progress on our key strategic growth initiatives--superior product, business transformation through technology, alternate channels of distribution, and fleet optimization.

Focus on product remains our top priority and strong product acceptance is anticipated to deliver gross margin and inventory productivity benefits. We reintroduced the iconic Gymboree brand in February 2020 on an enhanced Gymboree website and in co-branded locations in over 200 Company stores in the U.S. and Canada by successfully designing, sourcing, and merchandising Spring 2020 bow-to-toe collections, capturing the core of what Mom loved most about the Gymboree brand during its peak.

Our business transformation through technology initiative has two key components: digital transformation and inventory management. The transformation of our digital capabilities continued during Fiscal 2019 with the development of a completely redesigned responsive site and mobile application, providing a rich online shopping experience geared towards the needs of our “on-the-go” mobile customers, expanded customer personalization, which delivers unique, relevant content to drive sales, loyalty and retention, and the piloting of additional omni-channel capabilities by offering save-the-sale with the rollout of our new state-of-the-art point of sale system. With respect to inventory management, we continue to optimize our assortment planning, allocation, replenishment, order planning, and forecasting tools.
With respect to alternate channels of distribution, we continued our international expansion program during Fiscal 2019 with our franchise partners and added 49 net additional international points of distribution (stores, shop in shops, e-commerce sites) bringing our total count to 266 points of distribution operating in 19 countries. Our wholesale business continues to grow primarily through our relationship with Amazon.
We continue to evaluate our store fleet as part of our fleet optimization initiative. In an effort to improve store productivity and profitability, we continue to execute on our plan to close over 300 stores through Fiscal 2020, which includes the 271 stores closed since the announcement of this initiative.
During Fiscal 2019, we repurchased approximately 1.6 million shares for approximately $131.4 million, inclusive of shares repurchased and surrendered to cover tax withholdings associated with the vesting of equity awards held by management, and paid cash dividends of $34.9 million. As of February 1, 2020, there was approximately $108 million in aggregate remaining on the 2018 Share Repurchase Program.

We have subsidiaries whose operating results are based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars. The below table summarizes the average translation rates most impacting our operating results:

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Average Translation Rates (1)
Canadian Dollar	0.7550	0.7675	0.7752
Hong Kong Dollar	0.1277	0.1276	0.1283
China Yuan Renminbi	0.1446	0.1503	0.1489
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
Inventory Valuation- We value inventory at the lower of cost or net realizable value, with cost determined using an average cost method. The estimated market value of inventory is determined based on an analysis of historical sales trends of our individual product categories, the impact of market trends and economic conditions, and a forecast of future demand, as well as plans to sell through inventory. Estimates may differ from actual results due to the quantity, quality, and mix of products in inventory, consumer and retailer preferences, and market conditions.  Our historical estimates have not differed materially from actual results, and a 10% difference in our reserve as of February 1, 2020 would have impacted net income by approximately $0.1 million.  Our reserve balance at February 1, 2020 was approximately $1.5 million compared to $1.4 million at February 2, 2019.
Reserves for inventory shrinkage, representing the risk of physical loss of inventory, are estimated based on historical experience and are adjusted based upon physical inventory counts. A 0.5% difference in our shrinkage rate as a percentage of cost of goods sold would have impacted each quarter’s net income by approximately $0.7 million.
Stock-Based Compensation- We account for stock-based compensation according to the provisions of FASB ASC 718-- Compensation-Stock Compensation.
Time Vesting and Performance-Based Awards
We generally grant time vesting and performance-based stock awards to employees at management levels and above.  We also grant time vesting stock awards to our non-employee directors.  Time vesting awards are granted in the form of restricted stock units that require each recipient to complete a service period (“Deferred Awards”). Deferred Awards granted to employees generally vest ratably over three years. Deferred Awards granted to non-employee directors generally vest after one year. Performance-based stock awards are granted in the form of restricted stock units which have a performance criteria that must be achieved for the awards to be earned in addition to a service period requirement (“Performance Awards”), and each Performance Award has a defined number of shares that an employee can earn (the “Target Shares”). With the approval of the Board’s Compensation Committee, the Company may settle vested Deferred Awards and Performance Awards to the employee in shares, in a cash amount equal to the market value of such shares at the time all requirements for delivery of the award have been met, or in part shares and cash. For Performance Awards issued during Fiscal 2017 (the “2017 Performance Awards”), an employee may earn from 0% to 200% of their Target Shares based on the cumulative adjusted earnings per share achieved for the applicable performance period, which is generally three years, adjusted operating margin expansion achieved for the performance period, and adjusted return on invested capital (“adjusted ROIC”) achieved at the end of the performance period. The 2017 Performance Awards cliff vest, if earned, after completion of the applicable performance period. The fair value of the 2017 Performance Awards granted is based on the closing price of our common stock on the grant date. For Performance Awards issued during Fiscal 2018 and Fiscal 2019 (the “2018 and 2019 Performance Awards”), an employee may earn from 0% to 250% of their Target Shares based on the cumulative adjusted earnings per share achieved for the applicable performance period, which is generally three years, adjusted operating margin expansion achieved for the performance period, adjusted ROIC achieved as of the end of the performance period, and our adjusted ROIC relative to that of companies in our peer group as of the end of the performance period. The 2018 and 2019 Performance Awards cliff vest, if earned, after completion of the performance period. The fair value of the 2018 and 2019 Performance Awards granted is based on the closing price of our common stock on the grant date. Compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover. While actual forfeitures could vary significantly from those estimated, a 10% change in our estimated forfeiture rate would have impacted our Fiscal 2019 net income by approximately $0.8 million.
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
We review all stores that have reached comparable sales status, or sooner, if circumstances should dictate, on at least an annual basis.  We believe waiting this period of time allows a store to reach a maturity level where a more comprehensive analysis of financial performance can be performed. For each store that shows indications of operating losses, we project future cash flows over the remaining life of the lease, adjusted for lease payments, and compare the total undiscounted cash flows to the net book value of the related long-lived assets, including right-of-use (“ROU”) assets.  If the undiscounted cash flows are less than the related net book value of the long-lived assets, they are written down to their fair market value.  We primarily use discounted future cash flows directly associated with those assets to determine fair market value of long-lived assets and ROU assets.  In evaluating future cash flows, we consider external and internal factors.  External factors comprise the local environment in which the store resides, including mall traffic and competition and their effect on sales trends.  Internal factors include our ability to gauge the fashion taste of our customers, control variable costs such as cost of sales and payroll, and in certain cases, our ability to renegotiate lease costs. If external factors should change unfavorably, if actual sales should differ from our projections, or if our ability to control costs is insufficient to sustain the necessary cash flows, future impairment charges could be material.  At February 1, 2020, the average net book value per store was approximately $0.1 million.
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
Insurance and Self-Insurance Liabilities- Based on our assessment of risk and cost efficiency, we self-insure as well as purchase insurance policies to provide for workers’ compensation, general liability and property losses, cyber-security coverage, as well as directors’ and officers’ liability, vehicle liability, and employee medical benefits.  We estimate risks and record a liability based upon historical claim experience, insurance deductibles, severity factors, and other actuarial assumptions.  These estimates include inherent uncertainties due to the variability of the factors involved, including type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant, and governmental regulations.  While we believe that our risk assessments are appropriate, these uncertainties or a deviation in future claims trends from recent historical patterns could result in our recording additional or reduced expenses, which may be material to our results of operations.  Our historical estimates have not differed materially from actual results and a 10% difference in our insurance reserves as of February 1, 2020 would have impacted net income by approximately $0.5 million.
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
In February 2016, the FASB issued guidance relating to the accounting for leases. This guidance applies a ROU model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset for the lease term and a liability to make lease payments. The lease term is the noncancellable period of the lease, and includes both periods covered by an option to extend the lease, if the lessee is reasonably certain to exercise that option, and periods covered by an option to terminate the lease, if the lessee is reasonably certain not to exercise that termination option. We adopted this guidance in the first quarter of 2019 using the modified-retrospective method. Refer to Note 3, “Leases”, for additional information.

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
RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales. We primarily evaluate the results of our operations as a percentage of net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of net sales (i.e., “basis points”). For example, gross profit decreased approximately 30 basis points to 35.0% of net sales during Fiscal 2019 from 35.3% during Fiscal 2018.  Accordingly, to the extent that our sales have increased at a faster rate than our costs (i.e., “leveraging”), the more efficiently we have utilized the investments we have made in our business.  Conversely, if our sales decrease or if our costs grow at a faster pace than our sales (i.e., “de-leveraging”), we have less efficiently utilized the investments we have made in our business.

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
Net sales	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization)	65.0	64.7	62.0
Gross profit	35.0	35.3	38.0
Selling, general, and administrative expenses	25.6	25.7	25.5
Depreciation and amortization	4.0	3.6	3.6
Asset impairment charges	0.3	0.3	0.3
Operating income	5.2	5.7	8.6
Income before provision for income taxes	4.7	5.6	8.6
Provision for income taxes	0.8	0.4	4.1
Net income	3.9%	5.2%	4.5%
Number of stores operated by the Company, end of period	924	972	1,014

The following table sets forth net sales by segment, for the periods indicated:

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
	(In thousands)
Net sales:
The Children’s Place U.S.	$1,671,165	$1,727,907	$1,650,620
The Children’s Place International	199,502	210,177	219,655
Total net sales	$1,870,667	$1,938,084	$1,870,275

Fiscal 2019 Compared to Fiscal 2018

Net sales decreased by $67.4 million, or 3.5%, to $1,870.7 million during Fiscal 2019 from $1,938.1 million during Fiscal 2018. The net sales decrease was driven primarily by a Comparable Retail Sales decrease of 2.7%, the adverse impact of competitor liquidations, and operating fewer stores. During Fiscal 2019, we opened 12 new stores and closed 60 stores.
We believe that our e-commerce and brick-and-mortar retail store operations are highly interdependent, with both sharing common customers purchasing from a common pool of product inventory. Accordingly, we believe that consolidated omni-channel reporting presents the most meaningful and appropriate measure of our performance, including Comparative Retail Sales and revenues.
  The Children’s Place U.S. net sales decreased $56.7 million, or 3.3%, to $1,671.2 million during Fiscal 2019 compared to $1,727.9 million during Fiscal 2018.  Our net sales decrease resulted primarily from a U.S. Comparable Retail Sales decrease of 2.8%, the adverse impact of competitor liquidations, and operating fewer stores.

The Children’s Place International net sales decreased $10.7 million, or 5.1%, to $199.5 million during Fiscal 2019 compared to $210.2 million during Fiscal 2018.  Our net sales decrease resulted primarily from a Canadian Comparable Retail Sales decrease of 1.6% and unfavorable changes in the Canadian exchange rate.
Total e-commerce sales, which include postage and handling, increased to approximately 31% of net sales during Fiscal 2019 from approximately 28% during Fiscal 2018.
Gross profit decreased by $28.3 million, or 4.1%, to $655.3 million during Fiscal 2019 from $683.6 million during Fiscal 2018.  Consolidated gross margin decreased approximately 30 basis points to 35.0% during Fiscal 2019 from 35.3% during Fiscal 2018. The decrease in gross margin resulted primarily from the de-leverage of fixed expenses resulting from a decrease in Comparable Retail Sales and the increased penetration of our e-commerce business, which operates at a lower gross margin rate due to higher fulfillment costs, partially offset by increased merchandise margins.
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
Selling, general, and administrative expenses decreased $20.2 million, or 4.1%, to $478.1 million during Fiscal 2019 from $498.3 million during Fiscal 2018. As a percentage of net sales, SG&A decreased approximately 10 basis points to 25.6% during Fiscal 2019 from 25.7% during Fiscal 2018. The leverage was primarily due to a reduction in expenses associated with our transformation initiatives and lower incentive compensation, partially offset by the de-leverage of fixed expenses resulting from the decline in Comparable Retail Sales.
Asset impairment charges were $6.0 million during Fiscal 2019, of which $3.2 million related to the impairment of primarily 29 stores, and $2.8 million related to the write-down of information technology systems. Asset impairment charges during Fiscal 2018 were $6.1 million, of which $1.7 million related to the full impairment of 11 stores, and $4.4 million related to the write-down of information technology systems.
Depreciation and amortization was $74.8 million during Fiscal 2019 compared to $68.9 million during Fiscal 2018, reflecting increased depreciation associated with our investment in business transformation initiatives and the opening of 12 new stores.
Operating income decreased $14.9 million, or 13.4%, to $96.4 million during Fiscal 2019 from $111.3 million during Fiscal 2018. As a percentage of net sales, operating income decreased approximately 50 basis points to 5.2% during Fiscal 2019 from 5.7% during Fiscal 2018, due to the factors discussed above.
Provision for income taxes increased $7.5 million to $15.1 million in Fiscal 2019 compared to $7.6 million in Fiscal 2018.  Our effective tax rate was 17.1% and 7.0% during Fiscal 2019 and Fiscal 2018, respectively. The effective tax rate was higher for Fiscal 2019 primarily due to a lower excess tax benefit related to the vesting of equity shares during Fiscal 2019 when applied to income before provision for income taxes year over year.
Net income was $73.3 million during Fiscal 2019 compared to $101.0 million during Fiscal 2018, a decrease of $27.7 million, due to the factors discussed above.  Diluted earnings per share was $4.68 in Fiscal 2019 compared to $6.01 in Fiscal 2018.  This decrease in earnings per diluted share is due to lower net income, partially offset by lower diluted weighted average number of common shares outstanding of approximately 1.2 million shares, virtually all of which is related to our share repurchase programs.

Fiscal 2018 Compared to Fiscal 2017

Net sales increased by $67.8 million, or 3.6%, to $1,938.1 million during Fiscal 2018 from $1,870.3 million during Fiscal 2017. The net sales increase was driven primarily by a Comparable Retail Sales increase of 4.6%, as well as the reclassification of certain items due to the adoption of Topic 606 “Revenue from Contracts with Customers”, partially offset by an adverse impact due to the calendar shift related to the 53rd week in Fiscal 2017. During Fiscal 2018, we opened no stores and closed 42 stores.
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
Provision for income taxes decreased $68.9 million, or 90.1%, to $7.6 million in Fiscal 2018 compared to $76.5 million in Fiscal 2017.  Our effective tax rate was 7.0% and 47.5% during Fiscal 2018 and Fiscal 2017, respectively. The Fiscal 2017 provision for income tax included $51.8 million of transition tax recorded pursuant to the Tax Act.  Excluding the impact of the $51.8 million recorded for the Tax Act items, the provision for income taxes in Fiscal 2017 would be $24.7 million, or 15.4%, compared to 7.0% in Fiscal 2018. The lower rate in Fiscal 2018 is primarily attributable to a lower U.S. Federal tax rate due to the reduction in corporate statutory income tax rate under the Tax Act and a favorable mix in income generated in foreign jurisdictions, partially offset by a reserve release during Fiscal 2017 of $4.0 million.
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
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our working capital needs follow a seasonal pattern, usually peaking during the third fiscal quarter based on seasonal inventory purchases.  Our primary uses of cash are working capital requirements, which are principally inventory purchases, and the financing of capital projects, including investments in new systems, and the repurchases of our common stock and payment of dividends.
Our working capital decreased $249.1 million to a deficit of $145.1 million at February 1, 2020 compared to working capital of $104.0 million at February 2, 2019, primarily due to the adoption of ASC Topic 842 “Leases”, which resulted in an increase in current lease liabilities of $121.9 million, and the funding of the Gymboree Assets acquisition.  During Fiscal 2019, we repurchased approximately 1.6 million shares for approximately $131.4 million, inclusive of shares repurchased and surrendered to cover tax withholdings associated with the vesting of equity awards held by management, and paid cash dividends of approximately $34.9 million. Subsequent to February 1, 2020 and through March 17, 2020, the Company repurchased approximately 0.2 million shares for approximately $13.8 million. During Fiscal 2018, we repurchased approximately 2.1 million shares for approximately $253.5 million under our share repurchase programs, inclusive of shares repurchased and surrendered to cover tax withholdings associated with the vesting of equity awards held by management, and paid cash dividends of $33.0 million.
At February 1, 2020, our credit facility provided for borrowings up to the lesser of $325.0 million or our borrowing base, as defined by the credit facility agreement (see “Credit Facility” below).  At February 1, 2020, we had $170.8 million in outstanding borrowings and $105.1 million available for borrowing. At February 1, 2020, we had $6.2 million of outstanding letters of credit with an additional $43.8 million available for issuing letters of credit.
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
As of February 1, 2020, we have capitalized an aggregate of approximately $5.0 million in deferred financing costs related to the Credit Agreement. The unamortized balance of deferred financing costs at February 1, 2020 and February 2, 2019 was approximately $0.9 million and $0.4 million, respectively. Unamortized deferred financing costs are amortized over the remaining term of the Credit Agreement.
The table below presents the components of our credit facility:

	February 1, 2020	February 2, 2019
	(In millions)
Credit facility maximum	$325.0	$250.0
Borrowing base (1)	282.1	250.0

Outstanding borrowings	170.8	48.9
Letters of credit outstanding—standby	6.2	7.0
Utilization of credit facility at end of period	177.0	55.9

Availability (2)	$105.1	$194.1

Interest rate at end of period	3.4%	6.0%

	Fiscal 2019	Fiscal 2018
Average end of day loan balance during the period	$192.0	$64.4
Highest end of day loan balance during the period	262.5	156.4
Average interest rate	4.0%	4.3%
____________________________________________

(1)	Lower of the credit facility maximum or the total borrowing base collateral.

(2)	The sublimit availability for letters of credit was $43.8 million and $43.0 million at February 1, 2020 and February 2, 2019, respectively.
Cash Flows/Capital Expenditures
During Fiscal 2019, cash flows provided by operating activities were $177.9 million compared to $139.9 million during Fiscal 2018.  The net increase of $38.0 million in cash from operating activities resulted primarily from working capital management. During Fiscal 2018, cash flows provided by operating activities were $139.9 million compared to $214.4 million during Fiscal 2017.  The net decrease of $74.5 million in cash from operating activities resulted primarily from working capital needs.
Cash flows used in investing activities were $134.4 million during Fiscal 2019 compared to $56.9 million during Fiscal 2018. This change was primarily due to the Gymboree Assets acquisition of $77.0 million during Fiscal 2019. Cash flows used in investing activities were $56.9 million during Fiscal 2018 compared to $25.1 million during Fiscal 2017. This change was primarily due to a net redemption of short-term investments into cash and cash equivalents during Fiscal 2018 of $15.0 million compared to a net redemption of short-term investments during Fiscal 2017 of $34.3 million, and increased capital expenditures, primarily related to our business transformation initiatives.
During Fiscal 2019, cash flows used in financing activities were $44.4 million compared to $259.2 million during Fiscal 2018. The decrease primarily resulted from an increase in borrowings under our revolving credit facility and a decrease in purchases of our common stock, primarily related to our share repurchase programs and shares repurchased to cover tax withholdings associated with the vesting of equity awards. During Fiscal 2018, cash flows used in financing activities were $259.2 million compared to $140.6 million during Fiscal 2017. The increase primarily resulted from an increase in purchases of our common stock, primarily related to our accelerated share repurchase program and shares repurchased to cover tax withholdings associated with the vesting of equity awards.
Our ability to meet our capital requirements in Fiscal 2020 depends on our cash on hand, our ability to generate cash flows from operations, and our available borrowings under our credit facility. Cash flow generated from operations depends on our ability to achieve our financial plans. During Fiscal 2019, we were able to fund our capital expenditures with cash on hand and cash generated from operating activities supplemented by funds from our credit facility.  We believe that our existing cash on hand, cash generated from operations, and funds available to us through our credit facility will be sufficient to fund our capital and other cash requirements for the foreseeable future.
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
All derivative instruments are presented at gross fair value on the consolidated balance sheets within either prepaid expenses and other current assets or accrued expenses and other current liabilities. As of February 1, 2020, we had foreign exchange forward contracts with an aggregate notional amount of $9.6 million, and the fair value of the derivative instruments was an asset of $1.6 million.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
The following tables summarize our contractual and commercial obligations as of February 1, 2020:

	Amounts of Commitment Expiration Per Period
Contractual Obligations (dollars in thousands)	Total	1 year or less	1-3 years	3-5 years	More than 5 years
Operating leases	$491,536	$141,340	$187,607	$85,562	$77,027
Total---Other Commercial Commitments	$491,536	$141,340	$187,607	$85,562	$77,027

	Amounts of Commitment Expiration Per Period
Other Commercial Commitments (dollars in thousands)	Total	1 year or less	1-3 years	3-5 years	More than 5 years
Purchase commitments--merchandise	146,218	146,218	—	—	—
Purchase commitments--non-merchandise	17,763	17,763	—	—	—
Standby letters of credit(1)	6,185	6,185	—	—	—
Total---Other Commercial Commitments	$170,166	$170,166	$—	$—	$—

Total---Contractual Obligations and Other Commercial Commitments	$661,702	$311,506	$187,607	$85,562	$77,027
____________________________________________

(1)	Represents letters of credit issued to landlords, banks, and insurance companies.

We self-insure and purchase insurance policies to provide for workers’ compensation, general liability, and property losses, as well as directors’ and officers’ liability, vehicle liability, and employee medical benefits, as described in Note 1 of the Notes to our Consolidated Financial Statements. Insurance reserves of approximately $2.7 million are included in other long-term liabilities as of February 1, 2020. The long-term portion represents the total amount estimated to be paid beyond one year. We are not able to further estimate in which periods the long-term portion will be paid.
As discussed more fully in Note 13 of the Notes to our Consolidated Financial Statements, our long-term liabilities include unrecognized tax benefits of approximately $6.8 million, which includes $0.1 million of accrued interest and penalties, at February 1, 2020. We cannot make a reasonable estimate of the amount and period of related future payments for any of this amount.
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
The following table sets forth certain statement of operations data and selected operating data for each of our last four fiscal quarters. Quarterly information for Fiscal 2018 is included in Note 16 of the Notes to our Consolidated Financial Statements. The quarterly statement of operations data and selected operating data set forth below were derived from our audited consolidated financial statements and reflect, in our opinion, all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the results of operations for these fiscal quarters (unaudited):

	Fiscal Year Ended February 1, 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except earnings per share and dividends declared)
Net sales	$412,382	$420,470	$524,796	$513,019
Gross profit	151,976	138,846	198,125	166,358
Selling, general, and administrative expenses	128,006	116,417	120,514	113,183
Depreciation and amortization	18,584	18,472	18,821	18,911
Asset impairment charges	348	121	839	4,731
Operating income	5,038	3,836	57,951	29,533
Income before provision for income taxes	3,327	1,558	55,796	27,736
Provision (benefit) for income taxes	(1,163)	35	12,748	3,497
Net income	4,490	1,523	43,048	24,239

Diluted earnings per share	$0.28	$0.10	$2.77	$1.61
Diluted weighted average common shares outstanding	16,107	15,859	15,546	15,101

Cash dividends declared and paid per common share	$0.56	$0.56	$0.56	$0.56

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
Interest Rates
Our credit facility bears interest at a floating rate equal to the prime rate or LIBOR, plus a calculated spread based on our average excess availability.  As of February 1, 2020, we had $170.8 million in borrowings under the credit facility.  A 10% change in the prime rate or LIBOR interest rates would not have had a material impact on our interest expense.
Foreign Assets and Liabilities
Assets and liabilities outside the United States are primarily located in Canada and Hong Kong.  Our investments in our Canadian and Asian subsidiaries are considered to be long-term. As of February 1, 2020, net assets in our Canadian and Hong Kong subsidiaries were $30.3 million and $39.9 million, respectively.  A 10% increase or decrease in the Canadian and Hong Kong Dollars would have increased or decreased the corresponding net investment by $3.0 million and $4.0 million, respectively.  All changes in the net investment of our foreign subsidiaries are recorded in other comprehensive income as unrealized gains or losses.
As of February 1, 2020, we had approximately $68.5 million of cash and cash equivalents, of which $64.8 million of cash and cash equivalents was held in foreign subsidiaries, of which approximately $17.9 million was in our Canadian subsidiaries, $42.0 million was in our Hong Kong subsidiaries, and $4.9 million was in our other foreign subsidiaries.
Foreign Operations
We have exchange rate exposure primarily with respect to certain revenues and expenses denominated in Canadian dollars. As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses.  Assuming a 10% change in foreign exchange rates, Fiscal 2019 net sales could have decreased or increased by approximately $17.3 million and total costs and expenses could have decreased or increased by approximately $21.4 million.  Additionally, we have foreign currency denominated receivables and payables that, when settled, result in transaction gains or losses.  At February 1, 2020, we had foreign currency denominated receivables and payables, including inter-company balances, of $3.0 million and $6.1 million, respectively.

Our Canadian subsidiary’s functional currency is the Canadian dollar, but purchases inventory from suppliers in U.S. dollars. In order to mitigate the variability of cash flows associated with certain of these forecasted inventory purchases, we enter into foreign exchange forward contracts. As of February 1, 2020, we had foreign exchange forward contracts with an aggregate notional amount of $9.6 million, and the fair value of the derivative instruments was an asset of $1.6 million. Assuming a 10% change in Canadian foreign exchange rates, the fair value of these instruments could have decreased by or increased by approximately $0.9 million. Any resulting changes in the fair value of the instruments would be partially offset by changes in the underlying balance sheet positions.

We import a vast majority of our merchandise from foreign countries, primarily Cambodia, China, India, Vietnam, and Indonesia.  Consequently, any significant or sudden change in these countries’ political, foreign trade, financial, banking, or currency policies and practices, or the occurrence of significant labor unrest, could have a material adverse impact on our financial position, results of operations, and cash flows.

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
Management, including our Chief Executive Officer and President and our Chief Operating Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act, as of February 1, 2020. Based on that evaluation, our Chief Executive Officer and President and our Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level, as of February 1, 2020, to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive, principal accounting, and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the U.S. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.
Under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Chief Operating Officer and Chief Financial Officer, we conducted an evaluation of the design and effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of February 1, 2020. Our independent registered public accounting firm that audited the consolidated financial statements included in this annual report has issued an attestation report on our internal control over financial reporting, which is included herein.
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

To the Stockholders and Board of Directors of
The Children’s Place, Inc.
Secaucus, New Jersey:

Opinion on Internal Control Over Financial Reporting

We have audited The Children’s Place, Inc. and subsidiaries’ internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Children’s Place, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 1, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of February 1, 2020, and February 2, 2019, the related consolidated statement of operations, comprehensive income, stockholders’ equity and cash flows for each of the two years then ended, and the related notes and our report dated March 19, 2020 expressed unqualified opinion thereon.

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

March 19, 2020

ITEM 9B.-OTHER INFORMATION
None.

PART III
ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be included by Item 10 of Form 10-K will be set forth in the Company’s proxy statement for its 2019 annual meeting of stockholders to be filed within 120 days after February 1, 2020 (the “Proxy Statement”) and is incorporated by reference herein.

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
(a)(1) Financial Statements
The following documents are filed as part of this report:

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
The Children’s Place, Inc.
Secaucus, New Jersey:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Children’s Place, Inc. and subsidiaries
(the “Company”) as of February 1, 2020 and February 2, 2019, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the two years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 1, 2020 and February 2, 2019, and the results of its operations and its cash flows for the two years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 19, 2020, expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Note 3 to the consolidated financial statements, the Company changed its method for accounting for leases as a result of the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments effective February 3, 2019.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of Long-Lived Assets

Description of the Matter: As discussed in Note 7 to the consolidated financial statements, during the year ending February 1, 2020, the Company recorded impairment charges of $3.2 million related to its retail stores. The Company reviews its long-lived assets, including any right of use asset, for each store, and when events indicate that their carrying values may not be recoverable, the Company estimates future cash flows over the remaining lease term and compares the total undiscounted cash flows to the carrying value of the related long-lived assets. If the undiscounted cash flows are less than the related carrying value of the long-lived assets, they are written down to their fair values.

Auditing the Company’s long-lived asset impairment assessments involved subjective auditor judgment due to the significant estimation involved in determining the forecasted cash flows used to evaluate the recoverability and estimate the fair values of long-lived assets for which impairment was indicated.

How We Addressed the Matter in Our Audit: We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's long-lived asset impairment review process. These procedures included testing controls over management’s review of the data used in the cash flow projections and valuation models, as well as the review of significant assumptions including estimates of future revenue and gross margin.
We performed audit procedures which included, among others, analyzing significant assumptions about future revenue and operating costs for the relevant retail stores based on historical results and trends by store and testing the data used in the calculations. We tested the assumed revenue growth and margin rates in comparison to recent actual results and expectations about future market conditions. We tested assumptions about related operating costs based on historical costs and the existing relationships between costs and revenues. We compared the assumptions used in the forecasted cash flows with the Company’s strategic plans.

/S/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Iselin, New Jersey

March 19, 2020

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of
The Children’s Place, Inc.
Secaucus, New Jersey
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows of The Children’s Place, Inc. and subsidiaries (the “Company”) for the year ended February 3, 2018 and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of The Company’s operations and its cash flows for the year ended February 3, 2018, in conformity with accounting principles generally accepted in the United States of America.
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

We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/S/ BDO USA, LLP

New York, New York
March 22, 2018

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	February 1, 2020	February 2, 2019
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$68,487	$69,136
Accounts receivable	32,812	35,123
Inventories	327,165	303,466
Prepaid expenses and other current assets	21,416	27,670
Total current assets	449,880	435,395
Long-term assets:
Property and equipment, net	236,898	260,357
Right-of-use assets	393,820	—
Tradenames, net	73,291	—
Deferred income taxes	12,941	17,750
Other assets	14,567	13,544
Total assets	$1,181,397	$727,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Revolving loan	$170,808	$48,861
Accounts payable	213,115	194,786
Current lease liabilities	121,868	—
Income taxes payable	5,607	997
Accrued expenses and other current liabilities	83,609	86,755
Total current liabilities	595,007	331,399
Long-term liabilities:
Deferred rent liabilities	—	44,329
Long-term lease liabilities	311,908	—
Other tax liabilities	6,782	5,080
Income taxes payable	17,589	18,939
Other long-term liabilities	14,924	12,862
Total liabilities	946,210	412,609
COMMITMENTS AND CONTINGENCIES (SEE NOTE 11)
STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.10 par value, 100,000 shares authorized; 14,762 and 15,873 issued; 14,711 and 15,827 outstanding	1,476	1,588
Additional paid-in capital	139,041	146,991
Treasury stock, at cost (51 and 47 shares)	(2,956)	(2,685)
Deferred compensation	2,956	2,685
Accumulated other comprehensive loss	(13,545)	(14,934)
Retained earnings	108,215	180,792
Total stockholders’ equity	235,187	314,437
Total liabilities and stockholders’ equity	$1,181,397	$727,046
 See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
	(In thousands, except earnings per share)
Net sales	$1,870,667	$1,938,084	$1,870,275
Cost of sales (exclusive of depreciation and amortization)	1,215,362	1,254,488	1,158,920
Gross profit	655,305	683,596	711,355
Selling, general, and administrative expenses	478,120	498,343	476,486
Depreciation and amortization	74,788	68,884	68,159
Asset impairment charges	6,039	6,096	5,190
Other income	—	(1,055)	10
Operating income	96,358	111,328	161,510
Interest expense	(8,194)	(3,534)	(2,222)
Interest income	253	730	1,915
Income before provision for income taxes	88,417	108,524	161,203
Provision for income taxes	15,117	7,564	76,505
Net income	$73,300	$100,960	$84,698

Earnings per common share
Basic	$4.71	$6.10	$4.82
Diluted	$4.68	$6.01	$4.67

Weighted average common shares outstanding
Basic	15,547	16,542	17,569
Diluted	15,653	16,805	18,151

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
	(In thousands)
Net income	$73,300	$100,960	$84,698
Other comprehensive income:
Foreign currency translation adjustment	1,388	(2,178)	7,350
Change in fair value of cash flow hedges, net of income taxes	1	75	160
Total comprehensive income	$74,689	$98,857	$92,208

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
			Additional			Other			Total
	Common Stock		Paid-In	Deferred	Retained	Comprehensive	Treasury Stock		Stockholders’
(in thousands, except dividends per share)	Shares	Amount	Capital	Compensation	Earnings	Income	Shares	Value	Equity
BALANCE, January 28, 2017	17,764	$1,776	$239,940	$2,188	$274,912	($20,341)	(42)	($2,188)	$496,287
Vesting of stock awards	504	51	(51)						—
Stock-based compensation			30,797						30,797
Capitalized stock-based compensation			1,087						1,087
Purchase and retirement of shares	(1,011)	(101)	(14,822)		(103,656)				(118,579)
Dividends declared ($1.60 per share)					(28,101)				(28,101)
Unvested dividends			1,550		(1,550)				—
Change in cumulative translation adjustment						7,350			7,350
Change in fair value of cash flow hedges, net of income taxes						160			160
Deferral of common stock into deferred compensation plan				248			(4)	(248)	—
Net income					84,698				84,698
BALANCE, February 3, 2018	17,257	$1,726	$258,501	$2,436	$226,303	$(12,831)	(46)	($2,436)	$473,699
Vesting of stock awards	711	71	(71)						—
Stock-based compensation			27,415						27,415
Capitalized stock-based compensation			176						176
Purchase and retirement of shares	(2,095)	(209)	(140,343)		(112,991)				(253,543)
Dividends declared ($2.00 per share)					(33,042)				(33,042)
Unvested dividends			1,313		(1,313)				—
ASC Topic 606 Adjustment					875				875
Change in cumulative translation adjustment						(2,178)			(2,178)
Change in fair value of cash flow hedges, net of income taxes						75			75
Deferral of common stock into deferred compensation plan				249			(1)	(249)	—
Net income					100,960				100,960
BALANCE, February 2, 2019	15,873	$1,588	$146,991	$2,685	$180,792	$(14,934)	(47)	($2,685)	$314,437
Vesting of stock awards	480	47	(5)						42
Stock-based compensation			16,219						16,219
Purchase and retirement of shares	(1,591)	(159)	(25,439)		(108,007)				(133,605)
Dividends declared ($2.24 per share)					(34,928)				(34,928)
Unvested dividends			1,275		(1,275)				—
ASC Topic 842 Adjustment					(1,667)				(1,667)
Change in cumulative translation adjustment						1,388			1,388
Change in fair value of cash flow hedges, net of income taxes						1			1
Deferral of common stock into deferred compensation plan				271			(4)	(271)	—
Net income					73,300				73,300
BALANCE, February 1, 2020	14,762	$1,476	$139,041	$2,956	$108,215	$(13,545)	(51)	($2,956)	$235,187
See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$73,300	$100,960	$84,698
Reconciliation of net income to net cash provided by operating activities:
Amortization of operating lease assets	149,006	—	—
Depreciation and amortization	74,788	68,884	68,159
Non-cash stock-based compensation	16,219	27,415	30,797
Asset impairment charges	6,039	6,096	5,190
Deferred income tax (benefit)	5,364	(5,568)	34,894
Other non-cash charges, net	229	699	169
Changes in operating assets and liabilities:
Inventories	(23,537)	19,380	(36,434)
Accounts receivable and other assets	3,148	(9,127)	5,386
Prepaid expenses and other current assets	2,734	3,568	(318)
Income taxes payable, net of prepayments	8,574	(7,689)	6,865
Accounts payable and other current liabilities	17,502	(56,893)	28,930
Other long-term liabilities	(155,464)	(7,811)	(13,953)
Net cash provided by operating activities	177,902	139,914	214,383
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(57,502)	(71,114)	(58,657)
Acquisition of intangible assets	(76,951)	—	—
Purchase of short-term investments	—	—	(15,000)
Redemption of short-term investments	—	15,000	49,300
Change in deferred compensation plan	103	(749)	(788)
Net cash used in investing activities	(134,350)	(56,863)	(25,145)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	1,001,039	861,806	578,186
Repayments under revolving credit facility	(879,092)	(834,404)	(572,106)
Purchase and retirement of common stock, including shares surrendered for tax withholdings and transaction costs	(131,393)	(253,543)	(118,579)
Payment of dividends	(34,928)	(33,042)	(28,101)
Net cash used in financing activities	(44,374)	(259,183)	(140,600)
Effect of exchange rate changes on cash and cash equivalents	173	749	2,172
Net increase (decrease) in cash and cash equivalents	(649)	(175,383)	50,810
Cash and cash equivalents, beginning of period	69,136	244,519	193,709
Cash and cash equivalents, end of period	$68,487	$69,136	$244,519

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
	(In thousands)
OTHER CASH FLOW INFORMATION:
Net cash paid during the year for income taxes	$1,310	$19,529	$37,767
Cash paid during the year for interest	7,553	3,224	1,949
Increase (decrease) in accrued capital expenditures	(1,853)	3,398	457

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
The Children’s Place, Inc. and subsidiaries (collectively, the “Company”) is the largest pure-play children’s specialty apparel retailer in North America. The Company provides apparel, footwear, accessories, and other items for children. The Company designs, contracts to manufacture, sells at retail and wholesale, and licenses to sell trend right, high-quality merchandise predominately at value prices, under our proprietary “The Children’s Place”, “Place”, “Baby Place”, and “Gymboree” brand names.
The Company classifies its business into two segments: The Children’s Place U.S. and The Children’s Place International.  Included in The Children’s Place U.S. segment are the Company’s U.S. and Puerto Rico based stores and revenue from its U.S.-based-wholesale business. Included in The Children’s Place International segment are its Canadian-based stores, revenue from the Company’s Canada wholesale business, as well as revenue from international franchisees. Each segment includes e-commerce businesses located at www.childrensplace.com.
Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.
Terms that are commonly used in the Company’s notes to consolidated financial statements are defined as follows:

•	Fiscal 2019 - The fifty-two weeks ended February 1, 2020

•	Fiscal 2018 - The fifty-two weeks ended February 2, 2019

•	Fiscal 2017 - The fifty-three weeks ended February 3, 2018

•	Fiscal 2020 - The Company’s next fiscal year representing the fifty-two weeks ending January 30, 2021

•	SEC- The U.S. Securities and Exchange Commission

•	GAAP - U.S. Generally Accepted Accounting Principles

•	FASB- Financial Accounting Standards Board

•
FASB ASC - FASB Accounting Standards Codification, which serves as the source for authoritative U.S. GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative U.S. GAAP for SEC registrants

Fiscal Year
The Company’s fiscal year is a 52-week or 53-week period ending on the Saturday on or nearest to January 31. Fiscal 2019 and 2018 were 52-week years and Fiscal 2017 was a 53-week year.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and amounts of revenues and expenses reported during the period. Actual results could differ from the assumptions used and estimates made by management, which could have a material impact on the Company’s financial position or results of operations. Significant estimates inherent in the preparation of the consolidated financial statements include reserves for the realizability of inventory; reserves for litigation and other contingencies; useful lives and impairments of long-lived assets; fair value measurements; accounting for income taxes and related uncertain tax positions; insurance reserves; intangible assets; valuation of stock-based compensation awards and related estimated forfeiture rates, among others.
Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated. As of February 1, 2020 and February 2, 2019, the Company did not have any investments in unconsolidated affiliates. FASB ASC 810--Consolidation is considered when determining whether an entity is subject to consolidation.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Leases
The Company adopted Accounting Standards Update No. 2016-02 “Leases” (“Topic 842”) as of the beginning of Fiscal 2019 using the modified retrospective transition method. Topic 842 requires that all leases greater than 12 months be recorded on the balance sheet as a right-of-use asset with a corresponding liability.
See Note 3 “Leases” for further details on the Company’s adoption of Topic 842.
Inventories
Inventories, which consist primarily of finished goods, are stated at the lower of cost or net realizable value, with cost determined on an average cost basis. The Company capitalizes certain buying, design, and supply chain costs in inventory, and these costs are reflected within cost of sales as the inventories are sold. Inventory shrinkage is estimated in interim periods based upon the historical results of physical inventory counts in the context of current year facts and circumstances.
Cost of Sales (exclusive of depreciation and amortization)
In addition to the cost of inventory sold, the Company includes certain buying, design, and distribution expenses, shipping and handling costs on merchandise sold directly to customers, and letter of credit fees in its cost of sales. The Company records all occupancy costs in its cost of sales, except administrative office buildings, which are recorded in selling, general, and administrative expenses. All depreciation is reported on a separate line in the Company’s consolidated statements of operations.
Stock-based Compensation
The Company’s stock-based compensation plans are administered by the Compensation Committee of the Board of Directors (the “Board”). The Compensation Committee is comprised of independent members of the Board. Effective May 20, 2011, the shareholders approved the 2011 Equity Incentive Plan (the “Equity Plan”). The Equity Plan allows the Compensation Committee to grant multiple forms of stock-based compensation such as stock options, stock appreciation rights, restricted stock awards, deferred stock awards, and performance stock awards.
The Company accounts for its stock-based compensation in accordance with the provisions of FASB ASC 718-- Compensation—Stock Compensation. These provisions require, among other things: (a) the fair value at grant date of all stock awards be expensed over their respective vesting periods; (b) the amount of cumulative compensation cost recognized at any date must at least be equal to the portion of the grant-date value of the award that is vested at that date; and (c) that compensation expense include a forfeiture estimate for those shares not expected to vest. Also, in accordance with these provisions, for those awards with multiple vest dates, the Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award. The cumulative expense for performance-based awards reflects changes in estimated adjusted earnings per share, adjusted operating margin expansion, and adjusted return on invested capital and, as applicable, ranking of our adjusted return on invested capital relative to that of companies in our peer group as they occur.
Earnings per Common Share
The Company reports its earnings per share in accordance with FASB ASC 260--Earnings Per Share, which requires the presentation of both basic and diluted earnings per share on the consolidated statements of operations. The diluted weighted average common shares include adjustments for the potential effects of outstanding stock options, Deferred Awards, and Performance Awards (as both terms are used in Note 6 to these consolidated financial statements), but only in the periods in which such effect is dilutive under the treasury stock method. Included in our basic and diluted weighted average common shares are those shares, due to participants in the deferred compensation plan, which are held in treasury stock. Anti-dilutive stock awards are comprised of stock options and unvested deferred, restricted, and performance shares which would have been anti-dilutive in the application of the treasury stock method in accordance with FASB ASC 260--Earnings Per Share.
In accordance with this topic, the following table reconciles income and share amounts utilized to calculate basic and diluted net income per common share:

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
	(In thousands)
Basic weighted average common shares	15,547	16,542	17,569
Dilutive effect of stock awards	106	263	582
Diluted weighted average common shares	15,653	16,805	18,151

Accounts Receivable
Accounts receivable consists of credit and debit card receivables, franchisee and wholesale receivables, landlord construction allowance receivables, and other miscellaneous items. Credit and debit card receivables represent credit and debit card sales, inclusive of private label credit card sales, for which the respective third-party service company has yet to remit the cash. The unremitted balance approximates the last few days of related credit and debit card sales for each reporting period. Bad debt associated with these sales is not material. Franchisee and wholesale receivables represent product sales and sales royalties in which cash has not yet been remitted by our partners. Bad debt associated with these sales is not material. Landlord construction allowance receivables represent landlord contributions to our construction costs of building out the related real estate, primarily new and remodeled stores. Total construction costs are capitalized as property and equipment and the landlord construction allowances are recorded as a lease incentive, which reduces the initial ROU asset and is amortized as a reduction of rent expense over the lease term.
Insurance and Self-Insurance Reserves
The Company self-insures and purchases insurance policies to provide for workers’ compensation, general liability and property losses, cyber-security coverage, as well as director and officers’ liability, vehicle liability, and employee medical benefits. The Company estimates risks and records a liability based on historical claim experience, insurance deductibles, severity factors, and other actuarial assumptions. The Company records the current portions of employee medical benefits, workers compensation, and general liability reserves within accrued expenses and other current liabilities.
Property and Equipment, Net
Property and equipment are stated at cost. Leasehold improvements are depreciated on a straight-line basis over the shorter of the life of the lease or the estimated useful life of the asset. All other property and equipment is depreciated on a straight-line basis based upon estimated useful lives, with furniture and fixtures and equipment generally ranging from 3 to 10 years and buildings and improvements generally ranging from 20 to 25 years. Repairs and maintenance are expensed as incurred.
The Company accounts for internally developed software intended for internal use in accordance with provisions of FASB ASC 350--Intangibles-Goodwill and Other. The Company capitalizes development-stage costs such as direct external costs and direct payroll related costs. When development is substantially complete and the software is ready for its intended use, the Company amortizes the cost of the software on a straight-line basis over the expected life of the software, which is generally 3 to 10 years. Preliminary project costs and post-implementation costs such as training, maintenance, and support are expensed as incurred.
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
The Company reviews all stores that have reached comparable sales status, or sooner if circumstances should dictate, on at least an annual basis. The Company believes waiting this period of time allows a store to reach a maturity level where a more comprehensive analysis of financial performance can be performed. For each store that shows indications of impairment, the Company projects future cash flows over the remaining life of the lease, adjusted for lease payments, and compares the total undiscounted cash flows to the net book value of the related long-lived assets, including ROU assets. If the undiscounted cash flows are less than the related net book value of the long-lived assets, they are written down to their fair market value. The Company primarily uses discounted future cash flows directly associated with those assets to determine fair market value of

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

long-lived assets and ROU assets. In evaluating future cash flows, the Company considers external and internal factors. External factors comprise the local environment in which the store resides, including mall traffic, competition, and their effect on sales trends. Internal factors include the Company’s ability to gauge the fashion taste of its customers, control variable costs such as cost of sales and payroll, and in certain cases, its ability to renegotiate lease costs.
Intangible Assets
The Company’s intangible assets includes both indefinite and finite assets. Intangible assets with indefinite lives consist primarily of trademarks and acquired trade names, which are tested for impairment annually or whenever circumstances indicate that a decline in value may have occurred. The Company estimates the fair value of these intangible assets based on an income approach using the relief-from-royalty method. The Company’s finite-lived intangible assets consist primarily of customer lists and other acquisition-related assets. Finite-lived intangible assets are amortized over their estimated useful economic lives and are reviewed for impairment when factors indicate that an impairment may have occurred. The Company recognizes an impairment charge when the estimated fair value of the intangible asset is less than the carrying value.
Deferred Financing Costs
The Company capitalizes costs directly associated with acquiring third-party financing. Deferred financing costs are included in other assets and are amortized as interest expense over the term of the related indebtedness. At February 1, 2020, deferred financing costs, net of accumulated amortization of $4.1 million, were approximately $0.9 million. At February 2, 2019, deferred financing costs, net of accumulated amortization of $3.9 million, were approximately $0.4 million.
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
Advertising and Marketing Costs
The Company expenses the cost of advertising over the period the advertising is run or displayed. Included in selling, general, and administrative expenses for Fiscal 2019, Fiscal 2018, and Fiscal 2017 are advertising and other marketing costs of approximately $35.0 million, $34.1 million, and $29.9 million, respectively. Deferred advertising, marketing, and promotional costs, which principally relate to advertisements that have not yet been exhibited or services that have not yet been received, were approximately $1.7 million and $1.4 million at February 1, 2020 and February 2, 2019, respectively, and were recorded within prepaid expenses and other current assets in the Company’s consolidated balance sheets.
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
Foreign Currency Translation and Transactions
The Company has determined that the local currencies of its Canadian and Asian subsidiaries are their functional currencies. In accordance with FASB ASC 830--Foreign Currency Matters, the assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rate of exchange existing at period-end, and revenues and expenses are translated at average monthly exchange rates. Related translation adjustments are reported as a separate component of stockholders’ equity. The Company also transacts certain business in foreign denominated currencies primarily with its Canadian subsidiary purchasing inventory in U.S. dollars, and there are inter-company charges between various subsidiaries.
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
Fair Value Measurement and Financial Instruments
FASB ASC 820-- Fair Value Measurement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.
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
Recently Issued Accounting Updates
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
In February 2016, the FASB issued guidance relating to the accounting for leases. This guidance applies a ROU model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset for the lease term and a liability to make lease payments. The lease term is the noncancellable period of the lease, and includes both periods covered by an option to extend the lease, if the lessee is reasonably certain to exercise that option, and periods covered by an option to terminate the lease, if the lessee is reasonably certain not to exercise that termination option. We adopted this guidance in the first quarter of Fiscal 2019 using the modified-retrospective method. Refer to Note 3, “Leases”, for additional information.
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

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents our revenues disaggregated by geography:

	February 1, 2020	February 2, 2019
Net sales:	(In thousands)
South	$659,519	$670,232
Northeast	429,857	460,682
West	290,290	300,225
Midwest	234,621	245,954
International and other	256,380	260,991
Total net sales	$1,870,667	$1,938,084

The Company recognizes revenue, including shipping and handling fees billed to customers, upon purchase at the Company’s retail stores or when received by the customer if the product was purchased via e-commerce, net of coupon redemptions and anticipated sales returns. The Company deferred approximately $1.9 million and $1.2 million as of February 1, 2020 and February 2, 2019, respectively, based upon estimated time of delivery, at which point control passes to the customer, and is recorded in accrued expenses and other current liabilities. Sales tax collected from customers is excluded from revenue.

For the sale of goods with a right of return, the Company recognizes revenue for the consideration it expects to be entitled to and calculates an allowance for estimated sales returns based upon the Company’s sales return experience. Adjustments to the allowance for estimated sales returns in subsequent periods are generally not material based on historical data, thereby reducing the uncertainty inherent in such estimates. The allowance for estimated sales returns, which is recorded in accrued expenses and other current liabilities, was approximately $0.8 million and $0.9 million as of February 1, 2020 and February 2, 2019, respectively.

Our private label credit card is issued to our customers for use exclusively at The Children’s Place stores and online at www.childrensplace.com and www.gymboree.com, and credit is extended to such customers by a third-party financial institution on a non-recourse basis to us. The private label credit card includes multiple performance obligations, including marketing and promoting the program on behalf of the bank and the operation of the loyalty rewards program. Included in the agreement with the third-party financial institution was an upfront bonus paid to the Company. The upfront bonus is recognized as revenue and allocated between brand and reward obligations. As the license of the Company’s brand is the predominant item in the performance obligation, the amount allocated to the brand obligation is recognized on a straight-line basis over the initial term. The amount allocated to the reward obligation is recognized on a point-in-time basis as redemptions under the loyalty program occur.

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

The Company has a points-based customer loyalty program in which customers earn points based on purchases and other promotional activities. These points can be redeemed for coupons to discount future purchases. A contract liability is estimated based on the standalone selling price of benefits earned by customers through the program and the related redemption experience under the program. The value of each point earned is recorded as deferred revenue and is included within accrued expenses and other current liabilities. The total contract liability related to this program was $1.6 million and $2.2 million as of February 1, 2020 and February 2, 2019, respectively.

The Company’s policy with respect to gift cards is to record revenue as and when the gift cards are redeemed for merchandise. The Company recognizes gift card breakage income in proportion to the pattern of rights exercised by the customer when the Company expects to be entitled to breakage and the Company determines that it does not have a legal obligation to remit the value of the unredeemed gift card to the relevant jurisdiction as unclaimed or abandoned property and is recorded within net sales. Prior to their redemption, gift cards are recorded as a liability, included within accrued expenses and other current liabilities. The total contract liability related to gift cards issued was $16.1 million and $17.9 million as of February 1, 2020 and February 2, 2019,

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

respectively. The liability is estimated based on expected breakage that considers historical patterns of redemption. The following table provides the reconciliation of the contract liability related to gift cards:

Contract Liability
(In thousands)
Balance at February 2, 2019	$17,867
Gift cards sold	33,373
Gift cards redeemed	(30,005)
Gift card breakage	(5,135)
Balance at February 1, 2020	$16,100

The Company has an international expansion program through territorial agreements with franchisees. The Company generates revenues from the franchisees from the sale of product and, in certain cases, sales royalties. The Company records net sales and cost of goods sold on the sale of product to franchisees when the franchisee takes ownership of the product. The Company records net sales for royalties when the applicable franchisee sells the product to their customers. Under certain agreements, the Company receives a fee from applicable franchisees for exclusive territorial rights and based on the opening of new stores in such franchisee’s licensed territory. The Company records these territorial fees as deferred revenue and amortizes the fee into gross sales over the life of the territorial agreement.

3. LEASES
Adoption of ASC Topic 842, “Leases”

On February 3, 2019, the Company adopted ASC Topic 842 “Leases” (“Topic 842”) using the modified retrospective method. Results for reporting periods beginning in Fiscal 2019 are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with ASC Topic 840 “Leases” (“Topic 840”).

On February 3, 2019, the Company recognized a cumulative-effect charge of $1.7 million, net of tax, to the opening balance of retained earnings, which represents the initial impairment of ROU assets related to retail stores.

The lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. For operating leases, the ROU asset is initially and subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, less any accrued lease payments and unamortized lease incentives. For finance leases, the ROU asset is initially measured at cost and subsequently amortized using the straight-line method generally from the lease commencement date to the earlier of the end of its useful life or the end of the lease term.

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

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and applies a discount rate at the lease level. However, there are certain non-real estate leases for which the Company utilizes the portfolio method by aggregating similar leased assets based on the underlying lease term.

As of February 1, 2020, the Company’s finance leases were not material to the consolidated balance sheets, consolidated statements of operations, or consolidated statements of cash flows.

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

We have operating leases for retail stores, corporate offices, distribution facilities, and certain equipment. Our leases have remaining lease terms of less than 1 year up to 10 years, some of which may include options to extend the lease for up to five years, and some of which may include options to early terminate the lease.

We record all occupancy costs in cost of sales, except administrative office buildings, which are recorded in selling, general, and administrative expenses.

The following components of lease expense are included in the Company’s consolidated statements of operations.

February 1, 2020
(in thousands)
Operating lease cost	$149,006
Variable lease cost[1]	$64,228
Total lease cost	$213,234
1Includes short term leases with lease periods of less than 12 months.

As of February 1, 2020, the weighted-average remaining operating lease term was 4.9 years, and the weighted-average discount rate for operating leases was 5.0%.

Cash paid for amounts included in the measurement of operating lease liabilities in Fiscal 2019 was approximately $154.6 million.

Right-of-use assets obtained in exchange for new operating lease liabilities were approximately $89.5 million.

As of February 1, 2020, the maturities of lease liabilities were as follows:

February 1, 2020
Operating Leases
(in thousands)
2020	$141,340
2021	109,042
2022	78,565
2023	52,454
2024	33,108
Thereafter	77,027
Total lease payments	$491,536
Less: imputed interest	$(57,760)
Present value of lease liabilities	$433,776

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. INTANGIBLE ASSETS
During the first quarter of Fiscal 2019, the Company acquired the Gymboree Assets, which included the worldwide rights to the names “Gymboree” and “Crazy 8” and other intellectual property, including trademarks, domain names, copyrights, and customer databases. These intangible assets, inclusive of acquisition costs, are recorded in the long-term assets section of the consolidated balance sheets.

The Company’s intangible assets includes both indefinite and finite assets. Intangible assets with indefinite lives consist primarily of trademarks and acquired trade names, which are tested for impairment annually or whenever circumstances indicate that a decline in value may have occurred. The Company estimates the fair value of these intangible assets based on an income approach using the relief-from-royalty method. The Company’s finite-lived intangible assets consist primarily of customer lists and other acquisition-related assets. Finite-lived intangible assets are amortized over their estimated useful economic lives and are reviewed for impairment when factors indicate that an impairment may have occurred. The Company recognizes an impairment charge when the estimated fair value of the intangible asset is less than the carrying value.

The Company’s intangible assets were as follows as of February 1, 2020:

		February 1, 2020
	Useful life	Gross amount	Accumulated amortization	Net amount
		(in thousands)
Gymboree tradename(1)	Indefinite	$69,953	$—	$69,953
Crazy 8 tradename(1)	5 years	4,000	(662)	3,338
Customer databases(2)	3 years	3,000	(827)	2,173
Total intangibles, net		$76,953	$(1,489)	$75,465

(1)	Included within Tradenames, net in the consolidated balance sheets.

(2)	Included within Other assets in the consolidated balance sheets.

5. STOCKHOLDERS’ EQUITY
Share Repurchase Programs
The Company’s Board of Directors has authorized the following share repurchase programs which were active during Fiscal 2019 and Fiscal 2018: (1) $250 million in March 2017 (the “2017 Share Repurchase Program”); and (2) $250 million in March 2018 (the “2018 Share Repurchase Program”). The 2017 Share Repurchase Program has been completed. At February 1, 2020, there was approximately $108 million remaining on the 2018 Share Repurchase Program. Under these programs, the Company may repurchase shares in the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under a program will depend on a variety of factors including price, corporate and regulatory requirements, and other market and business conditions. The Company may suspend or discontinue a program at any time, and may thereafter reinstitute purchases, all without prior announcement.
Pursuant to the Company’s practice, including due to restrictions imposed by the Company’s insider trading policy during black-out periods, the Company withholds and surrenders shares of vesting stock awards and makes payments to taxing authorities as required by law to satisfy the withholding tax requirements of all recipients. The Company’s payment of the withholding taxes in exchange for the surrendered shares constitutes a purchase of its common stock. The Company also acquires shares of its common stock in conjunction with liabilities owed under a deferred compensation plan, which are held in treasury. The following table summarizes the Company’s share repurchases:

	Fiscal Year Ended
	February 1, 2020		February 2, 2019		February 3, 2018
	Shares	Value	Shares	Value	Shares	Value
Share repurchases related to:	(in thousands)
2015 $250 Million Share Repurchase Program program (1)	—	—	—	—	974	112,917
2017 Share Repurchase Programs (2)	—	—	1,995	244,338	37	5,662
2018 Share Repurchase Programs (3)(4)	1,585	131,393	101	9,205	—	—
Shares acquired and held in treasury	4.0	271	2.0	248	4.0	248

(1)	Inclusive of 0.3 million shares for approximately $33.1 million withheld to cover taxes in conjunction with the vesting of stock awards during Fiscal 2017.

(2)	Inclusive of 0.3 million shares for approximately $43.3 million withheld to cover taxes in conjunction with the vesting of stock awards during Fiscal 2018.

(3)	Inclusive of 0.2 million shares for approximately $20.2 million withheld to cover taxes in conjunction with the vesting of stock awards during Fiscal 2019.

(4)	Subsequent to February 1, 2020 and through March 17, 2020, the Company repurchased approximately 0.2 million shares for approximately $13.8 million.
In accordance with FASB ASC 505--Equity, the par value of the shares retired is charged against common stock and the remaining purchase price is allocated between additional paid-in capital and retained earnings.  The portion charged against additional paid-in capital is done using a pro-rata allocation based on total shares outstanding.  Related to all shares retired for Fiscal 2019, Fiscal 2018, and Fiscal 2017, approximately $108.0 million, $113.0 million, and $103.7 million was charged to retained earnings, respectively.
Dividends
Related to Fiscal 2019 dividends, $36.2 million was charged to retained earnings, of which $34.9 million related to cash dividends paid and $1.3 million related to dividend share equivalents on unvested Deferred Awards and Performance Awards. Related to Fiscal 2018 dividends, $34.4 million was charged to retained earnings, of which $33.0 million related to cash dividends paid and $1.4 million related to dividend share equivalents on unvested Deferred Awards and Performance Awards. Future declarations of quarterly dividends, the establishment of future record dates, and the resulting payment dates are subject to approval by the Company’s Board of Directors based on a number of factors, including business and market conditions, the Company’s future financial performance, and other investment priorities.
6. STOCK-BASED COMPENSATION
The Company generally grants time vesting stock awards (“Deferred Awards”) and performance-based stock awards (“Performance Awards”) to employees at management levels.  The Company also grants Deferred Awards to its non-employee directors.  Deferred Awards are granted in the form of restricted stock units that require each recipient to complete a service period. Deferred Awards generally vest ratably over three years, except for those granted to non-employee directors, which generally vest over one year. Performance Awards are granted in the form of restricted stock units which have performance criteria that must be achieved for the awards to vest in addition to a service period requirement. With the approval of the Board’s Compensation Committee, the Company may settle vested Deferred Awards and Performance Awards to the employee in shares, in a cash amount equal to the market value of such shares at the time all requirements for delivery of the award have been met, or in part shares and cash.

For Performance Awards issued during Fiscal 2017, an employee may earn from 0% to 200% of their Target Shares based on the achievement of cumulative adjusted earnings per share achieved for the applicable performance period, which is generally three years, adjusted operating margin expansion achieved for the performance period, and adjusted return on invested capital (“ROIC”) achieved at the end of the performance period. For Performance Awards issued during Fiscal 2018 and 2019, an employee may earn from 0% to 250% of their Target Shares based on the cumulative adjusted earnings per share achieved for the performance period, which is generally three years, adjusted operating margin expansion achieved for the performance period, adjusted ROIC achieved as of the end of the performance period, and the ranking of our adjusted ROIC relative to that of companies in our peer group as of the end of the performance period. The Performance Awards cliff vest, if earned, after completion of the applicable performance period, which is generally three years. The fair value of the Performance Awards granted is based on the closing price of our common stock on the grant date. Stock-based compensation expense is recognized ratably over the related service period, reduced for estimated forfeitures of those awards not expected to

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

vest due to employee turnover. Stock-based compensation expense, as it relates to Performance Awards, is also adjusted based on the Company’s estimate of the percentage of the aggregate Target Shares expected to be earned.

The following table summarizes the Company’s stock-based compensation expense:

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
	(In thousands)
Deferred Awards	$18,910	$12,849	$11,891
Performance Awards(1)	(2,691)	14,566	18,906
Total stock-based compensation expense(2)	$16,219	$27,415	$30,797
____________________________________________
(1)    The cumulative expense recognized reflects changes in estimated adjusted earnings per share, adjusted operating margin expansion, adjusted return on invested capital, and, if applicable, ranking of our adjusted return on invested capital relative to that of companies in our peer group as they occur.
(2)    A portion of stock-based compensation is included in cost of sales. Approximately $3.6 million, $3.5 million, and $4.0 million in Fiscal 2019, Fiscal 2018, and Fiscal 2017, respectively, were included in cost of sales. All other stock-based compensation is included in selling, general, and administrative expenses.

The Company recognized a tax benefit related to stock-based compensation expense of $4.3 million, $7.2 million, and $8.2 million for Fiscal 2019, Fiscal 2018, and Fiscal 2017, respectively.
At February 1, 2020, the Company had 415,308 shares available for grant under the Equity Plan.
Changes in the Company’s Unvested Stock Awards during Fiscal 2019, Fiscal 2018, and Fiscal 2017
Deferred Awards

	Fiscal Year Ended
	February 1, 2020		February 2, 2019		February 3, 2018
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)		(in thousands)
Unvested Deferred Awards at beginning of year	299	$99.98	420	$82.30	469	$61.19
Granted	264	102.21	135	124.21	212	110.17
Vested	(126)	105.24	(197)	75.65	(202)	62.30
Forfeited	(60)	112.09	(59)	110.63	(59)	83.25
Unvested Deferred Awards at end of year	377	$97.88	299	$99.98	420	$82.30

Total unrecognized stock-based compensation expense related to unvested Deferred Awards approximated $18.7 million as of February 1, 2020, which will be recognized over a weighted average period of approximately 1.8 years.

The fair value of Deferred Awards held by the Company’s employees that vested during Fiscal 2019, Fiscal 2018, and Fiscal 2017 was approximately $13.5 million, $25.3 million, and $23.6 million, respectively.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Performance Awards

	Fiscal Year Ended
	February 1, 2020		February 2, 2019		February 3, 2018
	Number of Performance Shares(1)	Weighted Average Grant Date Fair Value	Number of Performance Shares(1)	Weighted Average Grant Date Fair Value	Number of Performance Shares(1)	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)		(in thousands)
Unvested Performance Awards at beginning of year	352	$90.66	544	$84.11	515	$68.11
Granted	201	98.49	87	123.02	172	113.76
Shares earned in excess of target	181	75.83	347	70.09	203	50.97
Vested shares, including shares earned in excess of target	(354)	76.36	(513)	70.09	(301)	50.97
Forfeited	(38)	110.77	(113)	114.06	(45)	86.80
Unvested Performance Awards at end of year	342	$99.97	352	$90.66	544	$84.11
____________________________________________
(1)For those awards for which the performance period is complete, the number of unvested shares is based on actual shares that will vest upon completion of the service period.

For those awards in which the performance period is not yet complete, the number of unvested shares in the table above is based on the participants earning their Target Shares at 100%; however, the cumulative expense recognized reflects changes in estimated adjusted earnings per share, adjusted operating margin expansion, adjusted return on invested capital, and, if applicable, ranking of our adjusted return on invested capital relative to that of companies in our peer group as they occur. Based on the current number of Performance Awards expected to be earned, the total unrecognized stock-based compensation expense related to unvested Performance Awards approximated $8.0 million as of February 1, 2020, which will be recognized over a weighted average period of approximately 1.9 years.
The fair value of Performance Awards held by the Company’s employees that vested during Fiscal 2019, Fiscal 2018, and Fiscal 2017 was approximately $33.9 million, $69.2 million, and $49.1 million, respectively.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. PROPERTY AND EQUIPMENT, NET
Property and equipment consist of the following:

	February 1, 2020	February 2, 2019
	(in thousands)
Property and equipment:
Land and land improvements	$3,403	$3,403
Building and improvements	35,568	35,568
Material handling equipment	53,540	51,934
Leasehold improvements	285,955	301,233
Store fixtures and equipment	272,158	273,430
Capitalized software	265,610	254,064
Construction in progress	33,240	14,823
	949,474	934,455
Less accumulated depreciation and amortization	(712,576)	(674,098)
Property and equipment, net	$236,898	$260,357

During Fiscal 2019, the Company performed impairment testing on 924 stores with a total net book value of $65.0 million. During Fiscal 2019, the Company recorded $6.0 million of impairment charges of which $3.2 million related primarily to the impairment of 29 stores, and $2.8 million related to the write-down of information technology systems.

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

8. CREDIT FACILITY
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

The Credit Agreement, which expires in May 2024, consists of a $325 million asset based revolving credit facility, including a $25 million Canadian sublimit, with a $50 million sub-limit for standby and documentary letters of credit and an uncommitted accordion feature that could provide up to $50 million of additional availability. Revolving credit loans outstanding under the Credit Agreement bear interest, at the Company’s option, at:

(i)	the prime rate plus a margin of 0.38% to 0.50% based on the amount of the Company’s average excess availability under the facility; or

(ii)
the London InterBank Offered Rate, or “LIBOR”, for an interest period of one, two, three, or six months, as selected by the Company, plus a margin of 1.13% to 1.38% based on the amount of the Company’s average excess availability under the facility.

The Company is charged an unused line fee of 0.2% on the unused portion of the commitments.  Letter of credit fees range from 0.56% to 0.69% for commercial letters of credit and range from 0.63% to 0.88% for standby letters of credit.  Letter of credit fees are determined based on the amount of the Company’s average excess availability under the facility. The amount available for loans and letters of credit under the Credit Agreement is determined by a borrowing base consisting of certain

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

credit card receivables, certain trade and franchise receivables, certain inventory, and the fair market value of certain real estate, subject to certain reserves.
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
As of February 1, 2020, the Company has capitalized an aggregate of approximately $5.0 million in deferred financing costs related to the Credit Agreement. The unamortized balance of deferred financing costs at February 1, 2020 and February 2, 2019 was approximately $0.9 million and $0.4 million, respectively. Unamortized deferred financing costs are amortized over the remaining term of the Credit Agreement.
The table below presents the components of the Company’s credit facility:

	February 1, 2020	February 2, 2019
	(In millions)
Credit facility maximum	$325.0	$250.0
Borrowing base (1)	282.1	250.0

Outstanding borrowings	170.8	48.9
Letters of credit outstanding—standby	6.2	7.0
Utilization of credit facility at end of period	177.0	55.9

Availability (2)	$105.1	$194.1

Interest rate at end of period	3.4%	6.0%

	Fiscal 2019	Fiscal 2018
Average end of day loan balance during the period	$192.0	$64.4
Highest end of day loan balance during the period	262.5	156.4
Average interest rate	4.0%	4.3%
____________________________________________

(1)	Lower of the credit facility maximum or the total borrowing base collateral.

(2)	The sub-limit availability for letters of credit was $43.8 million and $43.0 million at February 1, 2020 and February 2, 2019, respectively.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	OTHER CURRENT AND NON-CURRENT ASSETS
Prepaid expenses and other current assets are comprised of the following:

	February 1, 2020	February 2, 2019
	(In thousands)
Prepaid cloud computing	$6,930	$3,925
Prepaid income taxes	3,698	7,223
Prepaid maintenance contracts	3,144	5,109
Prepaid marketing	1,671	1,421
Prepaid property expense	435	6,738
Other	5,538	3,254
Total prepaid expenses and other current assets	$21,416	$27,670
Other non-current assets are comprised of the following:

	February 1, 2020	February 2, 2019
	(In thousands)
Prepaid cloud computing	$4,476	$5,708
Prepaid maintenance contracts	2,374	2,793
Customer databases, net	2,173	—
Security deposits	1,570	1,944
Other	3,974	3,099
Total other assets	$14,567	$13,544

10.	OTHER CURRENT AND LONG-TERM LIABILITIES
Accrued expenses and other current liabilities are comprised of the following:

	February 1, 2020	February 2, 2019
	(In thousands)

Accrued salaries and benefits	$17,731	$12,378
Customer liabilities	16,100	17,086
Accrued property expenses	5,450	6,265
Accrued capital expenditures	4,254	6,107
Accrued marketing	3,993	2,434
Accrued store expenses	3,993	7,090
Accrued freight	3,703	3,217
Sales taxes and other taxes payable	3,544	3,330
Insurance reserves	3,409	3,068
Deferred revenue	2,762	2,180
Deferred revenue for MyPlace Rewards loyalty program	1,559	2,220
Accrued professional fees	1,215	7,091
Other	15,896	14,289
Total accrued expenses and other current liabilities	$83,609	$86,755

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other long-term liabilities are comprised of the following:

	February 1, 2020	February 2, 2019
	(In thousands)
Deferred revenue	$6,026	$7,030
Insurance reserves	2,743	2,548
Other	6,155	3,284
Other long-term liabilities	$14,924	$12,862

11.	COMMITMENTS AND CONTINGENCIES
As of February 1, 2020, the Company has entered into various purchase commitments for merchandise for re-sale of approximately $146.2 million and approximately $17.8 million for equipment, construction, and other non-merchandise commitments. The Company also has operating lease and standby letters of credit commitments of $491.5 million and $6.2 million, respectively.

12. LEGAL MATTERS
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
The Company engaged in mediation proceedings with the plaintiffs in December 2016 and April 2017. The parties reached an agreement in principle in April 2017, and signed a definitive settlement agreement in November 2017, to settle the matter on a class basis with all individuals in the U.S. who made a qualifying purchase at The Children’s Place from February 11, 2012 through the date of preliminary approval by the court of the settlement. The settlement is subject to court approval and provides for merchandise vouchers for class members who submit valid claims, as well as payment of legal fees and expenses and claims administration expenses. The court stayed the matter, pending an appellate court ruling in another lawsuit to which the Company is not a party, from April 2, 2018 through June 17, 2019. On January 28, 2020, the court entered an order granting preliminary approval of the settlement. The settlement is also subject to the court’s final approval and the final fairness hearing is scheduled for July 31, 2020. The settlement, if finally approved by the court, will result in the dismissal of all claims through the date of the court’s preliminary approval of the settlement. However, if the settlement is ultimately rejected by the court, the parties will likely return to litigation, and in such event, no assurance can be given as to the ultimate outcome of this matter. In connection with the proposed settlement, the Company recorded a reserve for $5.0 million in its consolidated financial statements in the first quarter of Fiscal 2017.
The Company is also involved in various legal proceedings arising in the normal course of business. In the opinion of management, any ultimate liability arising out of these proceedings will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	INCOME TAXES
The components of income before taxes are as follows:

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
	(In thousands)
Domestic	$36,660	$49,820	$100,288
Foreign	51,757	58,704	60,915
Total income before provision for income taxes	$88,417	$108,524	$161,203

The components of the Company’s provision for income taxes consisted of the following:

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
	(In thousands)
Current:
Federal	$1,810	$594	$31,334
State and local	1,186	2,519	(1,341)
Foreign	6,757	10,019	11,618
	9,753	13,132	41,611
Deferred:
Federal	4,240	(3,418)	30,828
State and local	1,066	(2,324)	3,546
Foreign	58	174	520
	5,364	(5,568)	34,894
Total provision for income taxes	$15,117	$7,564	$76,505
Effective tax rate	17.1%	7.0%	47.5%

A reconciliation between the calculated tax provision on income based on a U.S. federal statutory rate of 21.0% for the years ended February 1, 2020 and February 2, 2019, and 34.3% for the year ended February 3, 2018, and the effective tax rate is as follows:

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
	(In thousands)
Calculated income tax provision at U.S. federal statutory rate	$18,568	$22,790	$55,246
State and local income taxes, net of federal benefit (1)	1,779	154	1,449
Foreign tax rate differential (2)	(5,019)	(3,801)	(10,794)
Non-deductible expenses	1,491	861	514
Excess tax benefits related to stock compensation	(1,914)	(11,804)	(14,665)
U.S. transition taxes on deemed repatriation of foreign earnings	—	338	37,607
Revaluation of deferred tax assets and liabilities	—	(295)	5,646
Foreign withholding and state tax on unremitted earnings	—	(244)	7,483
Unrecognized tax benefits	1,304	1,092	(3,199)
Change in valuation allowance	(21)	(62)	(28)
Global intangible low-taxed income	836	1,033	—
Federal tax credits	(1,790)	(2,188)	(1,857)
Other	(117)	(310)	(897)
Total provision for income taxes	$15,117	$7,564	$76,505

(1) The total benefit from Excess tax benefit related to stock compensation includes state tax (net of federal benefit) of $0.5 million, $3.1 million, and $1.9 million for Fiscal 2019, Fiscal 2018, and Fiscal 2017, respectively.
(2) The foreign tax rate differential is due to the Company having a lower foreign effective tax rate as compared to its U.S. federal statutory tax rate of 21% for Fiscal 2019, 21% for Fiscal 2018, and 34.3% for Fiscal 2017. The Company has substantial operations in Hong Kong, which has lower statutory income tax rates as compared to the U.S. The Company’s foreign effective tax rates for Fiscal 2019, Fiscal 2018, and Fiscal 2017 were 13.2%, 17.4%, and 19.9%, respectively. This rate will fluctuate from year to year in response to changes in the mix of income by country as well as changes in foreign jurisdiction tax laws.

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
The tax effects of temporary differences which give rise to deferred tax assets and liabilities are as follows:

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	February 1, 2020	February 2, 2019
	(In thousands)
Noncurrent Assets:
Lease liabilities	115,409	11,702
ROU assets	(104,392)	—
Stock-based compensation	2,288	9,321
Reserves	8,994	7,955
Inventory	1,620	3,401
Property and equipment, net	(13,016)	(13,499)
Capitalized research and development, net	4,156	1,904
Tradenames and customer databases, net	(737)	—
Prepaid expenses	(735)	(958)
Foreign and state tax on unremitted earnings	(1,561)	(1,806)
Hedging transactions	(270)	(270)
Net operating loss carryforwards and other tax credits	2,101	721
Valuation allowance	(916)	(721)
Total deferred tax asset, net	$12,941	$17,750

The Company has foreign net operating loss carryforwards of approximately $0.4 million, which do not expire. The Company also has an Alternative Minimum Tax credit (“AMT”) in Puerto Rico of approximately $0.6 million and research and development tax credits of approximately $1.8 million.
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
On December 22, 2017, the U.S. government passed the Tax Act. The Tax Act is comprehensive tax legislation that implements complex changes to the U.S. tax code including, but not limited to, the reduction of the corporate tax rate from 35% to 21% and a move from a global tax regime to a modified territorial regime, which requires U.S. companies to pay a mandatory one-time transition tax on historical offshore earnings that have not been repatriated to the U.S. The transition tax is payable over eight years. Within our consolidated balance sheets, the remaining unpaid transition tax of $17.6 million is included in long-term liabilities.
In Fiscal 2017, we recorded a provisional amount for the one-time transition tax of $37.6 million. In Fiscal 2018, we recorded an additional expense of $0.3 million as we finalized the one-time federal transition tax which was $37.9 million. The transition tax was based on our total accumulated post-1986 prescribed foreign earnings and profits (“E&P”) of $389 million, which was previously considered to be indefinitely reinvested prior to Fiscal 2017. In Fiscal 2017, we also recorded a provisional estimate of $5.7 million related to the revaluation of U.S. deferred tax assets and liabilities due to the lower enacted federal income tax rate, of 21%, that was effective January 1, 2018. A benefit of $0.3 million was recorded in Fiscal 2018, based on the finalization of the 2017 U.S. tax return which was filed in the fourth quarter of Fiscal 2018.
While the Company is no longer permanently reinvested to the extent earnings were subject to the transition tax under the Tax Act, no additional income taxes have been provided on any earnings subsequent to the transition or for any additional outside basis differences inherent in these entities, as these amounts continue to be permanently reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any additional outside basis differences in these entities (i.e., basis differences in excess of that subject to the one-time transition tax) is not practicable. The unremitted foreign earnings earned subsequent to the transition tax which are permanently reinvested are approximately $93.5 million as of February 1, 2020.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
A reconciliation of the gross amounts of unrecognized tax benefits, excluding accrued interest and penalties, is as follows:

	February 1, 2020	February 2, 2019
	(In thousands)
Beginning Balance	$5,002	$3,905
Additions for current year tax positions	1,399	1,209
Additions for prior year tax positions	270	101
Reductions for prior year tax positions	—	(118)
Reductions related to settlements with taxing authorities	(57)	(48)
Reductions due to a lapse of the applicable statute of limitations	—	(44)
Impact of foreign currency translation	41	(3)
Ending Balance	$6,655	$5,002

Approximately $6.5 million of unrecognized tax benefits, excluding accrued interest and penalties, at February 1, 2020 would affect the Company’s effective tax rate if recognized. The Company believes it is reasonably possible that there may be a reduction of approximately $0.4 million of unrecognized tax benefits in the next 12 months as a result of settlements with taxing authorities and statute of limitations expirations.
The Company accrued interest and penalties related to unrecognized tax benefits as part of the provision for income taxes. At February 1, 2020 and February 2, 2019, accrued interest and penalties included in unrecognized tax benefits were approximately $0.1 million and $0.1 million, respectively. Interest, penalties, and reversals, thereof, net of taxes, was an expense of $0.1 million in Fiscal 2019 and benefit of $0.1 million in Fiscal 2018.
The Company is subject to tax in the U.S. and foreign jurisdictions, including Canada and Hong Kong. The Company, joined by its domestic subsidiaries, files a consolidated income tax return for federal income tax purposes. The Company is no longer subject to income tax examinations by U.S. federal, state and local, or foreign tax authorities for fiscal tax years 2015 and prior, with the exception of Hong Kong, which is open through fiscal tax year 2013 due to ongoing tax examination.

14.	SEGMENT INFORMATION
In accordance with FASB ASC 280---Segment Reporting, the Company reports segment data based on geography: The Children’s Place U.S. and The Children’s Place International.  Each segment includes an e-commerce business located at www.childrensplace.com.  Included in The Children’s Place U.S. segment are the Company’s U.S. and Puerto Rico-based stores and revenue from the Company’s U.S.-based wholesale business. Included in The Children’s Place International segment are the Company’s Canadian-based stores, revenue from the Company’s Canadian wholesale business, and revenue from international franchisees. The Company measures its segment profitability based on operating income, defined as income before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales.  The assets related to these functions are not allocated.  The Company periodically reviews these allocations and adjusts them based upon changes in business circumstances.  Net sales from external customers are derived from merchandise sales, and the Company has no major customers that account for more than 10% of its net sales.  As of February 1, 2020, The Children’s Place U.S. owned and operated 803 stores and The Children’s Place International owned and

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

operated 121 stores. As of February 2, 2019, The Children’s Place U.S. owned and operated 850 stores and The Children’s Place International owned and operated 122 stores.

The following tables provide segment level financial information for Fiscal 2019, Fiscal 2018, and Fiscal 2017:

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
	(In thousands)
Net sales:
The Children’s Place U.S.	$1,671,165	$1,727,907	$1,650,620
The Children’s Place International(1)	199,502	210,177	219,655
Total net sales	$1,870,667	$1,938,084	$1,870,275
Operating income:
The Children’s Place U.S.	$77,989	$86,983	$132,152
The Children’s Place International	18,369	24,345	29,358
Total operating income	$96,358	$111,328	$161,510

Operating income as a percent of net sales:
The Children’s Place U.S.	4.7%	5.0%	8.0%
The Children’s Place International	9.2%	11.6%	13.4%
Total operating income	5.2%	5.7%	8.6%
Depreciation and amortization:
The Children’s Place U.S.	$67,416	$61,487	$60,732
The Children’s Place International	7,372	7,397	7,427
Total depreciation and amortization	$74,788	$68,884	$68,159
Capital expenditures:
The Children’s Place U.S.	$56,598	$67,476	$57,360
The Children’s Place International	904	3,638	1,297
Total capital expenditures	$57,502	$71,114	$58,657

(1)
Net sales from The Children’s Place International are primarily derived from revenues from Canadian operations. Our foreign subsidiaries, primarily in Canada, have operating results based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars.

	February 1, 2020	February 2, 2019
	(In thousands)
Total assets:
The Children’s Place U.S.	$1,080,665	$651,728
The Children’s Place International	100,732	75,318
Total assets	$1,181,397	$727,046

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Geographic Information
The Company’s long-lived assets are located in the following countries:

	February 1, 2020	February 2, 2019
	(In thousands)
Long-lived assets(1):
United States	$673,432	$261,932
Canada	44,236	10,718
Asia	908	1,251
Total long-lived assets	$718,576	$273,901
____________________________________________

(1)	The Company’s long-lived assets are comprised of net property and equipment, ROU assets, tradenames, and other assets.

15.	DERIVATIVE INSTRUMENTS
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
All derivative instruments are presented at gross fair value on the consolidated balance sheets within either prepaid expenses and other current assets or accrued expenses and other current liabilities. As of February 1, 2020 and February 2, 2019, the Company had foreign exchange forward contracts with an aggregate notional amount of $9.6 million and $17.9 million, respectively, and the fair value of the derivative instruments was an asset of $1.6 million and $1.9 million, respectively. As these foreign exchange forward contracts are measured at fair value using observable market inputs such as forward rates, the Company’s credit risk, and our counterparties’ credit risks, they are classified within Level 2 of the fair value hierarchy. Cash settlements related to these forward contracts are recorded in cash flows from operating activities within the consolidated statements of cash flows.
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings within cost of sales (exclusive of depreciation and amortization) in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in earnings within selling, general, and administrative expenses, consistent with where the Company records realized and unrealized foreign currency gains and losses on transactions in foreign denominated currencies. During Fiscal 2019, less than $0.1 million of the effective portion of the gain on the derivative was reclassified into earnings within cost of sales. As of February 1, 2020, the gross value related to hedges of these transactions in OCI was approximately $1.0 million. Assuming February 1, 2020 exchange rates remain constant, $0.7 million of gains, net of tax, related to hedges of these transactions are expected to be

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

reclassified from OCI into earnings over the next 12 months. Changes in fair value associated with derivatives that are not designated and qualified as cash flow hedges are recognized in earnings within selling, general, and administrative expenses.
The Company enters into foreign exchange forward contracts with major banks and has risk exposure in the event of nonperformance by either party. However, based on our assessment, the Company believes that obligations under the contracts will be fully satisfied. Accordingly, there was no requirement to post collateral or other security to support the contracts as of February 1, 2020.

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
The following tables reflect quarterly consolidated statements of income for the periods indicated (unaudited):

	Fiscal Year Ended February 1, 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except earnings per share)
Net sales	$412,382	$420,470	$524,796	$513,019
Gross profit	151,976	138,846	198,125	166,358
Selling, general, and administrative expenses	128,006	116,417	120,514	113,183
Asset impairment charges	348	121	839	4,731
Depreciation and amortization	18,584	18,472	18,821	18,911
Operating income	5,038	3,836	57,951	29,533
Income before provision for income taxes	3,327	1,558	55,796	27,736
Provision (benefit) for income taxes	(1,163)	35	12,748	3,497
Net income	$4,490	$1,523	$43,048	$24,239

Diluted earnings per share	$0.28	$0.10	$2.77	$1.61
Diluted weighted average common shares outstanding	16,107	15,859	15,546	15,101

Cash dividends declared and paid per common share	$0.56	$0.56	$0.56	$0.56

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Year Ended February 2, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except earnings per share)
Net sales	$436,314	$448,718	$522,495	$530,557
Gross profit	160,192	154,806	204,366	164,232
Selling, general, and administrative expenses	118,471	124,210	123,207	132,455
Asset impairment charges	1,257	3,979	396	464
Other (income) costs	—	—	(1,246)	191
Depreciation and amortization	17,406	16,595	17,404	17,479
Operating income	23,058	10,022	64,605	13,643
Income before provision for income taxes	22,761	9,076	63,774	12,913
Provision (benefit) for income taxes	(8,776)	1,590	13,861	889
Net income	$31,537	$7,486	$49,913	$12,024

Diluted earnings per share	$1.78	$0.45	$3.03	$0.74
Diluted weighted average common shares outstanding	17,734	16,715	16,496	16,277

Cash dividends declared and paid per common share	$0.50	$0.50	$0.50	$0.50

17.	RETIREMENT AND SAVINGS PLANS
401(k) Plan
The Company has adopted The Children’s Place 401(k) Savings Plan (the “401(k) Plan”), which qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). The 401(k) Plan is a defined contribution plan established to provide retirement benefits for employees. The 401(k) Plan is employee funded up to an elective annual deferral amount and also provides for Company matching contributions up to a certain percentage amount of the employee’s salary.
The 401(k) Plan is available for all U.S. employees who have completed 90 days of service with the Company. Following guidance in IRS Notice 98-52 related to the design-based alternative, or “safe harbor,” 401(k) plan method, the Company modified its 401(k) Plan for Company match contributions for non-highly compensated associates, as defined in the Code. For non-highly compensated associates, the Company matches the first 3% of the participant’s contribution and 50% of the next 2% of the participant’s contribution, and the Company match contribution vests immediately. For highly compensated associates, the Company has the discretion to match the lesser of 50% of the participant’s contribution or 2.5% of the participant’s covered compensation and the Company match contribution vests over 5 years. The Company’s matching contributions were approximately $3.5 million in Fiscal 2019, $3.5 million in Fiscal 2018, and $3.2 million in Fiscal 2017.
Deferred Compensation Plan
The Company has a deferred compensation plan (the “Deferred Compensation Plan”), which is a nonqualified, unfunded plan, for eligible senior level employees.  Under the plan, participants may elect to defer up to 80% of his or her base salary and/or up to 100% of his or her bonus to be earned for the year following the year in which the deferral election is made.  The Deferred Compensation Plan also permits members of the Board to elect to defer payment of all or a portion of their retainer and other fees to be earned for the year following the year in which a deferral election is made.  In addition, eligible employees and directors of the Company may also elect to defer payment of any shares of Company stock that is earned with respect to deferred stock awards.  The Company may, but is not required to, credit participants with additional Company contribution amounts.  Deferred amounts are not subject to forfeiture and are deemed invested among investment funds offered under the Deferred Compensation Plan, as directed by each participant.  Payments of deferred amounts (as adjusted for earnings and losses) are payable following separation from service or at a date or dates elected by the participant at the time the deferral is elected.  Payments of deferred amounts are generally made in either a lump sum or in annual installments over a period not exceeding 15 years.  During fiscal 2010, the Deferred Compensation Plan was amended to allow for cash deferrals made by members of the Board to be invested in shares of the Company’s common stock.  Such elections are irrevocable and will be settled in shares of common stock.  All other deferred amounts are payable in the form in which they were made; cash deferrals

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

are payable in cash and stock deferrals are payable in stock.  Earlier distributions are not permitted except in the case of an unforeseen hardship.
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
The Deferred Compensation Plan liability, excluding Company stock, at fair value, was approximately $2.5 million and $1.9 million at February 1, 2020 and February 2, 2019, respectively.  The value of the Deferred Compensation Plan assets was approximately $2.5 million and $1.9 million at February 1, 2020 and February 2, 2019, respectively.  Company stock was $3.0 million and $2.7 million at February 1, 2020 and February 2, 2019, respectively.
Other Plans
Under statutory requirements, the Company contributes to retirement plans for its Canadian, Puerto Rican, and Asian operations. Contributions under these plans were approximately $0.7 million, $0.8 million, and $0.9 million in Fiscal 2019, Fiscal 2018, and Fiscal 2017, respectively.

18.	SUBSEQUENT EVENTS
Subsequent to February 1, 2020 and through March 17, 2020, the Company repurchased approximately 0.2 million shares for approximately $13.8 million.

As a result of the impact of COVID-19 (novel coronavirus), on March 17, 2020, the Company announced the temporary closure of all of our stores across the U.S. and Canada as of the end of business on March 17, 2020, through March 31, 2020.  During this temporary closure, the Company will continue to serve our customers through our e-commerce sites located at www.childrensplace.com and www.gymboree.com. The Company will work with government and health officials to assess when we will reopen our stores.
Additionally, in response to the continuing uncertainty resulting from COVID-19 (novel coronavirus) and the temporary store closures, we have implemented strategic cost reduction strategies, including the reduction of capital expenditures, across all functional areas. Inventory management will continue to be a strategic focus for the Company. Further, our capital return program, inclusive of share repurchases and dividends, has been temporarily suspended. The Company maintains strong, long-term relationships with its vendors, landlords, and banking partners, which helps support our ability to navigate these challenging times. We cannot reasonably estimate the length or severity of this pandemic, but we currently anticipate a material adverse impact on our financial position, results of operations, and cash flows in Fiscal 2020.

(a)(3)     Exhibits.

Exhibit	Description

3.1
Amended and Restated Certificate of Incorporation of the Company dated May 31, 2016 filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on June 7, 2016 is incorporated by reference herein.

3.2	Sixth Amended and Restated By-Laws of the Company filed as Exhibit 3.2 to the registrant’s Form 8-K filed on June 7, 2016, is incorporated by reference herein.
4.1(1)	Form of Certificate for Common Stock of the Company filed as an exhibit to the registrant’s Registration Statement No. 333‑31535 on Form S-1, is incorporated by reference herein.
4.2(1)
Amended Form of Certificate for Common Stock of the Company filed as Exhibit 4.2 to the registrant’s Annual Report on Form 10-K for the period ended January 28, 2017, is incorporated by reference herein.

4.3(+)	Description of capital stock
10.1(*)
Amended and Restated 2005 Equity Incentive Plan of the Company, filed as Exhibit 10.3 to the registrant’s Annual Report on Form 10-K for the period ended January 31, 2009, is incorporated by reference herein.

10.2
Lease Agreement as of August 12, 2003 between Orlando Corporation and The Children’s Place (Canada), LP, together with Indemnity Agreement as of August 12, 2003 between the Company and Orlando Corporation, together with Surrender of Lease as of August 12, 2003 between the Company and Orlando Corporation and Orion Properties Ltd. (Canadian Distribution Center) filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10‑Q for the period ended November 1, 2003, is incorporated by reference herein.

10.3
Lease Agreement between the Company and Turnpike Crossing I, LLC (Dayton New Jersey Distribution Center), dated as of July 14, 2004 filed as Exhibit 10.2 to registrant’s Quarterly Report on Form 10‑Q for the period ended July 31, 2004, is incorporated by reference herein.

10.4
Form of Indemnity Agreement between the Company and certain members of management and the Board of Directors filed as Exhibit 10.7 to registrant’s Quarterly Report on Form 10-Q for the period ended August 2, 2008, is incorporated by reference herein.

10.5
Lease Agreement between The Children’s Place Services Company, LLC and 500 Plaza Drive Corp. effective as of March 12, 2009 (500 Plaza Drive), Secaucus, New Jersey filed as Exhibit 10.67 to the registrant’s Annual Report on Form 10-K for the period ended January 31, 2009, is incorporated by reference herein.

10.6
Guaranty between the Company and 500 Plaza Drive Corp. effective as of March 12, 2009 filed as Exhibit 10.68 to the registrant’s Annual Report on Form 10-K for the period ended January 31, 2009, is incorporated by reference herein.

10.7
The First Lease Modification Agreement, dated as of August 27, 2009, between The Children’s Place Services Company, LLC and 500 Plaza Drive Corp. filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 1, 2009, is incorporated by reference herein.

10.8
The Company Nonqualified Deferred Compensation Plan effective January 1, 2010 filed as Exhibit 10.82 to the registrant’s Annual Report on Form 10-K for the period ended January 30, 2010, is incorporated by reference herein.

10.9(*)
Amended and Restated Employment Agreement, dated as of March 28, 2011, by and between the Company and Jane T. Elfers filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2011, is incorporated by reference herein.

10.10(*)
Amendment No. 1 as of March 23, 2012 to Amended and Restated Employment Agreement dated as of March 28, 2011, by and between the Company and Jane T. Elfers filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the period ended January 28, 2012, is incorporated by reference herein.

10.11(*)
Deferred Stock Award Agreement, dated as of January 4, 2010, by and between the Company and Jane T. Elfers filed as Exhibit 10.84 to the registrant’s Annual Report on Form 10-K for the period ended January 30, 2010, is incorporated by reference herein.

10.12(*)
Form of Time-Based Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Plan, filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on May 23, 2011, is incorporated by reference herein.

10.13(*)
Form of Performance-Based Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Plan, filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on May 23, 2011, is incorporated by reference herein.

Exhibit	Description
10.14
Form of Amended and Restated Change in Control Agreement filed as Exhibit 10.41 to the registrant’s Annual Report on Form 10-K for the period ended January 29, 2011, is incorporated by reference herein.

10.15(*)
Employment Offer Letter, dated as of November 26, 2012, by and between the Company and Michael Scarpa filed as Exhibit 10.40 to the registrant’s Annual Report on Form 10-K for the period ended February 2, 2013, is incorporated by reference herein.

10.16(*)
Letter Agreement dated October 3, 2014 between Anurup Pruthi and The Children’s Place Services Company, LLC filed as Exhibit 10.22 to the registrant’s Annual Report on Form 10-K for the period ended January 31, 2015, is incorporated by reference herein.

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

10.22(*)
The Company Profit Sharing/401(k) Plan Adoption Agreement No.#001 for use with Fidelity Basic Plan Document No. 17 entered into by the Company and Fidelity Management Trust Company on September 11, 2015 as filed as Exhibit 10.28 to the registrant’s Annual Report on Form 10-K for the period ended January 30, 2016, is incorporated by reference herein.

10.23
Credit Agreement dated July 31, 2008 by and among the Company and The Children’s Place Services Company, LLC, as borrowers, The Children’s Place (Virginia), LLC, The Children’s Place Canada Holdings, Inc., The Childrensplace.com, Inc. and Twin Brook Insurance Company, Inc., as guarantors, Wells Fargo Retail Finance, LLC, as Administrative Agent, Collateral Agent, and Swing Line Lender and as a lender, and Bank of America, N.A., HSBC Bank USA, National Association and JPMorgan Chase Bank, N.A., as lenders, filed as Exhibit 10.8 to registrant’s Quarterly Report on Form 10-Q for the period ended August 2, 2008, is incorporated by reference herein.

10.24
First Amendment to the Credit Agreement, effective as of March 12, 2009, by and among the Company and The Children’s Place Services Company, LLC, as borrowers, The Children’s Place (Virginia), LLC, The Children’s Place Canada Holdings, Inc., The Childrensplace.com, Inc. and Twin Brook Insurance Company, Inc., as guarantors, Wells Fargo Retail Finance, LLC, as Administrative Agent, Collateral Agent, and Swing Line Lender and as a lender, and Bank of America, N.A., HSBC Bank USA, National Association and JPMorgan Chase Bank, N.A., as lenders, filed as Exhibit 10.65 to the registrant’s Annual Report on Form 10-K for the period ended January 31, 2009, is incorporated by reference herein.

10.25
Second Amendment to Credit Agreement, dated as of May 4, 2009, by and among the Company and The Children’s Place Services Company, LLC, as borrowers, The Children’s Place (Virginia), LLC, The Children’s Place Canada Holdings, Inc., The Childrensplace.com, Inc. and Twin Brook Insurance Company, Inc., as guarantors, Wells Fargo Retail Finance, LLC, as Administrative Agent, Collateral Agent, and Swing Line Lender and as a lender, and Bank of America, N.A., HSBC Bank USA, National Association and JPMorgan Chase Bank, N.A., as lenders, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended May 2, 2009, is incorporated by reference herein.

10.26
Third Amendment to Credit Agreement, dated as of July 29, 2009, by and among the Company and The Children’s Place Services Company, LLC, as borrowers, The Children’s Place (Virginia), LLC, The Children’s Place Canada Holdings, Inc., The Childrensplace.com, Inc. and Twin Brook Insurance Company, Inc., as guarantors, Wells Fargo Retail Finance, LLC, as Administrative Agent, Collateral Agent, and Swing Line Lender and as a lender, and Bank of America, N.A., HSBC Bank USA, National Association and JPMorgan Chase Bank, N.A., as lenders, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 1, 2009, is incorporated by reference herein.

Exhibit	Description
10.27
Fourth Amendment to Credit Agreement, dated October 5, 2009, by and among the Company and The Children’s Place Services Company, LLC, as borrowers, The Children’s Place (Virginia), LLC, The Children’s Place Canada Holdings, Inc., The Childrensplace.com Inc. and Twin Brook Insurance Company, Inc., as guarantors, Wells Fargo Retail Finance, LLC, as Administrative Agent, Collateral Agent, and SwingLine Lender and as a lender, and Bank of America, N.A., HSBC Bank USA, National Association and JPMorgan Chase Bank, NA, as lenders, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 31, 2009, is incorporated by reference herein.

10.28
Fifth Amendment to Credit Agreement, dated August 18, 2010, by and among the Company and The Children’s Place Services Company, LLC, as borrowers, The Children’s Place (Virginia), LLC, The Children’s Place Canada Holdings, Inc., The Childrensplace.com Inc. and Twin Brook Insurance Company, Inc., as guarantors, Wells Fargo Retail Finance, LLC, as Administrative Agent, Collateral Agent, and SwingLine Lender and as a lender, and Bank of America, N.A., HSBC Bank USA, National Association and JPMorgan Chase Bank, NA, as lenders, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 30, 2010, is incorporated by reference herein.

10.29
Sixth Amendment to Credit Agreement, dated March 7, 2011, by and among the Company and The Children’s Place Services Company, LLC, as borrowers, The Children’s Place (Virginia), LLC, The Children’s Place Canada Holdings, Inc., The Childrensplace.com Inc. and Twin Brook Insurance Company, Inc., as guarantors, Wells Fargo Retail Finance, LLC, as Administrative Agent, Collateral Agent, and SwingLine Lender and as a lender, and Bank of America, N.A., HSBC Bank USA, National Association and JPMorgan Chase Bank, NA, as lenders, filed as Exhibit 10.43 to the registrant’s Annual Report on Form 10-K for the period ended January 29, 2011, is incorporated by reference herein.

10.30
Seventh Amendment to Credit Agreement, dated August 16, 2011, by and among the Company and The Children’s Place Services Company, LLC, as borrowers, The Children’s Place (Virginia),  LLC, The Children’s Place Canada Holdings, Inc. and The Childrensplace.com Inc., as guarantors, Wells Fargo Retail Finance, LLC, as Administrative Agent, Collateral Agent, and SwingLine Lender and as a lender, and Bank of America, N.A., HSBC Bank USA, National Association and JPMorgan Chase Bank, NA, as lenders, filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2011, is incorporated by reference herein.

10.31
Eighth Amendment to Credit Agreement, dated January 25, 2012, by and among the Company and The Children’s Place Services Company, LLC, as borrowers, The Children’s Place (Virginia),  LLC, The Children’s Place Canada Holdings, Inc. and The Childrensplace.com Inc., as guarantors, Wells Fargo Retail Finance, LLC, as Administrative Agent, Collateral Agent, SwingLine Lender and Lender and as a lender, and Bank of America, N.A., HSBC Bank USA, National Association and JPMorgan Chase Bank, NA, as lenders, filed as Exhibit 10.44 to the registrant’s Annual Report on Form 10-K for the period ended January 28, 2012, is incorporated by reference herein.

10.32
Ninth Amendment and Consent Letter to the Credit Agreement, dated May 1, 2012, by and among the Company and The Children’s Place Services Company, LLC, as borrowers, The Children’s Place (International), LLC, The Children’s Place Canada Holdings, Inc., The Childrensplace.com, Inc., TCP IH I, LLC and TCP IH II, LLC, as guarantors, Wells Fargo Bank, National Association (successor by merger to Wells Fargo Retail Finance, LLC), as Administrative Agent and Collateral Agent, SwingLine Lender and as a lender, and Bank of America, N.A., HSBC Bank USA, and JPMorgan Chase Bank, N.A., as lenders, filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the period ended April 28, 2012.

10.33
Tenth Amendment to the Credit Agreement, dated December 20, 2012, by and among the Company and The Children’s Place Services Company, LLC, as borrowers, The Children’s Place (International), LLC, The Children’s Place Canada Holdings, Inc., the childrensplace.com, inc., TCP IH II, LLC, TCP International IP Holdings, LLC and TCP International Product Holdings, LLC, as guarantors, Wells Fargo Bank, National Association (successor by merger to Wells Fargo Retail Finance, LLC), as Administrative Agent and Collateral Agent, SwingLine Lender and as a lender, and Bank of America, N.A., HSBC Bank USA, and JPMorgan Chase Bank, N.A., as lenders, filed as Exhibit 10.42 to the registrant’s Annual Report on Form 10-K for the period ended February 2, 2013.

10.34
Eleventh Amendment to the Credit Agreement, dated March 4, 2014, by and among the Company and The Children’s Place Services Company, LLC, as borrowers, The Children’s Place (International), LLC, The Children’s Place Canada Holdings, Inc., the childrensplace.com, inc., TCP IH II, LLC, TCP International IP Holdings, LLC and TCP International Product Holdings, LLC, as guarantors, Wells Fargo Bank, National Association (successor by merger to Wells Fargo Retail Finance, LLC), as Administrative Agent and Collateral Agent, L/C Issuer, SwingLine Lender and as a lender, and Bank of America, N.A., HSBC Bank USA, N.A. and JPMorgan Chase Bank, N.A., as lenders, filed as Exhibit 10.33 to the registrant’s Annual Report on Form 10-K for the period ended February 1, 2014, is incorporated by reference herein.

Exhibit	Description
10.35
Twelfth Amendment to the Credit Agreement, dated September 15, 2015, by and among the Company and The Children’s Place Services Company, LLC, as borrowers, The Children’s Place (International), LLC, The Children’s Place Canada Holdings, Inc., the childrensplace.com, inc., TCP IH II, LLC, TCP International IP Holdings, LLC and TCP International Product Holdings, LLC, as guarantors, Wells Fargo Bank, National Association (successor by merger to Wells Fargo Retail Finance, LLC), as Administrative Agent and Collateral Agent, L/C Issuer, Swing Line Lender and as a lender and Bank of America, N.A., HSBC Bank USA, N.A. and JPMorgan Chase Bank, N.A., as lenders, filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the period ended October 31, 2015, is incorporated by reference herein.

10.36
The Children’s Place Inc. Third Amended and Restated 2011 Equity Incentive Plan filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 7, 2016 is incorporated by reference herein.

10.37(*)
Letter Agreement dated May 16, 2017 between The Children’s Place Services Company, LLC and Pamela B. Wallack filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the period ended April 29, 2017, is incorporated by reference herein.

10.38(*)
Form of Performance-Based Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Plan (Senior Vice President & above) filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the period ended May 5, 2018, is incorporated by reference herein.

10.39(*)
Form of Performance-Based Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Plan (below Senior Vice President) filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the period ended May 5, 2018, is incorporated by reference herein.

10.40(*)
Form of Performance-Based Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Plan (Senior Vice President & above) filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the period ended May 4, 2019, is incorporated by reference herein.

10.41(*)
Form of Performance-Based Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Plan (below Senior Vice President) filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the period ended May 4, 2019, is incorporated by reference herein.

10.42(*)
Letter Agreement dated February 13, 2019 between The Children’s Place Services Company, LLC and Claudia Lima-Guinehut filed as Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the period ended May 4, 2019, is incorporated by reference herein.

10.43(*)
Letter Agreement dated April 9, 2019 between The Children’s Place Services Company, LLC and Leah Swan filed as Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the period ended May 4, 2019, is incorporated by reference herein.

10.44
Amended and Restated Credit Agreement, dated as of May 9, 2019, by and among the Company and The Children’s Place Services Company, LLC, as borrowers, The Children’s Place (International), LLC, The Children’s Place Canada Holdings, Inc., the childrensplace.com, inc., TCP IH II, LLC, TCP International IP Holdings, LLC and TCP International Product Holdings, LLC, as guarantors, Wells Fargo Bank, National Association (successor by merger to Wells Fargo Retail Finance, LLC), as Administrative
Agent and Collateral Agent, L/C Issuer, Swing Line Lender and as a lender and Bank of America, N.A., HSBC Bank USA, N.A. and JPMorgan Chase Bank, N.A., as lenders, filed as Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q for the period ended May 4, 2019, is incorporated by reference herein.

10.45
Asset Purchase Agreement, dated March 1, 2019, by and among TCP Brands, LLC, as buyer, and Gymboree Group, Inc. and its subsidiaries, as sellers, filed as Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q for the period ended May 4, 2019, is incorporated by reference herein.

10.46(*)
Letter Agreement dated June 18, 2019 between The Children’s Place Services Company, LLC and Robert Karpf filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the period ended November 2, 2019, is incorporated by reference herein.

21.1(+)	Subsidiaries of the Company.
23.1(+)	Consent of Independent Registered Public Accounting Firm Ernst & Young, LLP.
23.2(+)	Consent of Independent Registered Public Accounting Firm BDO USA, LLP.
31.1(+)	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2(+)	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32(+)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.

Exhibit	Description
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
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
Omitted at registrant’s option.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CHILDREN’S PLACE, INC.

By:	/S/ Jane T. Elfers
Jane T. Elfers
Chief Executive Officer and President
March 19, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Norman Matthews	Chairman of the Board	March 19, 2020
Norman Matthews

/S/ Jane T. Elfers	Director, Chief Executive Officer and President	March 19, 2020
Jane T. Elfers	(Principal Executive Officer)

/S/ Michael Scarpa	Chief Operating Officer and Chief Financial Officer	March 19, 2020
Michael Scarpa	(Principal Financial Officer)

/S/ Robert Helm	Senior Vice President, Finance and Inventory Management	March 19, 2020
Robert Helm	(Principal Accounting Officer)

/S/ Joseph Alutto	Director	March 19, 2020
Joseph Alutto

/S/ John E. Bachman	Director	March 19, 2020
John E. Bachman

/S/ Marla Malcolm Beck	Director	March 19, 2020
Marla Malcolm Beck

/S/ Elizabeth Boland	Director	March 19, 2020
Elizabeth Boland

/S/ Joseph Gromek	Director	March 19, 2020
Joseph Gromek

/S/ Robert Mettler	Director	March 19, 2020
Robert Mettler

/S/ Debby Reiner	Director	March 19, 2020
Debby Reiner