Form 10-Q
period 2020-05-02
Childrens Place, Inc.
filed 2020-06-12
CIK 1041859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
 FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one).

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

The number of shares outstanding of the registrant’s common stock with a par value of $0.10 per share, as of June 9, 2020 was 14,585,719 shares.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MAY 2, 2020

PART I. FINANCIAL INFORMATION

Item 1.CONSOLIDATED FINANCIAL STATEMENTS

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	May 2, 2020	February 1, 2020	May 4, 2019
	(unaudited)		(unaudited)
	(in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$71,751	$68,487	$66,111
Accounts receivable	37,173	32,812	39,562
Inventories	335,795	327,165	341,174
Prepaid expenses and other current assets	23,521	21,416	27,156
Total current assets	468,240	449,880	474,003
Long-term assets:
Property and equipment, net	212,011	236,898	249,836
Right-of-use assets	349,646	393,820	458,702
Tradenames, net	73,090	73,291	73,656
Deferred income taxes	68,573	12,941	15,106
Other assets	13,376	14,567	14,651
Total assets	$1,184,936	$1,181,397	$1,285,954

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Revolving loan	$234,554	$170,808	$153,072
Accounts payable	263,984	213,115	205,643
Current lease liabilities	150,463	121,868	133,783
Income taxes payable	2,629	5,607	2,452
Accrued expenses and other current liabilities	107,370	83,609	105,252
Total current liabilities	759,000	595,007	600,202
Long-term liabilities:
Long-term lease liabilities	281,839	311,908	367,307
Other tax liabilities	6,800	6,782	5,025
Income taxes payable	17,589	17,589	18,939
Other long-term liabilities	14,673	14,924	14,107
Total liabilities	1,079,901	946,210	1,005,580
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—	—
Common stock, $0.10 par value, 100,000 shares authorized; 14,581, 14,762, and 15,915 issued; 14,529, 14,711, and 15,867 outstanding	1,458	1,476	1,592
Additional paid-in capital	135,328	139,041	149,435
Treasury stock, at cost (52, 51, and 48 shares)	(3,025)	(2,956)	(2,747)
Deferred compensation	3,025	2,956	2,747
Accumulated other comprehensive loss	(14,913)	(13,545)	(15,542)
Retained earnings (deficit)	(16,838)	108,215	144,889
Total stockholders’ equity	105,035	235,187	280,374
Total liabilities and stockholders’ equity	$1,184,936	$1,181,397	$1,285,954
See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
	(In thousands, except earnings and dividends per share)
Net sales	$255,207	$412,382
Cost of sales (exclusive of depreciation and amortization)	274,880	260,406
Gross profit (loss)	(19,673)	151,976
Selling, general, and administrative expenses	98,491	128,006
Depreciation and amortization	17,888	18,584
Asset impairment charges	37,091	348
Operating income (loss)	(173,143)	5,038
Interest expense	(1,889)	(1,799)
Interest income	49	88
Income (loss) before benefit for income taxes	(174,983)	3,327
Benefit for income taxes	(60,173)	(1,163)
Net income (loss)	$(114,810)	$4,490

Earnings (loss) per common share
Basic	$(7.86)	$0.28
Diluted	$(7.86)	$0.28

Weighted average common shares outstanding
Basic	14,611	15,847
Diluted	14,611	16,107

Cash dividends declared per common share	$—	$0.56

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
	(In thousands)
Net income (loss)	$(114,810)	$4,490
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,523)	(683)
Change in fair value of cash flow hedges, net of income taxes	155	75
Total comprehensive income (loss)	$(116,178)	$3,882

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

Thirteen Weeks Ended May 2, 2020
						Accumulated
			Additional		Retained	Other			Total
	Common Stock		Paid-In	Deferred	Earnings	Comprehensive	Treasury Stock		Stockholders'
(in thousands, except dividends per share)	Shares	Amount	Capital	Compensation	(Deficit)	Loss	Shares	Value	Equity
BALANCE, February 1, 2020	14,762	$1,476	$139,041	$2,956	$108,215	$(13,545)	(51)	$(2,956)	$235,187
Vesting of stock awards	81	8	(8)						—
Stock-based compensation			585						585
Purchase and retirement of shares	(262)	(26)	(4,290)		(10,243)				(14,559)
Change in cumulative translation adjustment						(1,523)			(1,523)
Change in fair value of cash flow hedges, net of income taxes						155			155
Deferral of common stock into deferred compensation plan				69			(1)	(69)	—
Net income (loss)					(114,810)				(114,810)
BALANCE, May 2, 2020	14,581	$1,458	$135,328	$3,025	$(16,838)	$(14,913)	(52)	$(3,025)	$105,035

Thirteen Weeks Ended May 4, 2019
						Accumulated
			Additional			Other			Total
	Common Stock		Paid-In	Deferred	Retained	Comprehensive	Treasury Stock		Stockholders'
(in thousands, except dividends per share)	Shares	Amount	Capital	Compensation	Earnings	Loss	Shares	Value	Equity
BALANCE, February 2, 2019	15,873	$1,588	$146,991	$2,685	$180,792	$(14,934)	(47)	$(2,685)	$314,437
Vesting of stock awards	403	40	(4)						36
Stock-based compensation			7,759						7,759
Purchase and retirement of shares	(363)	(36)	(5,526)		(29,581)				(35,143)
Dividends declared ($0.56 per share)					(8,930)				(8,930)
Unvested dividends			215		(215)				—
ASC Topic 842 Adjustment					(1,667)				(1,667)
Change in cumulative translation adjustment						(683)			(683)
Change in fair value of cash flow hedges, net of income taxes						75			75
Deferral of common stock into deferred compensation plan				62			(1)	(62)	—
Net income (loss)					4,490				4,490
BALANCE, May 4, 2019	15,913	$1,592	$149,435	$2,747	$144,889	$(15,542)	(48)	$(2,747)	$280,374

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(114,810)	$4,490
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Amortization of operating lease assets	29,365	38,731
Depreciation and amortization	17,888	18,584
Non-cash stock-based compensation	585	7,759
Deferred income tax (benefit)	(55,656)	3,169
Asset impairment charges	37,091	348
Other non-cash charges, net	58	69
Changes in operating assets and liabilities:
Inventories	(8,629)	(38,323)
Accounts receivable and other assets	(3,508)	(1,074)
Prepaid expenses and other current assets	3,511	4,840
Income taxes payable, net of prepayments	(8,858)	(2,965)
Accounts payable and other current liabilities	69,307	28,699
Other long-term liabilities	(6,795)	(43,142)
Net cash provided by (used in) operating activities	(40,451)	21,185
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,733)	(11,009)
Acquisition of intangible assets	—	(76,000)
Change in deferred compensation plan	121	517
Net cash used in investing activities	(5,612)	(86,492)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase and retirement of common stock, including shares surrendered for tax withholdings and transaction costs	(14,559)	(33,319)
Payment of dividends	—	(8,930)
Borrowings under revolving credit facility	134,130	306,279
Repayments under revolving credit facility	(70,384)	(202,068)
Net cash provided by financing activities	49,187	61,962
Effect of exchange rate changes on cash and cash equivalents	140	320
Net increase (decrease) in cash and cash equivalents	3,264	(3,025)
Cash and cash equivalents, beginning of period	68,487	69,136
Cash and cash equivalents, end of period	$71,751	$66,111

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
	(In thousands)
OTHER CASH FLOW INFORMATION:
Net cash paid during the period for income taxes	$4,676	$(1,379)
Cash paid during the period for interest	1,702	1,537
Increase in accrued purchases of property and equipment	(1,093)	(2,019)

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.BASIS OF PRESENTATION
Description of Business
The Children’s Place, Inc. and subsidiaries (the “Company”) is the largest pure-play children's specialty apparel retailer in North America. The Company provides apparel, footwear, accessories, and other items for children. The Company designs, contracts to manufacture, sells at retail and wholesale, and licenses to sell trend right, high-quality merchandise predominately at value prices, primarily under our proprietary “The Children’s Place”, “Place”, “Baby Place”, and “Gymboree” brand names.
The Company classifies its business into two segments: The Children’s Place U.S. and The Children’s Place International.  Included in The Children’s Place U.S. segment are the Company’s U.S. and Puerto Rico-based stores and revenue from its U.S.- based wholesale business. Included in The Children’s Place International segment are its Canadian-based stores, revenue from the Company’s Canada wholesale business, as well as revenue from international franchisees. Each segment includes e-commerce businesses located at www.childrensplace.com and www.gymboree.com.
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of May 2, 2020 and May 4, 2019 and the results of its consolidated operations for the thirteen weeks ended May 2, 2020 and May 4, 2019 and cash flows for the thirteen weeks ended May 2, 2020 and May 4, 2019 and stockholders’ equity for the thirteen weeks ended May 2, 2020 and May 4, 2019. The consolidated financial position as of February 1, 2020 was derived from audited financial statements.  Due to the seasonal nature of the Company’s business, the results of operations for the thirteen weeks ended May 2, 2020 and May 4, 2019 are not necessarily indicative of operating results for a full fiscal year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020.
In December 2019, there was an outbreak of a new strain of coronavirus (“COVID-19”) that began in Wuhan, China and has since spread to the other regions of the world. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the President of the United States declared a national emergency. Federal, state, and local governments and private entities mandated various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories, and quarantining of people who may have been exposed to the virus. The COVID-19 pandemic has significantly negatively affected the global economy, significantly disrupted global supply chains, and created significant disruption of the financial and retail markets, including a significant disruption in consumer demand for children’s clothing and accessories. As such, the comparability of the Company's operating results has been affected by significant adverse impacts related to the COVID-19 pandemic.
Terms that are commonly used in the Company’s notes to consolidated financial statements are defined as follows:
•First Quarter 2020 — The thirteen weeks ended May 2, 2020
•First Quarter 2019 — The thirteen weeks ended May 4, 2019
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
The Company's estimated realizable value of its inventory as of May 2, 2020 reflects material adverse impacts associated with the COVID-19 pandemic business disruptions, which include the temporary closure of the Company's and its franchisees' stores, as well as significant declines in retail traffic.
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
The Company reviews all stores that have reached comparable sales status, or sooner if circumstances should dictate, on at least an annual basis. The Company believes waiting this period of time allows a store to reach a maturity level where a more comprehensive analysis of financial performance can be performed. For each store that shows indications of impairment, the Company projects future cash flows over the remaining life of the lease, adjusted for lease payments, and compares the total undiscounted cash flows to the net book value of the related long-lived assets, including right-of-use (“ROU”) assets. If the undiscounted cash flows are less than the related net book value of the long-lived assets, they are written down to their fair market value. The Company primarily uses discounted future cash flows directly associated with those assets to determine fair market value of long-lived assets and ROU assets. In evaluating future cash flows, the Company considers external and internal factors. External factors comprise the local environment in which the store resides, including mall traffic and competition and their effect on sales trends, as well as macroeconomic factors, such as global pandemics. Internal factors include the Company’s ability to gauge the fashion taste of its customers, control variable costs such as cost of sales and payroll and, in certain cases, its ability to renegotiate lease costs.
Asset impairment charges during the First Quarter 2020 were related to underperforming stores identified in our ongoing store portfolio evaluation primarily as a result of decreased net revenues and cash flow projections resulting from the COVID-19 disruption.
Stock-based Compensation
The Company generally grants time vesting stock awards (“Deferred Awards”) and performance-based stock awards ("Performance Awards") to employees at management levels.  The Company also grants Deferred Awards to its non-employee directors.  Deferred Awards are granted in the form of a defined number of restricted stock units that require each recipient to complete a service period. Deferred Awards generally vest ratably over three years, except for those granted to non-employee directors, which generally vest after one year. Performance Awards are granted in the form of restricted stock units which have performance criteria that must be achieved for the awards to vest (the “Target Shares”) in addition to a service period requirement. For Performance Awards issued during fiscal 2017 (the “2017 Performance Awards”), an employee may earn from 0% to 200% of their Target Shares based on the achievement of cumulative adjusted earnings per share achieved for the applicable performance period, which is generally three years, adjusted operating margin expansion achieved for the performance period, and adjusted return on invested capital ("adjusted ROIC") achieved as of the end of the performance period. The 2017 Performance Awards cliff vested after completion of the performance period. The fair value of the 2017 Performance Awards granted is based on the closing price of our common stock on the grant date. For Performance Awards issued during fiscal 2018 and 2019 (the “2018 and 2019 Performance Awards”), an employee may earn from 0% to 250% of their Target Shares based on cumulative adjusted earnings per share achieved for the applicable performance period, which is generally three years, adjusted operating margin expansion achieved for the performance period, adjusted ROIC achieved as of the end of the performance period, and the ranking of our adjusted ROIC relative to that of companies in our peer group as of the end of the performance period. The 2018 and 2019 Performance Awards cliff vest, if earned, after completion of the performance period. The fair value of the 2018 and 2019 Performance Awards granted is based on the closing price of our common stock on the grant date.
Stock-based compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover. Stock-based compensation expense, as it relates to Performance Awards, is also adjusted based on the Company’s estimate of adjusted earnings per share and adjusted operating margin expansion and adjusted ROIC and, as applicable, ranking of our adjusted ROIC relative to that of companies in our peer group as they occur.
Deferred Compensation Plan
The Company has a deferred compensation plan (the “Deferred Compensation Plan”), which is a nonqualified plan, for eligible senior level employees.  Under the plan, participants may elect to defer up to 80% of his or her base salary and/or up to 100% of his or her bonus to be earned for the year following the year in which the deferral election is made.  The Deferred Compensation Plan also permits members of the Board of Directors to elect to defer payment of all or a portion of their retainer and other fees to be earned for the year following the year in which a deferral election is made.  In addition, eligible employees and directors of the Company may also elect to defer payment of any shares of Company stock that is earned with respect to stock-based awards.  Directors may elect to have all or a certain portion of their fees earned for their service on the Board invested in shares of the Company’s common stock.  Such elections are irrevocable.  The Company is not required to contribute to the Deferred Compensation Plan, but at its sole discretion, can make additional contributions on behalf of the participants. Deferred amounts are not subject to forfeiture and are deemed invested among investment funds offered under the Deferred Compensation Plan, as directed by each participant.  Payments of deferred amounts (as adjusted for earnings and losses) are payable following separation from service or at a date or dates elected by the participant at the time the deferral is elected.  Payments of deferred amounts are generally made in either a lump sum or in annual installments over a period not exceeding 15 years.  All deferred amounts are payable in the form in which they were made, except for board fees invested in shares of the Company’s common stock, which will be settled in shares of Company common stock.  Earlier distributions are not permitted except in the case of an unforeseen hardship.
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

Our cash and cash equivalents, accounts receivable, assets of the Company’s Deferred Compensation Plan, accounts payable, and revolving loan are all short-term in nature.  As such, their carrying amounts approximate fair value and fall within Level 1 of the fair value hierarchy. The Company stock included in the Deferred Compensation Plan is not subject to fair value measurement.

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

Recently Issued Accounting Standards

Adopted in Fiscal 2020

In August 2018, the FASB issued guidance related to the accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. We adopted this guidance in the First Quarter 2020. This adoption did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued guidance related to disclosure requirements for fair value measurement. The amendments modify current fair value measurement disclosure requirements by removing, adding, or modifying certain fair value measurement disclosures. We adopted this guidance in the First Quarter 2020. This adoption did not have a material impact on our consolidated financial statements.

In June 2016, the FASB issued guidance related to the accounting for financial instrument credit losses. The guidance provides more decision useful information about the expected credit losses on financial instruments by replacing the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We adopted this guidance in the First Quarter 2020. This adoption did not have a material impact on our consolidated financial statements.

To Be Adopted After Fiscal 2020

In December 2019, the FASB issued guidance related to the accounting for income taxes. The guidance aims to simplify the accounting for income taxes by removing certain exceptions to the general principles within the current guidance and by clarifying and amending the current guidance. The guidance is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2020. We do not expect the guidance to have a material impact on our consolidated financial statements.

2. REVENUES
Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

The following table presents our revenues disaggregated by geography:

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
Net sales:	(In thousands)
South	$97,936	$147,064
Northeast	51,830	97,903
West	37,262	61,994
Midwest	37,233	54,648
International and other	30,946	50,773
Total net sales	$255,207	$412,382

The Company recognizes revenue, including shipping and handling fees billed to customers, upon purchase at the Company's retail stores or when received by the customer if the product was purchased via e-commerce, net of coupon redemptions and anticipated sales returns. The Company deferred approximately $15.1 million and $5.1 million as of May 2, 2020 and May 4, 2019, respectively, based upon estimated time of delivery, at which point control passes to the customer, and is recorded in accrued expenses and other current liabilities. Sales tax collected from customers is excluded from revenue.

For the sale of goods with a right of return, the Company recognizes revenue for the consideration it expects to be entitled to and calculates an allowance for estimated sales returns based upon the Company's sales return experience. Adjustments to the allowance for estimated sales returns in subsequent periods are generally not material based on historical data, thereby reducing the uncertainty inherent in such estimates. The allowance for estimated sales returns, which is recorded in accrued expenses and other current liabilities, was approximately $1.1 million and $1.6 million as of May 2, 2020 and May 4, 2019, respectively.

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

The Company has a points-based customer loyalty program, in which customers earn points based on purchases and other promotional activities. These points can be redeemed for coupons to discount future purchases. A contract liability is estimated based on the standalone selling price of benefits earned by customers through the program and the related redemption experience under the program. The value of each point earned is recorded as deferred revenue and is included within accrued expenses and other current liabilities. The total contract liabilities related to this program were $2.1 million and $3.8 million as of May 2, 2020 and May 4, 2019, respectively.

The Company’s policy with respect to gift cards is to record revenue as and when the gift cards are redeemed for merchandise. The Company recognizes gift card breakage income in proportion to the pattern of rights exercised by the customer when the Company expects to be entitled to breakage and the Company determines that it does not have a legal obligation to remit the value of the unredeemed gift card to the relevant jurisdiction as unclaimed or abandoned property and is recorded within net sales. Prior to their redemption, gift cards are recorded as a liability, included within accrued expenses and other current liabilities. The total contract liability related to gift cards issued was $14.9 million and $17.0 million as of May 2, 2020 and May 4, 2019, respectively. The liability is estimated based on expected breakage that considers historical patterns of redemption. The following table provides the reconciliation of the contract liability related to gift cards:

Contract Liability
(In thousands)
Balance at February 1, 2020	$16,100
Gift cards sold	3,352
Gift cards redeemed	(3,834)
Gift card breakage	(677)
Balance at May 2, 2020	$14,941

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

The discount rate is the rate implicit in the lease unless that rate cannot be readily determined. In that case, the Company is required to use its incremental borrowing rate. The discount rate for a lease is determined based on the information available at lease commencement. In general, the Company accounts for the underlying leased asset and applies a discount rate at the lease level. However, there are certain non-real estate leases for which the Company utilizes the portfolio method by aggregating similar leased assets based on the underlying lease term.

The Company has made an accounting policy election by class of underlying asset to not apply the recognition requirements of FASB ASC 842--Leases ("Topic 842") to leases with an initial term of 12 months or less. Leases with an initial lease term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term.

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

As of May 2, 2020, the Company's finance leases were not material to the consolidated balance sheets, consolidated statements of operations, or consolidated statements of cash flows.

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

The following components of lease expense are included in the Company's consolidated statements of operations.

	Thirteen Weeks Ended	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
	(in thousands)	(in thousands)
Operating lease cost	$40,152	$38,731
Variable lease cost[1]	11,133	15,937
Total lease cost	$51,285	$54,668
1Includes short term leases with lease periods of less than 12 months.

As of May 2, 2020, the weighted-average remaining operating lease term was 4.5 years, and the weighted-average discount rate for operating leases was 5.0%.

Cash paid for amounts included in the measurement of operating lease liabilities in the First Quarter 2020 was approximately $11.8 million.

ROU assets obtained in exchange for new operating lease liabilities were approximately $37.8 million.

During the First Quarter 2020, the Company recorded ROU assets impairment of approximately $17.9 million.

As of May 2, 2020, the future minimum annual lease payments under operating lease agreements were as follows:

May 2, 2020
Operating Leases
(in thousands)
Remainder of 2020	$135,620
2021	112,628
2022	75,372
2023	45,371
2024	27,026
Thereafter	69,085
Total lease payments	$465,102
Less: imputed interest	$(32,800)
Present value of lease liabilities	$432,302

4. INTANGIBLE ASSETS
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
The Company’s intangible assets were as follows as of May 2, 2020:

		May 2, 2020
	Useful life	Gross amount	Accumulated amortization	Net amount
		(in thousands)
Gymboree tradename(1)	Indefinite	$69,951	$—	$69,951
Crazy 8 tradename(1)	5 years	4,000	(861)	3,139
Customer databases(2)	3 years	3,000	(1,077)	1,923
Total intangibles, net		$76,951	$(1,938)	$75,013
(1)Included within Tradenames, net in the consolidated balance sheets.
(2)Included within Other assets in the consolidated balance sheets.

5. STOCKHOLDERS’ EQUITY
Share Repurchase Programs
In March 2018, the Board of Directors authorized a $250 million share repurchase program (the “2018 Share Repurchase Program”). At May 2, 2020, there was approximately $93.8 million remaining on the 2018 Share Repurchase Program. Under this program, the Company may repurchase shares on the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under a program will depend on a variety of factors including price, corporate and regulatory requirements, and other market and business conditions. The Company may suspend or discontinue a program at any time and may thereafter reinstitute purchases, all without prior announcement. In March 2020, the Company temporarily suspended share repurchases due to the COVID-19 pandemic.
Pursuant to the Company’s practice, including due to restrictions imposed by the Company’s insider trading policy during black-out periods, the Company withholds and repurchases shares of vesting stock awards and makes payments to taxing authorities as required by law to satisfy the withholding tax requirements of all equity award recipients. The Company’s payment of the withholding taxes in exchange for the surrendered shares constitutes a purchase of its common stock. The Company also acquires shares of its common stock in conjunction with liabilities owed under the Company's Deferred Compensation Plan, which are held in treasury.
The following table summarizes the Company’s share repurchases:

	Thirteen Weeks Ended
	May 2, 2020		May 4, 2019
	Shares	Value	Shares	Value
	(In thousands)
Shares repurchases related to:
2018 Share Repurchase Program(1)	262	$14,559	344	$33,319
Shares acquired and held in treasury under Deferred Compensation Plan	1.1	$69	0.7	$62
(1)Inclusive of 0.2 million shares for approximately $15.3 million during First Quarter 2019 withheld to cover taxes in conjunction with the vesting of stock awards.
In accordance with the FASB ASC 505--Equity, the par value of the shares retired is charged against common stock and the remaining purchase price is allocated between additional paid-in capital and retained earnings.  The portion charged against additional paid-in capital is determined using a pro-rata allocation based on total shares outstanding.  Related to all shares retired during First Quarter 2020 and First Quarter 2019, approximately $10.2 million and $29.6 million, respectively, were charged to retained earnings.

Dividends
In March 2020, the Company announced it had temporarily suspended its dividend payments. During the First Quarter 2019, $9.1 million was charged to retained earnings, of which $8.9 million related to cash dividends paid and $0.2 million related to dividend share equivalents on unvested Deferred Awards and Performance Awards.
Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the Company’s Board of Directors based on a number of factors, including business and market conditions, the Company’s future financial performance, and other investment priorities.

6. STOCK-BASED COMPENSATION
The following table summarizes the Company’s stock-based compensation expense:

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
	(In thousands)
Deferred Awards	$4,314	$4,150
Performance Awards	(3,729)	3,609
Total stock-based compensation expense (1)	$585	$7,759
____________________________________________
(1)During the First Quarter 2020 and the First Quarter 2019, approximately $0.1 million and $1.0 million, respectively, were included within cost of sales. All other stock-based compensation is included in selling, general, and administrative expenses.
The Company recognized a tax benefit related to stock-based compensation expense of approximately $0.2 million and $2.1 million during First Quarter 2020 and First Quarter 2019, respectively.
Changes in the Company’s Unvested Stock Awards during the First Quarter 2020
Deferred Awards

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested Deferred Awards, beginning of period	377	$97.88
Granted	17	63.03
Vested	(78)	99.97
Forfeited	(20)	108.77
Unvested Deferred Awards, end of period	296	$94.56

Total unrecognized stock-based compensation expense related to unvested Deferred Awards approximated $6.9 million as of May 2, 2020, which will be recognized over a weighted average period of approximately 1.9 years.
Performance Awards

	Number of Shares (1)	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested Performance Awards, beginning of period	342	$99.97
Shares unearned (below target)	101	118.00
Vested shares	(3)	105.86
Forfeited	(8)	110.77
Unvested Performance Awards, end of period	432	$103.95
____________________________________________

(1)For those awards in which the performance period is complete, the number of unvested shares is based on actual shares that will vest upon completion of the service period.
For those awards in which the performance period is not yet complete, the number of unvested shares in the table above is based on the participants earning their Target Shares at 100%. However, the cumulative expense recognized reflects changes in estimated adjusted earnings per share, adjusted operating margin expansion, adjusted return on invested capital, and ranking of our adjusted return on invested capital relative to that of companies in our peer group as they occur. The Company does not have any unrecognized stock-based compensation expense related to unvested Performance Awards as of May 2, 2020.

7. EARNINGS (LOSS) PER COMMON SHARE
The following table reconciles net income (loss) and share amounts utilized to calculate basic and diluted earnings per common share:

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
	(In thousands)
Net income (loss)	$(114,810)	$4,490

Basic weighted average common shares	14,611	15,847
Dilutive effect of stock awards	—	260
Diluted weighted average common shares	14,611	16,107

8. PROPERTY AND EQUIPMENT
Property and equipment, net consist of the following:

	May 2, 2020	February 1, 2020	May 4, 2019
	(In thousands)
Property and equipment:
Land and land improvements	$3,403	$3,403	$3,403
Building and improvements	35,927	35,568	35,568
Material handling equipment	56,475	53,540	51,934
Leasehold improvements	270,988	285,955	299,735
Store fixtures and equipment	269,237	272,158	270,755
Capitalized software	287,918	265,610	256,343
Construction in progress	14,845	33,240	20,568
	938,793	949,474	938,306
Accumulated depreciation and amortization	(726,782)	(712,576)	(688,470)
Property and equipment, net	$212,011	$236,898	$249,836

At May 2, 2020, the Company performed impairment testing on 920 stores with a total net book value of approximately $65.0 million. During the First Quarter 2020, the Company recorded asset impairment charges of $37.1 million, including approximately $19.2 million related to fixed assets and approximately $17.9 million related to ROU assets recorded in connection with Topic 842, primarily for 412 stores. These charges were related to underperforming stores identified in our ongoing store portfolio evaluation primarily as a result of decreased net revenues and cash flow projections resulting from the COVID-19 disruption.
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
The Credit Agreement, which expires in May 2024, consists of a $360 million asset based revolving credit facility, that was recently increased from $325 million as a result of finalizing an amendment with lenders on April 24, 2020 to secure the Company an additional $35 million available under the accordion feature for a period of one year, and including a $25 million Canadian sublimit, with a $50 million sublimit for standby and documentary letters of credit. Revolving credit loans outstanding under the Credit Agreement bear interest, at the Company’s option, at:

(i)the prime rate, plus a margin of 1.75% to 1.88% based on the amount of the Company’s average excess availability under the facility; or
(ii)the London InterBank Offered Rate, or “LIBOR”, for an interest period of one, two, three, or six months, as selected by the Company, plus a margin of 2.50% to 2.75% based on the amount of the Company’s average excess availability under the facility.
The Company is charged a fee of 0.25% on the unused portion of the commitments.  Letter of credit fees range from 1.25% to 1.38% for commercial letters of credit and from 2.00% to 2.25% for standby letters of credit.  Letter of credit fees are determined based on the amount of the Company's average excess availability under the facility. The amount available for loans and letters of credit under the Credit Agreement is determined by a borrowing base consisting of certain credit card receivables, certain trade and franchise receivables, certain inventory, and the fair market value of certain real estate, subject to certain reserves.
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
The Company has capitalized an aggregate of approximately $5.3 million in deferred financing costs related to the Credit Agreement. The unamortized balance of deferred financing costs at May 2, 2020 was approximately $1.1 million. Unamortized deferred financing costs are amortized over the remaining term of the Credit Agreement.
The table below presents the components of the Company’s credit facility:

	May 2, 2020	February 1, 2020	May 4, 2019
	(In millions)
Credit facility maximum	$360.0	$325.0	$250.0
Borrowing base	329.1	282.1	250.0

Outstanding borrowings	234.6	170.8	153.1
Letters of credit outstanding—standby	6.2	6.2	6.3
Utilization of credit facility at end of period	240.7	177.0	159.4

Availability (1)	$88.4	$105.1	$90.6

Interest rate at end of period	3.4%	3.4%	3.8%

	First Quarter 2020	Fiscal 2019	First Quarter 2019
Average end of day loan balance during the period	$237.2	$192.0	$141.8
Highest end of day loan balance during the period	272.2	262.5	196.8
Average interest rate	3.1%	4.0%	4.6%
____________________________________________
(1)The sublimit availability for the letters of credit were $43.8 million at May 2, 2020 and February 1, 2020, respectively, and $43.7 million at May 4, 2019.

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

11. INCOME TAXES
The Company computes income taxes using the liability method. This method requires recognition of deferred tax assets and liabilities, measured by enacted rates, attributable to temporary differences between the financial statement and income tax basis of assets and liabilities. The Company’s deferred tax assets and liabilities are comprised largely of differences relating to depreciation, rent expense, inventory, stock-based compensation, and various accruals and reserves.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act, ("CARES Act") was signed into law. The CARES Act includes changes that may benefit the Company such as a five-year net operating loss carryback, changes in the deductibility of interest expense, and accelerated depreciation on certain store leasehold improvements. The CARES Act also allows for the deferral of employer FICA taxes and an employee retention credit.

The Company’s effective tax rate for the First Quarter 2020 was a benefit of 34.4% compared to a benefit of 35.0% during the First Quarter 2019. The First Quarter 2020 benefit was primarily driven by a favorable benefit due to the enactment of the CARES Act. The First Quarter 2019 benefit was primarily driven by an excess tax benefit related to the vesting of equity shares, which caused a benefit for income taxes in the quarter.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in provision for income taxes. The total amount of unrecognized tax benefits as of May 2, 2020, February 1, 2020, and May 4, 2019 were $6.8 million, $6.8 million, and $5.0 million, respectively, and is included within non-current liabilities. The Company recognized less than

$0.1 million in each of the First Quarter 2020 and the First Quarter 2019, respectively, of additional interest expense related to its unrecognized tax benefits.
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
All derivative instruments are presented at gross fair value on the consolidated balance sheets within either prepaid expenses and other current assets or accrued expenses and other current liabilities. As of May 2, 2020, the Company had foreign exchange forward contracts with an aggregate notional amount of $2.7 million, and the fair value of the derivative instruments was an asset of $1.4 million. As these foreign exchange forward contracts are measured at fair value using observable market inputs such as forward rates, the Company's credit risk, and our counterparties’ credit risks, they are classified within Level 2 of the fair value hierarchy. Cash settlements related to these forward contracts are recorded within cash flows from operating activities within the consolidated statements of cash flows.
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings within cost of sales (exclusive of depreciation and amortization) in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in earnings within selling, general, and administrative expenses, consistent with where the Company records realized and unrealized foreign currency gains and losses on transactions in foreign denominated currencies. There were no losses related to hedge ineffectiveness during Year-To-Date 2020. Assuming May 2, 2020 exchange rates remain constant, $0.9 million of gains, net of tax, related to hedges of these transactions are expected to be reclassified from OCI into earnings over the next 12 months. Changes in fair value associated with derivatives that are not designated and qualified as cash flow hedges are recognized as earnings within selling, general, and administrative expenses.
The Company enters into foreign exchange forward contracts with major banks and has risk exposure in the event of nonperformance by either party. However, based on our assessment, the Company believes that obligations under the contracts will be fully satisfied. Accordingly, there was no requirement to post collateral or other security to support the contracts as of May 2, 2020.

13. SEGMENT INFORMATION
In accordance with FASB ASC 280--Segment Reporting, the Company reports segment data based on geography: The Children’s Place U.S. and The Children’s Place International.  Each segment includes e-commerce businesses located at www.childrensplace.com and www.gymboree.com.  Included in The Children’s Place U.S. segment are the Company’s U.S. and Puerto Rico-based stores and revenue from the Company’s U.S.-based wholesale business. Included in The Children’s Place International segment are the Company's Canadian-based stores, revenue from the Company’s Canadian wholesale business, and revenue from international franchisees. The Company measures its segment profitability based on operating income, defined as income before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales.  The assets related to these functions are not allocated.  The Company periodically reviews these allocations and adjusts them based upon changes in business circumstances.  Net sales to external customers are derived from merchandise sales, and the Company has no major customers that account for more than 10% of its net sales.  As of May 2, 2020, The Children’s Place U.S. had 800 stores and The Children’s Place International had 120 stores. As of May 4, 2019, The Children’s Place U.S. had 849 stores and The Children’s Place International had 122 stores.
The following tables provide segment level financial information:

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
	(In thousands)
Net sales (1):
The Children’s Place U.S.	$234,948	$374,657
The Children’s Place International (2)	20,259	37,725
Total net sales	$255,207	$412,382
Operating income (loss) (1):
The Children’s Place U.S.	$(159,336)	$4,161
The Children’s Place International	(13,807)	877
Total operating income (loss)	$(173,143)	$5,038
Operating income (loss) as a percent of net sales(1):
The Children’s Place U.S.	(67.8)%	1.1%
The Children’s Place International	(68.2)%	2.3%
Total operating income (loss) as a percent of net sales	(67.8)%	1.2%
Depreciation and amortization:
The Children’s Place U.S.	$16,186	$16,709
The Children’s Place International	1,702	1,875
Total depreciation and amortization	$17,888	$18,584
Capital expenditures:
The Children’s Place U.S.	$5,200	$10,800
The Children’s Place International	533	209
Total capital expenditures	$5,733	$11,009
 ___________________________________________
(1)Net sales and operating income (loss) were significantly impacted by the COVID-19 pandemic.
(2)Net sales from The Children's Place International are primarily derived from revenues from Canadian operations.

	May 2, 2020	February 1, 2020	May 4, 2019
Total assets:	(In thousands)
The Children’s Place U.S.	$1,097,544	$1,080,665	$1,183,611
The Children’s Place International	87,392	100,732	102,343
Total assets	$1,184,936	$1,181,397	$1,285,954

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains or may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including but not limited to statements relating to the Company’s strategic initiatives. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “plan,” “project,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. These forward-looking statements are based upon the Company's current expectations and assumptions and are subject to various risks and uncertainties that could cause actual results and performance to differ materially. Some of these risks and uncertainties are described in the Company's filings with the Securities and Exchange Commission, including in the “Risk Factors” section of its annual report on Form 10-K for the fiscal year ended February 1, 2020. Included among the risks and uncertainties that could cause actual results and performance to differ materially are the risk that the Company will be unsuccessful in gauging fashion trends and changing consumer preferences, the risks resulting from the highly competitive nature of the Company’s business and its dependence on consumer spending patterns, which may be affected by changes in economic conditions, the risks related to the COVID-19 pandemic, including the impact of the COVID-19 pandemic on our business or the economy in general (including decreased customer traffic, closures of schools and other activities causing decreased demand for our products and negative impacts on our customers’ spending patterns due to decreased income or actual or perceived wealth and the impact of the CARES Act and other legislation related to the COVID-19 pandemic, and any changes to the CARES Act or such other legislation), the risk that the Company’s strategic initiatives to increase sales and margin are delayed or do not result in anticipated improvements, the risk of delays, interruptions and disruptions in the Company’s global supply chain, including resulting from COVID-19 or other disease outbreaks, foreign sources of supply in less developed countries or more politically unstable countries, the risk that the cost of raw materials or energy prices will increase beyond current expectations or that the Company is unable to offset cost increases through value engineering or price increases, various types of litigation, including class action litigations brought under consumer protection, employment, and privacy and information security laws and regulations, the imposition of regulations affecting the importation of foreign-produced merchandise, including duties and tariffs, and the uncertainty of weather patterns. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
The following discussion should be read in conjunction with the Company’s unaudited financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 1, 2020.
Terms that are commonly used in our management’s discussion and analysis of financial condition and results of operations are defined as follows:
•First Quarter 2020 — The thirteen weeks ended May 2, 2020
•First Quarter 2019 — The thirteen weeks ended May 4, 2019
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
We are the largest pure-play children's specialty apparel retailer in North America. We design, contract to manufacture, sell at retail and wholesale, and license to sell, trend right, high quality merchandise predominately at value prices, primarily under our proprietary “The Children's Place”, “Place”, “Baby Place”, and “Gymboree” brand names. As of May 2, 2020, we had 920 stores across North America, our e-commerce businesses at www.childrensplace.com and www.gymboree.com, and had 266 international points of distribution with our eight franchise partners in 19 countries.
Segment Reporting
In accordance with the “Segment Reporting” topic of the FASB ASC, we report segment data based on geography: The Children’s Place U.S. and The Children’s Place International.  Each segment includes an e-commerce business located at

www.childrensplace.com and www.gymboree.com.  Included in The Children’s Place U.S. segment are our U.S. and Puerto Rico-based stores and revenue from our U.S.-based wholesale business. Included in The Children’s Place International segment are our Canadian-based stores, revenue from the Company's Canadian wholesale business, as well as revenue from international franchisees. We measure our segment profitability based on operating income, defined as income before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales.  The assets related to these functions are not allocated.  We periodically review these allocations and adjust them based upon changes in business circumstances.  Net sales from external customers are derived from merchandise sales, and we have no major customers that account for more than 10% of our net sales.  As of May 2, 2020, The Children’s Place U.S. had 800 stores and The Children’s Place International had 120 stores. As of May 4, 2019, The Children’s Place U.S. had 849 stores and The Children’s Place International had 122 stores.
Recent Developments
The COVID-19 pandemic has impacted regions all around the world, resulting in restrictions and shutdowns implemented by national, state, and local authorities, leading to significant adverse economic conditions and business disruptions, as well as significant volatility in global financial markets. Governments worldwide have imposed varying degrees of preventative and protective actions, such as temporary travel bans, forced business closures, and stay-at-home orders, all in an effort to reduce the spread of the virus. Such factors, among others, have resulted in a significant decline in retail traffic and consumer spending on discretionary items.

As a result of the impact of the COVID-19 pandemic, we have experienced significant business disruption, and on March 18, 2020, we temporarily closed all of our stores across the U.S. and Canada. Our distribution centers remain open and operating to support our e-commerce business, which has accelerated since the temporary store closures.

In response to the COVID-19 pandemic, we have taken the following actions designed to preserve our financial flexibility:

•Executing a substantial reduction and/or deferral of all non-essential expenses and capital expenditures;
•Collaborating with vendor partners to extend payment terms and balance forward inventory receipts to reflect reduced demand;
•Suspended rent payments on all of our U.S. and Canadian retail stores;
•Evaluating our options on store lease events occurring through the end of fiscal 2021, which impact approximately 70% of our current store fleet, targeting 300 additional retail store closures through fiscal 2021;
•Effective April 1, 2020, Jane Elfers, President and Chief Executive Officer, agreed to forgo 100% of her salary until further notice. In addition, the senior leadership team took a temporary 25% reduction in salary until further notice and the independent Directors of the Board unanimously approved to forgo their cash compensation until further notice;
•Effective April 5, 2020, all U.S. and Canadian field management and store associates were temporarily furloughed. We continue to furlough a portion of our U.S. and Canadian field management and store associates not supporting ship from store activities;
•Effective April 5, 2020, we instituted a combination of temporary furloughs and pay reductions for the substantial majority of our corporate staff;
•Finalized an amendment to our revolving credit facility, which increased borrowing capacity from $325 million to $360 million for a period of one year; and
•Temporarily suspended the Company’s capital return program, inclusive of share repurchases and dividends.

On May 19, 2020, the Company reopened stores in 10 states: Alabama, Arkansas, Idaho, Mississippi, Montana, Nebraska, North Dakota, Oklahoma, South Dakota, and Utah. The Company intends to reopen stores on a phased timeline, as state and local guidelines and conditions permit, taking an informed, measured approach based on a number of factors.
Operating Highlights
Net sales decreased by $157.2 million, or 38.1%, to $255.2 million during the First Quarter 2020 from $412.4 million during the First Quarter 2019.  The net sales decrease of $157.2 million primarily resulted from temporary store closures on March 18, 2020 due to the COVID-19 pandemic.
  Gross profit (loss) decreased by $171.7 million to $(19.7) million during the First Quarter 2020 from $152.0 million during the First Quarter 2019.  The comparability of our gross profit (loss) was impacted by: an inventory provision of approximately $63.2 million, related to the adverse business disruption resulting from the COVID-19 pandemic, including the store closures; occupancy expense of approximately $23.1 million for our stores temporarily closed due to COVID-19; and incremental expenses, primarily personal protective equipment and incentive pay for our associates, of approximately $1.7 million. Excluding the impact of these charges, gross margin de-leveraged 990 basis points. The decrease resulted primarily from increased penetration of our e-commerce business and its higher fulfillment costs, along with the deleverage of fixed expenses resulting from the decline in sales as a result of store closures related to the COVID-19 pandemic.
Selling, general, and administrative expenses decreased $29.5 million to $98.5 million during the First Quarter 2020 from $128.0 million during the First Quarter 2019. The comparability of our SG&A was impacted by: payroll and benefit costs for certain employees during the period our stores were closed due to the COVID-19 pandemic, net of a payroll tax credit benefit resulting from the CARES Act, of approximately $4.2 million; restructuring costs, primarily related to severance costs for corporate associates, of approximately $3.4 million; the write-off of certain account receivables of approximately $1.0 million; and incremental operating expenses, primarily personal protective equipment for our associates, of approximately $0.7 million. Excluding the impact of these charges, SG&A de-leveraged 380 basis points due to the de-leverage of fixed expenses resulting from the decline in sales as a result of temporary store closures, partially offset by a reduction in operating expenses associated with actions taken in response to the COVID-19 pandemic.
Asset impairment charges were $37.1 million during the First Quarter 2020, including the ROU assets recorded in connection with Topic 842, primarily for 412 stores. These charges were related to underperforming stores identified in our ongoing store portfolio evaluation primarily as a result of decreased net revenues and cash flow projections resulting from the COVID-19 disruption. Asset impairment charges during the First Quarter 2019 were $0.3 million, which related to the full impairment of primarily five stores.
Benefit for income taxes was $60.2 million during the First Quarter 2020 compared to a benefit of $1.2 million during the First Quarter 2019.  Our effective tax rate was a benefit of 34.4% and 35.0% in the First Quarter 2020 and the First Quarter 2019, respectively. The First Quarter 2020 benefit was primarily driven by a favorable benefit due to the enactment of the CARES Act. The First Quarter 2019 benefit was primarily driven by an excess tax benefit related to the vesting of equity shares, which caused a benefit for income taxes in the quarter.
Net income (loss) was $(114.8) million during the First Quarter 2020 compared to income of $4.5 million during the First Quarter 2019, due to the COVID-19 pandemic and the other factors discussed above.  Earnings (loss) per diluted share was a loss of $(7.86) in the First Quarter 2020 compared to earnings of $0.28 per diluted share in the First Quarter 2019.  This decrease in earnings per share is due to the factors noted above, partially offset by a lower weighted average common shares outstanding of approximately 1.5 million, which is the result of our share repurchase program.
Although we are facing a period of uncertainty regarding the future impact of the COVID-19 pandemic, we continue to focus on our key strategic growth initiatives--superior product, business transformation through technology, and fleet optimization.
Focus on product remains our top priority and strong product acceptance is anticipated to deliver gross margin and inventory productivity benefits. We reintroduced the iconic Gymboree brand in February 2020 on an enhanced Gymboree website and in co-branded locations in over 200 Company stores in the U.S. and Canada by designing, sourcing, and merchandising Spring 2020 collections.
The transformation of our digital capabilities continues to expand with the development of a completely redesigned responsive site and mobile application, providing a rich online shopping experience geared towards the needs of our “on-the-go” mobile customers, expanded customer personalization, which delivers unique, relevant content to drive sales, loyalty and retention, and the ability to have our entire store fleet equipped with ship-from-store capabilities.
We continue to evaluate our store fleet as part of our fleet optimization initiative. We have closed 275 stores, including the four stores closed in the First Quarter 2020, since the announcement of this initiative. Our fleet optimization strategy has resulted in an average lease life of approximately two years with approximately 70% of our stores having a lease event by the end of fiscal 2021. As accelerated demand for online purchasing has increased our digital business, partly as a result of COVID-19, we have increased our planned store closures and are targeting to close approximately 300 additional store locations by the end of fiscal 2021, with approximately 200 closing in fiscal 2020.
During the First Quarter 2020, we repurchased approximately 0.3 million shares for approximately $14.6 million, inclusive of shares surrendered to cover tax withholdings associated with the vesting of equity awards. As of May 2, 2020, there was approximately $93.8 million in aggregate remaining pursuant to the 2018 Share Repurchase Program. In March 2020, we announced a temporary suspension of our capital return program, inclusive of share repurchases and dividends.
We have subsidiaries whose operating results are based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars. The table below summarizes those average translation rates that most impact our operating results:

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
Average Translation Rates (1)
Canadian Dollar	0.7275	0.7505
Hong Kong Dollar	0.1288	0.1274
China Yuan Renminbi	0.1422	0.1490
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
Inventory Valuation- We value inventory at the lower of cost or net realizable value, with cost determined using an average cost method. The estimated market value of inventory is determined based on an analysis of historical sales trends of our individual product categories, the impact of market trends and economic conditions, and a forecast of future demand, as well as plans to sell through inventory. Estimates may differ from actual results due to the quantity, quality, and mix of products in inventory, consumer and retailer preferences, and market conditions, such as those resulting from disease pandemics and other catastrophic events.  Our historical estimates have not differed materially from actual results.
The Company's estimated realizable value of its inventory as of May 2, 2020 reflects material adverse impacts associated with the COVID-19 pandemic business disruptions, which include the temporary closure of the Company's and its franchisees' stores, as well as significant declines in retail traffic.
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
Time Vesting and Performance-Based Awards
We generally grant time vesting and performance-based stock awards to employees at management levels and above.  We also grant time vesting stock awards to our non-employee directors.  Time vesting awards are granted in the form of restricted stock units that require each recipient to complete a service period ("Deferred Awards"). Deferred Awards granted to employees generally vest ratably over three years. Deferred Awards granted to non-employee directors generally vest after one year. Performance-based stock awards are granted in the form of restricted stock units which have a performance criteria that must be achieved for the awards to be earned in addition to a service period requirement ("Performance Awards"), and each Performance Award has a defined number of shares that an employee can earn (the "Target Shares"). With the approval of the Board's Compensation Committee, the Company may settle vested Deferred Awards and Performance Awards to the employee in shares, in a cash amount equal to the market value of such shares at the time all requirements for delivery of the award have been met, or in part shares and cash. For Performance Awards issued during fiscal 2017 (the “2017 Performance Awards”), an employee may earn from 0% to 200% of their Target Shares based on the cumulative adjusted earnings per share achieved for the applicable performance period, which is generally three years, adjusted operating margin expansion achieved for the performance period, and adjusted return on invested capital ("adjusted ROIC") achieved at the end of the performance period. The 2017 Performance Awards cliff vest, if earned, after completion of the applicable performance period. The fair value of the

2017 Performance Awards granted is based on the closing price of our common stock on the grant date. For Performance Awards issued during fiscal 2018 and fiscal 2019 (the “2018 and 2019 Performance Awards”), an employee may earn from 0% to 250% of their Target Shares based on the cumulative adjusted earnings per share achieved for the applicable performance period, which is generally three years, adjusted operating margin expansion achieved for the performance period, adjusted ROIC achieved as of the end of the performance period, and our adjusted ROIC relative to that of companies in our peer group as of the end of the performance period. The 2018 and 2019 Performance Awards cliff vest, if earned, after completion of the performance period. The fair value of the 2018 and 2019 Performance Awards granted is based on the closing price of our common stock on the grant date. Compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover. While actual forfeitures could vary significantly from those estimated, a 10% change in our estimated forfeiture rate would impact our fiscal 2020 net income by approximately $0.9 million.
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
We review all stores that have reached comparable sales status, or sooner if circumstances should dictate, on at least an annual basis.  We believe waiting this period of time allows a store to reach a maturity level where a more comprehensive analysis of financial performance can be performed. For each store that shows indications of impairment, we project future cash flows over the remaining life of the lease, adjusted for lease payments, and compare the total undiscounted cash flows to the net book value of the related long-lived assets, including ROU assets.  If the undiscounted cash flows are less than the related net book value of the long-lived assets, they are written down to their fair market value.  We primarily use discounted future cash flows directly associated with those assets to determine fair market value of long-lived assets and ROU assets.  In evaluating future cash flows, we consider external and internal factors.  External factors comprise the local environment in which the store resides, including mall traffic and competition and their effect on sales trends, as well as macroeconomic factors, such as global pandemics.  Internal factors include our ability to gauge the fashion taste of our customers, control variable costs such as cost of sales and payroll, and in certain cases, our ability to renegotiate lease costs. If external factors should change unfavorably, if actual sales should differ from our projections, or if our ability to control costs is insufficient to sustain the necessary cash flows, future impairment charges could be material.
Asset impairment charges during the First Quarter 2020 were related to underperforming stores identified in our ongoing store portfolio evaluation primarily as a result of decreased net revenues and cash flow projections resulting from the COVID-19 disruption.
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

Our cash and cash equivalents, accounts receivable, assets of the Company’s Deferred Compensation Plan, accounts payable, and revolving loan are all short-term in nature.  As such, their carrying amounts approximate fair value and fall within Level 1 of the fair value hierarchy. The Company stock included in the Deferred Compensation Plan is not subject to fair value measurement.
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
Insurance and Self-Insurance Liabilities- Based on our assessment of risk and cost efficiency, we self-insure as well as purchase insurance policies to provide for workers' compensation, general liability and property losses, cyber-security coverage, as well as directors' and officers' liability, vehicle liability, and employee medical benefits.  We estimate risks and record a liability based upon historical claim experience, insurance deductibles, severity factors, and other actuarial assumptions.  These estimates include inherent uncertainties due to the variability of the factors involved, including type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant, and governmental regulations.  While we believe that our risk assessments are appropriate, these uncertainties or a deviation in future claims trends from recent historical patterns could result in our recording additional or reduced expenses, which may be material to our results of operations.  Our historical estimates have not differed materially from actual results and a 10% difference in our insurance reserves as of May 2, 2020 would have impacted net income by approximately $0.5 million.
Recently Issued Accounting Standards
Adopted in Fiscal 2020
In August 2018, the FASB issued guidance related to the accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. We adopted this guidance in the First Quarter 2020. This adoption did not have a material impact on our consolidated financial statements.
In August 2018, the FASB issued guidance related to disclosure requirements for fair value measurement. The amendments modify current fair value measurement disclosure requirements by removing, adding, or modifying certain fair value measurement disclosures. We adopted this guidance in the First Quarter 2020. This adoption did not have a material impact on our consolidated financial statements.
In June 2016, the FASB issued guidance related to the accounting for financial instrument credit losses. The guidance provides more decision useful information about the expected credit losses on financial instruments by replacing the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We adopted this guidance in the First Quarter 2020. This adoption did not have a material impact on our consolidated financial statements.
To Be Adopted After Fiscal 2020
In December 2019, the FASB issued guidance related to the accounting for income taxes. The guidance aims to simplify the accounting for income taxes by removing certain exceptions to the general principles within the current guidance and by clarifying and amending the current guidance. The guidance is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2020. We do not expect the guidance to have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected statements of operations data expressed as a percentage of net sales. We primarily evaluate the results of our operations as a percentage of net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of net sales (i.e., “basis points”). For example, SG&A increased approximately 760 basis points to 38.6% of net sales during the First Quarter 2020 from 31.0% during the First Quarter 2019.  Accordingly, to the extent that our sales have increased at a faster rate than our costs (i.e., “leveraging”), the more efficiently we have utilized the investments we have made in our business.  Conversely, if our sales decrease or if our costs grow at a faster pace than our sales (i.e., “de-leveraging”), we have less efficiently utilized the investments we have made in our business.

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
Net sales	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization)	107.7	63.1
Gross profit (loss)	(7.7)	36.9
Selling, general, and administrative expenses	38.6	31.0
Depreciation and amortization	7.0	4.5
Asset impairment charges	14.5	0.1
Operating income (loss)	(67.8)	1.2
Income (loss) before benefit for income taxes	(68.6)	0.8
Benefit for income taxes	(23.6)	(0.3)
Net income (loss)	(45.0)%	1.1%
Number of Company-operated stores, end of period	920	971
____________________________________________
 Table may not add due to rounding.

The following table sets forth net sales by segment, for the periods indicated.

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
Net sales:	(In thousands)
The Children’s Place U.S.	$234,948	$374,657
The Children’s Place International	20,259	37,725
Total net sales	$255,207	$412,382

First Quarter 2020 Compared to the First Quarter 2019

Net sales decreased by $157.2 million, or 38.1%, to $255.2 million during the First Quarter 2020 from $412.4 million during the First Quarter 2019.  The net sales decrease of $157.2 million primarily resulted from temporary store closures on March 18, 2020 due to the COVID-19 pandemic.
We believe that our e-commerce and brick-and-mortar retail store operations are highly interdependent, with both sharing common customers purchasing from a common pool of product inventory. Accordingly, we believe that consolidated omni-channel reporting presents the most meaningful and appropriate measure of our performance, including net sales.
The Children’s Place U.S. net sales decreased $139.8 million, or 37.3%, to $234.9 million in the First Quarter 2020 compared to $374.7 million in the First Quarter 2019.  This decrease primarily resulted from temporary store closures due to the COVID-19 pandemic.
The Children’s Place International net sales decreased $17.4 million, or 46.2%, to $20.3 million in the First Quarter 2020 compared to $37.7 million in the First Quarter 2019.  The decrease resulted primarily from temporary store closures and a decrease in revenue from international franchisees due to the COVID-19 pandemic.
Total e-commerce sales, which include postage and handling, increased to 53.0% of net sales during the First Quarter 2020 from 29.2% during the First Quarter 2019 due to accelerating e-commerce demand.

Gross profit (loss) decreased by $171.7 million to $(19.7) million during the First Quarter 2020 from $152.0 million during the First Quarter 2019.  The comparability of our gross profit (loss) was impacted by an inventory provision of approximately $63.2, related to the adverse business disruption resulting from the COVID-19 pandemic, including the store closures; occupancy expense of approximately $23.1 million for our stores temporarily closed due to COVID-19; and incremental expenses, primarily personal protective equipment and incentive pay for our associates, of approximately $1.7 million. Excluding the impact of these charges, gross margin de-leveraged 990 basis points. The decrease resulted primarily from increased penetration of our e-commerce business and its higher fulfillment costs, along with the deleverage of fixed expenses resulting from the decline in sales as a result of store closures related to the COVID-19 pandemic.
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
Selling, general, and administrative expenses decreased $29.5 million to $98.5 million during the First Quarter 2020 from $128.0 million during the First Quarter 2019. The comparability of our SG&A was impacted by: payroll and benefit costs for certain employees during the period our stores were closed due to the COVID-19 pandemic, net of a payroll tax credit benefit resulting from the CARES Act, of approximately $4.2 million; restructuring costs, primarily related to severance costs for corporate associates, of approximately $3.4 million; the write-off of certain account receivables of approximately $1.0 million; and incremental operating expenses, primarily personal protective equipment for our associates, of approximately $0.7 million. Excluding the impact of these charges, SG&A de-leveraged 380 basis points due to the de-leverage of fixed expenses resulting from the decline in sales as a result of temporary store closures, partially offset by a reduction in operating expenses associated with actions taken in response to the COVID-19 pandemic.
Asset impairment charges were $37.1 million during the First Quarter 2020, including the ROU assets recorded in connection with Topic 842, primarily for 412 stores. These charges were related to underperforming stores identified in our ongoing store portfolio evaluation primarily as a result of decreased net revenues and cash flow projections resulting from the COVID-19 disruption. Asset impairment charges during the First Quarter 2019 were $0.3 million, which related to the full impairment of primarily five stores.
Depreciation and amortization was $17.9 million during the First Quarter 2020 compared to $18.6 million during the First Quarter 2019.
Benefit for income taxes was $60.2 million during the First Quarter 2020 compared to a benefit of $1.2 million during the First Quarter 2019.  Our effective tax rate was a benefit of 34.4% and 35.0% in the First Quarter 2020 and the First Quarter 2019, respectively. The First Quarter 2020 benefit was primarily driven by a favorable benefit due to the enactment of the CARES Act. The First Quarter 2019 benefit was primarily driven by an excess tax benefit related to the vesting of equity shares, which caused a benefit for income taxes in the quarter.
Net income (loss) was $(114.8) million during the First Quarter 2020 compared to income of $4.5 million during the First Quarter 2019, due to the COVID-19 pandemic and the other factors discussed above.  Earnings (loss) per diluted share was a loss of $(7.86) in the First Quarter 2020 compared to earnings of $0.28 per diluted share in the First Quarter 2019.  This decrease in earnings per share is due to the factors noted above, partially offset by a lower weighted average common shares outstanding of approximately 1.5 million, which is the result of our share repurchase program.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
In response to the COVID-19 pandemic, the Company has taken the following actions to preserve financial flexibility:
•Executing a substantial reduction and/or deferral of all non-essential expenses and capital expenditures;
•Collaborating with vendor partners to extend payment terms and balance forward inventory receipts to reflect reduced demand;
•Suspended rent payments on all of our U.S. and Canadian retail stores;
•Evaluating our options on store lease events occurring through the end of fiscal 2021, which impact approximately 70% of our current store fleet, targeting 300 additional retail store closures through fiscal 2021;
•Effective April 1, 2020, Jane Elfers, President and Chief Executive Officer, agreed to forgo 100% of her salary until further notice. In addition, the senior leadership team took a temporary 25% reduction in salary until further notice and the independent Directors of the Board unanimously approved to forgo their cash compensation until further notice;

•Effective April 5, 2020, all U.S. and Canadian field management and store associates were temporarily furloughed. We continue to furlough a portion of our U.S. and Canadian field management and store associates not supporting ship from store activities;
•Effective April 5, 2020, we instituted a combination of temporary furloughs and pay reductions for the substantial majority of our corporate staff;
•Finalized an amendment to our revolving credit facility, which increased borrowing capacity from $325 million to $360 million for a period of one year; and
•Temporarily suspended the Company’s capital return program, inclusive of share repurchases and dividends.

Our working capital needs typically follow a seasonal pattern, peaking during the third fiscal quarter based on seasonal inventory purchases.  Our primary uses of cash are for working capital requirements, which are principally inventory purchases, and the financing of capital projects, including investments in new systems, and, prior to the suspension of our capital return program, the repurchases of our common stock and payment of dividends.
Our working capital deficit increased $164.6 million to $290.8 million at May 2, 2020 compared to $126.2 million at May 4, 2019, primarily due to seasonal cash usage and the impact of the COVID-19 pandemic, partially offset by cash management. During the First Quarter 2020, we repurchased approximately 0.3 million shares for approximately $14.6 million.  During the First Quarter 2019, the Company repurchased approximately 0.3 million shares for approximately $33.3 million, inclusive of shares repurchased and surrendered to cover tax withholdings associated with the vesting of equity awards.
Our credit facility provides for borrowings up to the lesser of $360.0 million, until April 2021, when it reduces to $325 million, or our borrowing base, as defined by the credit facility agreement (see “Credit Facility” below).  At May 2, 2020, we had $234.6 million of outstanding borrowings and $88.4 million available for borrowing. In addition, at May 2, 2020, we had $6.2 million of outstanding letters of credit with an additional $43.8 million available for issuing letters of credit.
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
The Credit Agreement, which expires in May 2024, consists of a $360 million asset based revolving credit facility, that was recently increased from $325 million as a result of finalizing an amendment with lenders on April 24, 2020 to secure the Company an additional $35 million available under the accordion feature for a period of one year, and including a $25 million Canadian sublimit, with a $50 million sublimit for standby and documentary letters of credit. Revolving credit loans outstanding under the Credit Agreement bear interest, at the Company’s option, at:
(i)the prime rate plus a margin of 1.75% to 1.88% based on the amount of our average excess availability under the facility; or
(ii)the London InterBank Offered Rate, or “LIBOR”, for an interest period of one, two, three, or six months, as selected by us, plus a margin of 2.50% to 2.75% based on the amount of our average excess availability under the facility.
We are charged an unused line fee of 0.25% on the unused portion of the commitments.  Letter of credit fees range from 1.25% to 1.38% for commercial letters of credit and range from 2.00% to 2.25% for standby letters of credit.  Letter of credit fees are determined based on the amount of our average excess availability under the facility. The amount available for loans and letters of credit under the Credit Agreement is determined by a borrowing base consisting of certain credit card receivables, certain trade and franchise receivables, certain inventory, and the fair market value of certain real estate, subject to certain reserves.
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

We have capitalized an aggregate of approximately $5.3 million in deferred financing costs related to the Credit Agreement. The unamortized balance of deferred financing costs at May 2, 2020 was approximately $1.1 million. Unamortized deferred financing costs are amortized over the remaining term of the Credit Agreement.
Cash Flows/Capital Expenditures
During the First Quarter 2020, cash flows used in operating activities were $40.5 million compared to cash flows provided by operating activities of $21.2 million during the First Quarter 2019. The decrease was primarily as a result of a net loss in the quarter due to temporary store closures due to the COVID-19 pandemic, partially offset by strategic working capital management and the extension of vendor payment terms.
During the First Quarter 2020, cash flows used in investing activities were $5.6 million compared to $86.5 million during the First Quarter 2019. This change was primarily due to the Gymboree intellectual property and related assets acquisition during the First Quarter 2019 and a reduction in capital expenditures.
During the First Quarter 2020, cash flows provided by financing activities were $49.2 million compared to $62.0 million during the First Quarter 2019.  The decrease primarily resulted from a decrease in borrowings under our revolving credit facility, partially offset by a decrease in purchases of our common stock and the suspension of the payment of dividends. In March 2020, we temporarily suspended our capital return program, inclusive of share repurchases and dividends.
Our ability to continue to meet our capital requirements in fiscal 2020 depends on our cash on hand, our ability to generate cash flows from operations, and our available borrowings under our credit facility.  Cash flow generated from operations depends on our ability to achieve our financial plans.  During the First Quarter 2020, we were able to fund our capital expenditures with cash on hand supplemented by funds from our credit facility.  We believe that our existing cash on hand, cash generated from operations, and funds available to us through our credit facility will be sufficient to fund our capital and other cash requirements for the foreseeable future.
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
All derivative instruments are presented at gross fair value on the consolidated balance sheets within either prepaid expenses and other current assets or accrued expenses and other current liabilities. As of May 2, 2020, we had foreign exchange forward contracts with an aggregate notional amount of $2.7 million, and the fair value of the derivative instruments was an asset of $1.4 million.

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
Interest Rates
Our credit facility bears interest at a floating rate equal to the prime rate or LIBOR, plus a calculated spread based on our average excess availability.  As of May 2, 2020, we had $234.6 million in borrowings under our credit facility. A 10% change in the prime rate or LIBOR interest rates would not have had a material impact on our interest expense.
Foreign Assets and Liabilities
Assets and liabilities outside the United States are primarily located in Canada and Hong Kong.  Our investments in our Canadian and Hong Kong subsidiaries are considered long-term. As of May 2, 2020, net assets in Canada and Hong Kong were approximately $29.4 million and $8.4 million, respectively.  A 10% increase or decrease in the Canadian and Hong Kong exchange rates would increase or decrease the corresponding net investment by approximately $2.9 million and $0.8 million, respectively.  All changes in the net investment of our foreign subsidiaries are recorded in other comprehensive income as unrealized gains or losses.
As of May 2, 2020, we had approximately $20.9 million of our cash and cash equivalents held in foreign countries, of which approximately $12.5 million was in Canada, approximately $4.1 million was in Hong Kong, and approximately $4.3 million was in other foreign countries.
Foreign Operations
We have exchange rate exposure primarily with respect to certain revenues and expenses denominated in Canadian dollars. As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses.  Assuming a 10% change in foreign exchange rates, First Quarter 2020 net sales could have decreased or increased by approximately $1.7 million, and total costs and expenses could have decreased or increased by approximately $5.8 million.  Additionally, we have foreign currency denominated receivables and payables that when settled, result in transaction gains or losses.  At May 2, 2020, we had foreign currency denominated receivables and payables, including inter-company balances, of $8.6 million and $5.1 million, respectively.
Our Canadian subsidiary’s functional currency is the Canadian dollar but purchases inventory from suppliers in U.S. dollars. In order to mitigate the variability of cash flows associated with certain of these forecasted inventory purchases, we enter into foreign exchange forward contracts. As of May 2, 2020, we had foreign exchange forward contracts with an aggregate notional amount of $2.7 million, and the fair value of the derivative instruments was an asset of $1.4 million. Assuming a 10% change in Canadian foreign exchange rates, the fair value of these instruments could have decreased by or increased by approximately $0.3 million. Any resulting changes in the fair value of the instruments would be partially offset by changes in the underlying balance sheet positions. We do not hedge all transactions denominated in foreign currency.
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
Management, including our Chief Executive Officer and President and our Chief Operating Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of May 2, 2020. Based on that evaluation, our Chief Executive Officer and President and our Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level, as of May 2, 2020, to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive, principal accounting, and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS.

Certain legal proceedings in which we are involved are discussed in Note 12 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended February 1, 2020. See Note 10 to the accompanying consolidated financial statements for a discussion of the recent developments concerning our legal proceedings.

Item 1A.RISK FACTORS.

There have been no material changes to the risk factors disclosed in Item 1A of Part I in our Annual Report on Form 10-K for the year ended February 1, 2020, other than as set out below.
The COVID-19 pandemic has significantly disrupted and is expected to continue to significantly disrupt our business, which in turn could have a material adverse effect on our business, financial condition, and results of operations.

In December 2019, there was an outbreak of a new strain of coronavirus (“COVID-19”) that began in Wuhan, China and has since spread to the other regions of the world. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the President of the United States declared a national emergency. Federal, state, and local governments and private entities mandated various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories, and quarantining of people who may have been exposed to the virus. The COVID-19 pandemic has significantly negatively affected the global economy, significantly disrupted global supply chains, and created significant disruption of the financial and retail markets, including a significant disruption in consumer demand for children’s clothing and accessories.

The COVID-19 pandemic has had, and will likely continue to have, a significant adverse effect on our business, financial condition, and results of operations. For example:

•In March 2020, for the safety of customers and employees, we suspended retail store operations in the U.S. and Canada, which has had a significant adverse effect on the results of operations of our business. On May 19, 2020 the Company reopened stores in ten states, and we intend to continue to reopen our stores on a phased timeline, as state and local guidelines and conditions permit, taking an informed, measured approach. The decision to reopen stores is driven by a number of factors, including evaluating the safety of the Company’s customers and employees, as well as an evaluation of guidance provided by the federal, state, and local governments.

•The Company experienced reductions and volatility in demand for its retail products as customers are not able to purchase merchandise due to illness, quarantine, or government or self-imposed restrictions placed on the Company’s stores’ operations. Additionally, the Company expects that social distancing measures and changes in consumer spending behaviors due to COVID-19 may continue to impact traffic in stores after operations are resumed and such actions could result in a significant loss of sales and profit.

•The Company has experienced, and may continue to experience, significant temporary or long-term disruptions in its global supply chain, as the outbreak has resulted in travel disruptions and has significantly adversely impacted manufacturing and distribution throughout the world. The receipt of products or raw material sourced from impacted areas has been, and may continue to be, slowed or disrupted which could adversely impact the fulfillment of merchandise orders from the Company’s vendors.

 Our management has been focused on mitigating the effects of the COVID-19 pandemic, including reducing costs, inventory commitments, and capital expenditures, which has required and will continue to require, a significant investment of time and resources across our enterprise. Actions to mitigate the effects of the outbreak include:

•Executing a substantial reduction and/or deferral of all non-essential expenses and capital expenditures;
•Collaborating with vendor partners to extend payment terms and balance forward inventory receipts to reflect reduced demand;
•Suspended rent payments on all of our U.S. and Canadian retail stores;
•Evaluating our options on store lease events occurring through the end of fiscal 2021, which impact approximately 70% of our current store fleet, targeting 300 additional retail store closures through fiscal 2021;
•Effective April 1, 2020, Jane Elfers, President and Chief Executive Officer, agreed to forgo 100% of her salary until further notice. In addition, the senior leadership team took a temporary 25% reduction in salary until further notice and the independent Directors of the Board unanimously approved to forgo their cash compensation until further notice;
•Effective April 5, 2020, all U.S. and Canadian field management and store associates were temporarily furloughed. We continue to furlough a portion of our U.S. and Canadian field management and store associates not supporting ship from store activities;
•Effective April 5, 2020, we instituted a combination of temporary furloughs and pay reductions for the substantial majority of our corporate staff;
•Finalized an amendment to our revolving credit facility, which increased borrowing capacity from $325 million to $360 million for a period of one year; and
•Temporarily suspended the Company’s capital return program, inclusive of share repurchases and dividends.
These measures, other measures taken in response to the COVID-19 pandemic, and/or the significant disruptions caused by the COVID-19 pandemic may have a material adverse effect on our business, financial condition, and results of operations.

The Company cannot foresee whether the outbreak of COVID-19 will be effectively contained, nor can it predict the severity and duration of its impact. As such, impacts of COVID-19 on the Company are highly uncertain, and the Company will continue to assess the financial impacts. The significant disruption to the global economy and to the Company's business may lead to additional triggering events that may indicate that the carrying value of certain assets, including inventories, long-lived assets, and intangibles may not be recoverable. The situation is changing rapidly and future material impacts may materialize that are not yet known.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In March 2018, the Board of Directors authorized a $250 million share repurchase program (the “2018 Share Repurchase Program”). Under the Share Repurchase Program, the Company may repurchase shares on the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under the programs will depend on a variety of factors including price, corporate and regulatory requirements, and other market and business conditions. We may suspend or discontinue the program at any time, and may thereafter reinstitute purchases, all without prior announcement.

The following table provides a month-by-month summary of our share repurchase activity during the First Quarter 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs
2/2/20-2/29/20 (1)	150,450	$65.57	149,395	$98,552
3/1/20-4/4/20 (2)	95,227	45.39	95,227	94,230
4/5/20-5/2/20 (3)	17,722	23.96	17,722	93,805
Total	263,399	$55.47	262,344	$93,805
____________________________________________
(1) Consists of 1,055 shares acquired as treasury stock as directed by participants in the Company's deferred compensation plan and 4,971 shares withheld to cover taxes in conjunction with the vesting of stock awards.
(2) Consists of 1,227 shares withheld to cover taxes in conjunction with the vesting of stock awards.
(3) Consists of 17,722 shares withheld to cover taxes in conjunction with the vesting of stock awards.

Item 6. Exhibits.

The following exhibits are filed with this Quarterly Report on Form 10-Q:

10.1(+)
First amendment to amended and restated credit agreement, dated April 24, 2020, by and among the Company and The Children's Place Services Company, LLC, as borrowers The Children's Place (International), LLC, The Children's Place Canada Holdings, Inc., the childrensplace.com, inc., TCP IH II, LLC, TCP International IP Holdings, LLC and TCP International Product Holdings, LLC, as
guarantors, Wells Fargo Bank, National Association (successor by merger to Wells Fargo Retail Finance, LLC), as Administrative Agent and Collateral Agent, L/C Issuer, Swing Line Lender and as a lender and HSBC Bank USA, N.A. and JPMorgan Chase Bank, N.A., as lenders.

10.2(+)(*)	Letter Agreement dated May 25, 2020 between The Children's Place Services Company, LLC and Leah Swan.

10.3(+)(*)	Form of Performance-Based Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Plan (Senior Vice President & above).

31.1(+)	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2(+)	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32(+)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
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

THE CHILDREN’S PLACE, INC.

Date:	June 11, 2020	By:	/S/ JANE T. ELFERS
JANE T. ELFERS
Chief Executive Officer and President
(Principal Executive Officer)

Date:	June 11, 2020	By:	/S/ ROBERT HELM
ROBERT HELM
Senior Vice President, Finance and Inventory Management
(Principal Accounting Officer)