Form 10-Q
period 2020-08-01
Childrens Place, Inc.
filed 2020-09-03
CIK 1041859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
 FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2020

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

The number of shares outstanding of the registrant’s common stock with a par value of $0.10 per share, as of September 1, 2020 was 14,587,813 shares.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED AUGUST 1, 2020

PART I. FINANCIAL INFORMATION

Item 1.CONSOLIDATED FINANCIAL STATEMENTS

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	August 1, 2020	February 1, 2020	August 3, 2019
	(unaudited)		(unaudited)
	(in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$36,119	$68,487	$65,357
Accounts receivable	29,634	32,812	39,638
Inventories	381,022	327,165	386,174
Prepaid expenses and other current assets	23,085	21,416	30,258
Total current assets	469,860	449,880	521,427
Long-term assets:
Property and equipment, net	200,963	236,898	248,777
Right-of-use assets	319,796	393,820	430,145
Tradenames, net	72,892	73,291	73,456
Deferred income taxes	91,926	12,941	15,590
Other assets	12,502	14,567	14,142
Total assets	$1,167,939	$1,181,397	$1,303,537

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Revolving loan	$250,818	$170,808	$196,352
Accounts payable	279,014	213,115	236,619
Current lease liabilities	160,932	121,868	127,695
Income taxes payable	5,666	5,607	5,068
Accrued expenses and other current liabilities	113,112	83,609	108,463
Total current liabilities	809,542	595,007	674,197
Long-term liabilities:
Long-term lease liabilities	254,187	311,908	341,828
Other tax liabilities	6,811	6,782	5,043
Income taxes payable	17,589	17,589	18,939
Other long-term liabilities	18,295	14,924	14,274
Total liabilities	1,106,424	946,210	1,054,281
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—	—
Common stock, $0.10 par value, 100,000 shares authorized; 14,637, 14,762, and 15,719 issued; 14,585, 14,711, and 15,670 outstanding	1,464	1,476	1,572
Additional paid-in capital	138,350	139,041	149,140
Treasury stock, at cost (52, 51, and 49 shares)	(3,025)	(2,956)	(2,816)
Deferred compensation	3,025	2,956	2,816
Accumulated other comprehensive loss	(14,437)	(13,545)	(15,245)
Retained earnings (deficit)	(63,862)	108,215	113,789
Total stockholders’ equity	61,515	235,187	249,256
Total liabilities and stockholders’ equity	$1,167,939	$1,181,397	$1,303,537
See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
	(In thousands, except earnings and dividends per share)
Net sales	$368,923	$420,470	$624,130	$832,851
Cost of sales (exclusive of depreciation and amortization)	301,843	281,624	576,723	542,030
Gross profit	67,080	138,846	47,407	290,821
Selling, general, and administrative expenses	114,312	116,417	212,803	244,423
Depreciation and amortization	16,708	18,472	34,596	37,056
Asset impairment charges	544	121	37,635	469
Operating income (loss)	(64,484)	3,836	(237,627)	8,873
Interest expense	(2,647)	(2,321)	(4,536)	(4,120)
Interest income	8	43	57	131
Income (loss) before benefit for income taxes	(67,123)	1,558	(242,106)	4,884
Provision (benefit) for income taxes	(20,484)	35	(80,657)	(1,128)
Net income (loss)	$(46,639)	$1,523	$(161,449)	$6,012

Earnings (loss) per common share
Basic	$(3.19)	$0.10	$(11.04)	$0.38
Diluted	$(3.19)	$0.10	$(11.04)	$0.38

Weighted average common shares outstanding
Basic	14,634	15,818	14,623	15,832
Diluted	14,634	15,859	14,623	15,983

Cash dividends declared per common share	$—	$0.56	$—	$1.12

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
	(In thousands)
Net income (loss)	$(46,639)	$1,523	$(161,449)	$6,012
Other comprehensive income (loss):
Foreign currency translation adjustment	431	286	(1,092)	(397)
Change in fair value of cash flow hedges, net of income taxes	45	11	200	86
Total comprehensive income (loss)	$(46,163)	$1,820	$(162,341)	$5,701

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

Thirteen Weeks Ended August 1, 2020
						Accumulated
			Additional		Retained	Other			Total
	Common Stock		Paid-In	Deferred	Earnings	Comprehensive	Treasury Stock		Stockholders'
(in thousands, except dividends per share)	Shares	Amount	Capital	Compensation	(Deficit)	Loss	Shares	Value	Equity
BALANCE, May 2, 2020	14,581	$1,458	$135,328	$3,025	$(16,838)	$(14,913)	(52)	$(3,025)	$105,035
Vesting of stock awards	86	9	(9)						—
Stock-based compensation			3,528						3,528
Purchase and retirement of shares	(30)	(3)	(497)		(385)				(885)
Change in cumulative translation adjustment						431			431
Change in fair value of cash flow hedges, net of income taxes						45			45
Deferral of common stock into deferred compensation plan				—			—	—	—
Net income (loss)					(46,639)				(46,639)
BALANCE, August 1, 2020	14,637	$1,464	$138,350	$3,025	$(63,862)	$(14,437)	(52)	$(3,025)	$61,515

Twenty-six Weeks Ended August 1, 2020
						Accumulated
			Additional		Retained	Other			Total
	Common Stock		Paid-In	Deferred	Earnings	Comprehensive	Treasury Stock		Stockholders'
(in thousands, except dividends per share)	Shares	Amount	Capital	Compensation	(Deficit)	Loss	Shares	Value	Equity
BALANCE, February 1, 2020	14,762	$1,476	$139,041	$2,956	$108,215	$(13,545)	(51)	$(2,956)	$235,187
Vesting of stock awards	167	17	(17)						—
Stock-based compensation			4,113						4,113
Purchase and retirement of shares	(292)	(29)	(4,787)		(10,628)				(15,444)
Change in cumulative translation adjustment						(1,092)			(1,092)
Change in fair value of cash flow hedges, net of income taxes						200			200
Deferral of common stock into deferred compensation plan				69			(1)	(69)	—
Net income (loss)					(161,449)				(161,449)
BALANCE, August 1, 2020	14,637	$1,464	$138,350	$3,025	$(63,862)	$(14,437)	(52)	$(3,025)	$61,515

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

Thirteen Weeks Ended August 3, 2019
						Accumulated
			Additional			Other			Total
	Common Stock		Paid-In	Deferred	Retained	Comprehensive	Treasury Stock		Stockholders'
(in thousands, except dividends per share)	Shares	Amount	Capital	Compensation	Earnings	Loss	Shares	Value	Equity
BALANCE, May 4, 2019	15,913	$1,592	$149,435	$2,747	$144,889	$(15,542)	(48)	$(2,747)	$280,374
Vesting of stock awards	63	6	(1)						5
Stock-based compensation			3,514						3,514
Purchase and retirement of shares	(257)	(26)	(4,133)		(23,428)				(27,587)
Dividends declared ($0.56 per share)					(8,869)				(8,869)
Unvested dividends			325		(325)				—
Change in cumulative translation adjustment						286			286
Change in fair value of cash flow hedges, net of income taxes						11			11
Deferral of common stock into deferred compensation plan				69			(1)	(69)	—
Net income					1,523				1,523
BALANCE, August 3, 2019	15,719	$1,572	$149,140	$2,816	$113,789	$(15,245)	(49)	$(2,816)	$249,256

Twenty-six Weeks Ended August 3, 2019
						Accumulated
			Additional			Other			Total
	Common Stock		Paid-In	Deferred	Retained	Comprehensive	Treasury Stock		Stockholders'
(in thousands, except dividends per share)	Shares	Amount	Capital	Compensation	Earnings	Loss	Shares	Value	Equity
BALANCE, February 2, 2019	15,873	$1,588	$146,991	$2,685	$180,792	$(14,934)	(47)	$(2,685)	$314,437
Vesting of stock awards	466	46	(5)						41
Stock-based compensation			11,273						11,273
Purchase and retirement of shares	(620)	(62)	(9,659)		(53,009)				(62,730)
Dividends declared ($0.56 per share)					(17,799)				(17,799)
Unvested dividends			540		(540)				—
ASC Topic 842 Adjustment					(1,667)				(1,667)
Change in cumulative translation adjustment						(397)			(397)
Change in fair value of cash flow hedges, net of income taxes						86			86
Deferral of common stock into deferred compensation plan				131			(2)	(131)	—
Net income					6,012				6,012
BALANCE, August 3, 2019	15,719	$1,572	$149,140	$2,816	$113,789	$(15,245)	(49)	$(2,816)	$249,256

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Twenty-six Weeks Ended
	August 1, 2020	August 3, 2019
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(161,449)	$6,012
Reconciliation of net income (loss) to net cash provided by operating activities:
Non-cash portion of operating lease expense	57,345	66,387
Depreciation and amortization	34,596	37,056
Stock-based compensation	4,113	11,273
Deferred taxes	(79,031)	2,132
Asset impairment charges	37,635	469
Other	199	544
Changes in operating assets and liabilities:
Inventories	(53,644)	(82,807)
Accounts receivable and other assets	4,635	(2,197)
Prepaid expenses and other current assets	4,367	10,521
Income taxes payable, net of prepayments	(6,136)	(3,290)
Accounts payable and other current liabilities	93,634	59,301
Other long-term liabilities	(19,468)	(82,106)
Net cash provided by (used in) operating activities	(83,204)	23,295
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(14,268)	(21,840)
Acquisition of assets	—	(76,000)
Change in deferred compensation plan	159	372
Net cash used in investing activities	(14,109)	(97,468)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock, including shares surrendered for tax withholdings and transaction costs	(15,444)	(60,386)
Payment of dividends	—	(17,799)
Borrowings under revolving loan	218,278	519,757
Repayments under revolving loan	(138,269)	(372,266)
Net cash provided by financing activities	64,565	69,306
Effect of exchange rate changes on cash and cash equivalents	380	1,088
Net decrease in cash and cash equivalents	(32,368)	(3,779)
Cash and cash equivalents, beginning of period	68,487	69,136
Cash and cash equivalents, end of period	$36,119	$65,357

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Twenty-six Weeks Ended
	August 1, 2020	August 3, 2019
	(In thousands)
OTHER CASH FLOW INFORMATION:
Net cash paid (refunded) during the period for income taxes	$4,406	$(671)
Cash paid during the period for interest	4,023	2,608
Decrease in accrued purchases of property and equipment	(2,060)	(359)

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.BASIS OF PRESENTATION
Description of Business
The Children’s Place, Inc. and subsidiaries (the “Company”) is the largest pure-play children’s specialty apparel retailer in North America. The Company provides apparel, footwear, accessories, and other items for children. The Company designs, contracts to manufacture, sells at retail and wholesale, and licenses to sell trend right, high-quality merchandise predominately at value prices, primarily under our proprietary “The Children’s Place”, “Place”, “Baby Place”, and “Gymboree” brand names.
The Company classifies its business into two segments: The Children’s Place U.S. and The Children’s Place International.  Included in The Children’s Place U.S. segment are the Company’s U.S. and Puerto Rico-based stores and revenue from its U.S.- based wholesale business. Included in The Children’s Place International segment are its Canadian-based stores, revenue from the Company’s Canada wholesale business, as well as revenue from international franchisees. Each segment includes an e-commerce business located at www.childrensplace.com and www.gymboree.com.
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of August 1, 2020 and August 3, 2019, the results of its consolidated operations for the thirteen and twenty-six weeks ended August 1, 2020 and August 3, 2019, cash flows for the twenty-six weeks ended August 1, 2020 and August 3, 2019 and stockholders’ equity for the thirteen and twenty-six weeks ended August 1, 2020 and August 3, 2019. The consolidated financial position as of February 1, 2020 was derived from audited financial statements.  Due to the seasonal nature of the Company’s business, the results of operations for the twenty-six weeks ended August 1, 2020 and August 3, 2019 are not necessarily indicative of operating results for a full fiscal year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020.
In December 2019, there was an outbreak of a new strain of coronavirus (“COVID-19”) that began in Wuhan, China and has since spread to the other regions of the world. In March 2020, the World Health Organization declared COVID-19 a global pandemic, and the President of the United States declared a national emergency. Federal, state, and local governments and private entities mandated and continue to mandate various restrictions, including closures of businesses and other activities, travel restrictions, restrictions on public gatherings, stay at home orders and advisories, quarantining of people who may have been exposed to the virus, and the adoption of remote or hybrid learning models for schools. The COVID-19 pandemic has significantly negatively affected the global economy, significantly disrupted global supply chains, and created significant disruption of the financial and retail markets, including a significant disruption in consumer demand for children’s clothing and accessories. As such, the comparability of the Company’s operating results has been affected by significant adverse impacts related to the COVID-19 pandemic.

Terms that are commonly used in the Company’s notes to consolidated financial statements are defined as follows:
•Second Quarter 2020 — The thirteen weeks ended August 1, 2020
•Second Quarter 2019 — The thirteen weeks ended August 3, 2019
•Year-To-Date 2020 — The twenty-six weeks ended August 1, 2020
•Year-To-Date 2019 — The twenty-six weeks ended August 3, 2019
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
Asset impairment charges during Year-To-Date 2020 were related to underperforming stores identified in our ongoing store portfolio evaluation primarily as a result of decreased net revenues and cash flow projections resulting from the COVID-19 disruption.
Stock-based Compensation
The Company generally grants time vesting stock awards (“Deferred Awards”) and performance-based stock awards (“Performance Awards”) to employees at management levels.  The Company also grants Deferred Awards to its non-employee directors.  Deferred Awards are granted in the form of a defined number of restricted stock units that require each recipient to complete a service period. Deferred Awards generally vest ratably over three years, except for those granted to non-employee directors, which generally vest after one year. Performance Awards are granted in the form of restricted stock units which have performance criteria that must be achieved for the awards to vest (the “Target Shares”) in addition to a service period requirement. For Performance Awards, an employee may earn from 0% to 250% of their Target Shares based on the Company’s achievement of certain performance goals established at the beginning of the applicable performance period. The Performance Awards cliff vest, if earned, after completion of the applicable performance period, which is generally three years. The fair value of these Performance Awards granted is based on the closing price of our common stock on the grant date.

Stock-based compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover. Stock-based compensation expense, as it relates to Performance Awards, is also adjusted based on the probability that the performance criteria will be achieved.
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

Recently Issued Accounting Standards
Adopted in Fiscal 2020
In August 2018, the FASB issued guidance related to the accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. We adopted this guidance in the first quarter of fiscal 2020. This adoption did not have a material impact on our consolidated financial statements.
In August 2018, the FASB issued guidance related to disclosure requirements for fair value measurement. The amendments modify current fair value measurement disclosure requirements by removing, adding, or modifying certain fair value measurement disclosures. We adopted this guidance in the first quarter of fiscal 2020. This adoption did not have a material impact on our consolidated financial statements.
In June 2016, the FASB issued guidance related to the accounting for financial instrument credit losses. The guidance provides more decision useful information about the expected credit losses on financial instruments by replacing the incurred loss impairment methodology under current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We adopted this guidance in the first quarter of fiscal 2020. This adoption did not have a material impact on our consolidated financial statements.
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

The following table presents our revenues disaggregated by geography:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net sales:	(In thousands)
South	$146,345	$152,645	$244,281	$299,709
Northeast	82,937	92,240	134,767	190,143
West	55,314	67,137	92,576	129,131
Midwest	40,270	49,307	77,503	103,955
International and other	44,057	59,141	75,003	109,913
Total net sales	$368,923	$420,470	$624,130	$832,851

The Company recognizes revenue, including shipping and handling fees billed to customers, upon purchase at the Company’s retail stores or when received by the customer if the product was purchased via e-commerce, net of coupon redemptions and anticipated sales returns. The Company deferred approximately $5.7 million and $5.0 million as of August 1, 2020 and August 3, 2019, respectively, based upon estimated time of delivery, at which point control passes to the customer, and is recorded in accrued expenses and other current liabilities. Sales tax collected from customers is excluded from revenue.

For the sale of goods with a right of return, the Company recognizes revenue for the consideration it expects to be entitled to and calculates an allowance for estimated sales returns based upon the Company’s sales return experience. Adjustments to the allowance for estimated sales returns in subsequent periods are generally not material based on historical data, thereby reducing the uncertainty inherent in such estimates. The allowance for estimated sales returns, which is recorded in accrued expenses and other current liabilities, was approximately $1.3 million and $2.5 million as of August 1, 2020 and August 3, 2019, respectively.

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

The Company has a points-based customer loyalty program, in which customers earn points based on purchases and other promotional activities. These points can be redeemed for coupons to discount future purchases. A contract liability is estimated based on the standalone selling price of benefits earned by customers through the program and the related redemption experience under the program. The value of each point earned is recorded as deferred revenue and is included within accrued expenses and other current liabilities. The total contract liabilities related to this program were $3.3 million and $5.3 million as of August 1, 2020 and August 3, 2019, respectively.

The Company’s policy with respect to gift cards is to record revenue as and when the gift cards are redeemed for merchandise. The Company recognizes gift card breakage income in proportion to the pattern of rights exercised by the customer when the Company expects to be entitled to breakage and the Company determines that it does not have a legal obligation to remit the value of the unredeemed gift card to the relevant jurisdiction as unclaimed or abandoned property and is recorded within net sales. Prior to their redemption, gift cards are recorded as a liability, included within accrued expenses and other current liabilities. The total contract liability related to gift cards issued was $13.6 million and $15.7 million as of August 1, 2020 and August 3, 2019, respectively. The liability is estimated based on expected breakage that considers historical patterns of redemption. The following table provides the reconciliation of the contract liability related to gift cards:

Contract Liability
(In thousands)
Balance at February 1, 2020	$16,100
Gift cards sold	6,709
Gift cards redeemed	(7,777)
Gift card breakage	(1,475)
Balance at August 1, 2020	$13,557

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

3. LEASES
We have operating leases for retail stores, corporate offices, distribution facilities, and certain equipment. Our leases have remaining lease terms of less than 1 year up to 10 years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the lease early.

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

The Company has made an accounting policy election by class of underlying asset to not apply the recognition requirements of FASB ASC 842--Leases (“Topic 842”) to leases with an initial term of 12 months or less. Leases with an initial lease term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term.

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

As of August 1, 2020, the Company’s finance leases were not material to the consolidated balance sheets, consolidated statements of operations, or consolidated statements of cash flows.

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

The following components of lease expense are included in the Company’s consolidated statements of operations.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
	(in thousands)		(in thousands)
Operating lease cost	$39,042	$37,236	$79,194	$75,968
Variable lease cost[1]	8,692	14,829	19,825	30,766
Total lease cost	$47,734	$52,065	$99,019	$106,734
1Includes short term leases with lease periods of less than 12 months.

As of August 1, 2020, the weighted-average remaining operating lease term was 4.5 years, and the weighted-average discount rate for operating leases was 5.0%.

Cash paid for amounts included in the measurement of operating lease liabilities during Year-To-Date 2020 was approximately $55.9 million.

ROU assets obtained in exchange for new operating lease liabilities were approximately $38.0 million.

As of August 1, 2020, the stated future minimum annual lease payments under operating lease agreements were as follows:

August 1, 2020
Operating Leases
(in thousands)
Remainder of 2020	$130,356
2021	100,026
2022	78,214
2023	48,346
2024	28,942
Thereafter	69,172
Total lease payments	$455,056
Less: imputed interest	$(39,937)
Present value of lease liabilities	$415,119

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
The Company’s intangible assets include both indefinite and finite assets. Intangible assets with indefinite lives consist primarily of trademarks and acquired trade names, which are tested for impairment annually or whenever circumstances indicate that a decline in value may have occurred. The Company estimates the fair value of these intangible assets based on an income approach using the relief-from-royalty method. The Company’s finite-lived intangible assets consist primarily of customer lists and other acquisition-related assets. Finite-lived intangible assets are amortized over their estimated useful economic lives and are reviewed for impairment when factors indicate that an impairment may have occurred. The Company recognizes an impairment charge when the estimated fair value of the intangible asset is less than the carrying value.
The Company’s intangible assets were as follows as of August 1, 2020:

		August 1, 2020
	Useful life	Gross amount	Accumulated amortization	Net amount
		(in thousands)
Gymboree tradename(1)	Indefinite	$69,953	$—	$69,953
Crazy 8 tradename(1)	5 years	4,000	(1,061)	2,939
Customer databases(2)	3 years	3,000	(1,327)	1,673
Total intangibles, net		$76,953	$(2,388)	$74,565
(1)Included within Tradenames, net in the consolidated balance sheets.
(2)Included within Other assets in the consolidated balance sheets.

5. STOCKHOLDERS’ EQUITY
Share Repurchase Programs
In March 2018, the Board of Directors authorized a $250 million share repurchase program (the “2018 Share Repurchase Program”). At August 1, 2020, there was approximately $93.0 million remaining on the 2018 Share Repurchase Program. Under this program, the Company may repurchase shares on the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under a program will depend on a variety of factors including price, corporate and regulatory requirements, and other market and business conditions. The Company may suspend or discontinue a program at any time and may thereafter reinstitute purchases, all without prior announcement. In March 2020, the Company temporarily suspended share repurchases due to the COVID-19 pandemic.
Pursuant to the Company’s practice, including due to restrictions imposed by the Company’s insider trading policy during black-out periods, the Company withholds and repurchases shares of vesting stock awards and makes payments to taxing authorities as required by law to satisfy the withholding tax requirements of all equity award recipients. The Company’s payment of the withholding taxes in exchange for the surrendered shares constitutes a purchase of its common stock. The Company also acquires shares of its common stock in conjunction with liabilities owed under the Company’s Deferred Compensation Plan, which are held in treasury.
The following table summarizes the Company’s share repurchases:

	Twenty-six Weeks Ended
	August 1, 2020		August 3, 2019
	Shares	Value	Shares	Value
	(In thousands)
Shares repurchases related to:
2018 Share Repurchase Program	292	$15,444	611	$60,386
Shares acquired and held in treasury under Deferred Compensation Plan	1.1	$69	1.3	$131

In accordance with the FASB ASC 505--Equity, the par value of the shares retired is charged against common stock and the remaining purchase price is allocated between additional paid-in capital and retained earnings.  The portion charged against additional paid-in capital is determined using a pro-rata allocation based on total shares outstanding.  Related to all shares retired during Year-To-Date 2020 and Year-To-Date 2019, approximately $10.6 million and $53.0 million, respectively, were charged to retained earnings.
Dividends
In March 2020, the Company announced it had temporarily suspended its dividend payments due to the COVID-19 pandemic. During Year-To-Date 2019, $18.3 million was charged to retained earnings, of which $17.8 million related to cash dividends paid and $0.5 million related to dividend share equivalents on unvested Deferred Awards and Performance Awards.

Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the Company’s Board of Directors based on a number of factors, including business and market conditions, the Company’s financial performance, and other investment priorities.

6. STOCK-BASED COMPENSATION
The following table summarizes the Company’s stock-based compensation expense:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
	(In thousands)
Deferred Awards	$3,193	$5,595	$7,507	$9,745
Performance Awards	335	(2,081)	(3,394)	1,528
Total stock-based compensation expense (1)	$3,528	$3,514	$4,113	$11,273
____________________________________________
(1)During the Second Quarter 2020 and the Second Quarter 2019, approximately $0.9 million and $0.9 million, respectively, were included within cost of sales. During Year-To-Date 2020 and Year-To-Date 2019, approximately $1.6 million and $1.9 million, respectively, were included within cost of sales (exclusive of depreciation and amortization). All other stock-based compensation is included in selling, general, and administrative expenses.
The Company recognized a tax benefit related to stock-based compensation expense of approximately $1.1 million and $3.0 million during Year-To-Date 2020 and Year-To-Date 2019, respectively.
Changes in the Company’s Unvested Stock Awards during Year-To-Date 2020
Deferred Awards

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested Deferred Awards, beginning of period	377	$97.88
Granted	391	42.41
Vested	(163)	107.29
Forfeited	(34)	108.08
Unvested Deferred Awards, end of period	571	$56.66

Total unrecognized stock-based compensation expense related to unvested Deferred Awards approximated $25.1 million as of August 1, 2020, which will be recognized over a weighted average period of approximately 2.3 years.

Performance Awards

	Number of Shares (1)	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested Performance Awards, beginning of period	342	$99.97
Granted	144	41.64
Shares unearned (below target)	101	118.00
Vested shares	(3)	105.86
Forfeited	(19)	108.04
Unvested Performance Awards, end of period	565	$88.00
____________________________________________
(1)For those awards in which the performance period is complete, the number of unvested shares is based on actual shares that will vest upon completion of the service period.
For those awards in which the performance period is not yet complete, the number of unvested shares in the table above is based on the participants earning their Target Shares at 100%. However, the cumulative expense recognized reflects changes in the probability that the performance criteria will be achieved as they occur. Total unrecognized stock-based compensation expense related to unvested Performance Awards approximated $5.7 million as of August 1, 2020, which will be recognized over a weighted average period of approximately 2.8 years.

7. EARNINGS PER COMMON SHARE
The following table reconciles net income (loss) and share amounts utilized to calculate basic and diluted earnings (loss) per common share:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
	(In thousands)
Net income (loss)	$(46,639)	$1,523	$(161,449)	$6,012

Basic weighted average common shares	14,634	15,818	14,623	15,832
Dilutive effect of stock awards	—	41	—	151
Diluted weighted average common shares	14,634	15,859	14,623	15,983

8. PROPERTY AND EQUIPMENT
Property and equipment, net consist of the following:

	August 1, 2020	February 1, 2020	August 3, 2019
	(In thousands)
Property and equipment:
Land and land improvements	$3,403	$3,403	$3,403
Building and improvements	35,927	35,568	35,568
Material handling equipment	56,748	53,540	52,219
Leasehold improvements	228,183	285,955	301,844
Store fixtures and equipment	235,386	272,158	270,956
Capitalized software	288,934	265,610	260,266
Construction in progress	15,620	33,240	28,343
	864,201	949,474	952,599
Accumulated depreciation and amortization	(663,238)	(712,576)	(703,822)
Property and equipment, net	$200,963	$236,898	$248,777

At August 1, 2020, the Company performed impairment testing on 824 stores with a total net book value of approximately $46.8 million. During the Second Quarter 2020, the Company recorded asset impairment charges of $0.5 million primarily for six stores. During Year-To-Date 2020, the Company recorded asset impairment charges of $37.6 million, inclusive of ROU assets, primarily for 418 stores. These charges were related to underperforming stores identified in our ongoing store portfolio evaluation primarily as a result of decreased net revenues and cash flow projections resulting from the COVID-19 disruption.
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
The Credit Agreement, which expires in May 2024, consists of a $360 million asset based revolving credit facility, that was increased from $325 million as a result of finalizing an amendment with lenders on April 24, 2020 to secure the Company an additional $35 million available under the accordion feature for a period of one year, and including a $25 million Canadian sublimit, with a $50 million sublimit for standby and documentary letters of credit. Revolving credit loans outstanding under the Credit Agreement bear interest, at the Company’s option, at:
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
The Company has capitalized an aggregate of approximately $5.4 million in deferred financing costs related to the Credit Agreement. The unamortized balance of deferred financing costs at August 1, 2020 was approximately $1.0 million. Unamortized deferred financing costs are amortized over the remaining term of the Credit Agreement.
The table below presents the components of the Company’s credit facility:

	August 1, 2020	February 1, 2020	August 3, 2019
	(In millions)
Credit facility maximum	$360.0	$325.0	$325.0
Borrowing base	326.7	282.1	325.0

Outstanding borrowings	250.8	170.8	196.4
Letters of credit outstanding—standby	6.2	6.2	6.2
Utilization of credit facility at end of period	257.0	177.0	202.5

Availability (1)	$69.7	$105.1	$122.5

Interest rate at end of period	4.1%	3.4%	3.8%

	Year-To-Date 2020	Fiscal 2019	Year-To-Date 2019
Average end of day loan balance during the period	$233.1	$192.0	$176.6
Highest end of day loan balance during the period	272.2	262.5	247.5
Average interest rate	3.5%	4.0%	4.3%
____________________________________________
(1)The sublimit availability for the letters of credit was $43.8 million at August 1, 2020, February 1, 2020, and August 3, 2019.

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
The Company engaged in mediation proceedings with the plaintiffs in December 2016 and April 2017. The parties reached an agreement in principle in April 2017, and signed a definitive settlement agreement in November 2017, to settle the matter on a class basis with all individuals in the U.S. who made a qualifying purchase at The Children’s Place from February 11, 2012 through the date of preliminary approval by the court of the settlement. The settlement is subject to court approval and provides for merchandise vouchers for class members who submit valid claims, as well as payment of legal fees and expenses and claims administration expenses. The court stayed the matter, pending an appellate court ruling in another lawsuit to which the Company is not a party, from April 2, 2018 through June 17, 2019. On January 28, 2020, the court entered an order granting preliminary approval of the settlement. The settlement is also subject to the court’s final approval. The final fairness hearing occurred on July 31, 2020, and an order has not yet been issued. The settlement, if finally approved by the court, will result in the dismissal of all claims through the date of the court’s preliminary approval of the settlement. However, if the settlement is ultimately rejected by the court, the parties will likely return to litigation, and in such event, no assurance can be given as to the ultimate outcome of this matter. In connection with the proposed settlement, the Company recorded a reserve for $5.0 million in its consolidated financial statements in the first quarter of 2017.
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
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act, (“CARES Act”) was signed into law. The CARES Act includes changes that may benefit the Company such as a five-year net operating loss carryback, changes in the deductibility of interest expense, and accelerated depreciation on certain store leasehold improvements. The CARES Act also allows for the deferral of employer FICA taxes and an employee retention credit.
The Company’s effective tax rate for the Second Quarter 2020 was a benefit of 30.5% compared to an expense of 2.2% during the Second Quarter 2019. The Second Quarter 2020 benefit was primarily driven by a favorable benefit due to the enactment of the CARES Act. The effective tax rate during the Second Quarter 2019 was primarily driven by an excess tax benefit related to the vesting of equity shares during the Second Quarter 2019, which lowered the overall effective tax rate.
The Company’s effective tax rate for Year-To-Date 2020 was a benefit of 33.3%, compared to a benefit of 23.1% for Year-To-Date 2019. The Year-To-Date 2020 benefit was primarily driven by a favorable benefit due to the enactment of the CARES Act. The Year-To-Date 2019 benefit was primarily driven by an excess tax benefit related to the vesting of equity shares, which caused a benefit for income taxes for the year.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in provision for income taxes. The total amount of unrecognized tax benefits as of August 1, 2020, February 1, 2020, and August 3, 2019 were $6.8 million, $6.8 million, and $5.0 million, respectively, and is included within non-current liabilities. The Company recognized less than $0.1 million in each of the Second Quarter 2020 and the Second Quarter 2019, respectively, of additional interest expense related to its unrecognized tax benefits. During each of Year-To-Date 2020 and Year-To-Date 2019, the Company recognized less than $0.1 million of additional interest expense.
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
All derivative instruments are presented at gross fair value on the consolidated balance sheets within either prepaid expenses and other current assets or accrued expenses and other current liabilities. As of August 1, 2020, the Company had foreign exchange forward contracts with an aggregate notional amount of $9.5 million, and the fair value of the derivative instruments was an asset of $1.3 million. As these foreign exchange forward contracts are measured at fair value using observable market inputs such as forward rates, the Company’s credit risk, and our counterparties’ credit risks, they are classified within Level 2 of the fair value hierarchy. Cash settlements related to these forward contracts are recorded within cash flows from operating activities within the consolidated statements of cash flows.
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings within cost of sales (exclusive of depreciation and amortization) in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in earnings within selling, general, and administrative expenses, consistent with where the Company records realized and unrealized foreign currency gains and losses on transactions in foreign denominated currencies. There were no losses related to hedge ineffectiveness during Year-To-Date 2020. Assuming August 1, 2020 exchange rates remain constant, $0.9 million of gains, net of tax, related to hedges of these transactions are expected to be reclassified from OCI into earnings over the next 12 months. Changes in fair value associated with derivatives that are not designated and qualified as cash flow hedges are recognized as earnings within selling, general, and administrative expenses.
The Company enters into foreign exchange forward contracts with major banks and has risk exposure in the event of nonperformance by either party. However, based on our assessment, the Company believes that obligations under the contracts will be fully satisfied. Accordingly, there was no requirement to post collateral or other security to support the contracts as of August 1, 2020.

13. SEGMENT INFORMATION
In accordance with FASB ASC 280---Segment Reporting, the Company reports segment data based on geography: The Children’s Place U.S. and The Children’s Place International.  Each segment includes an e-commerce business located at www.childrensplace.com and www.gymboree.com.  Included in The Children’s Place U.S. segment are the Company’s U.S. and Puerto Rico-based stores and revenue from the Company’s U.S.-based wholesale business. Included in The Children’s Place International segment are the Company’s Canadian-based stores, revenue from the Company’s Canadian wholesale business, and revenue from international franchisees. The Company measures its segment profitability based on operating income, defined as income before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales.  The assets related to these functions are not allocated.  The Company periodically reviews these allocations and adjusts them based upon changes in business circumstances.  Net sales to external customers are derived from merchandise sales, and the Company has no major customers that account for more than 10% of its net sales.  As of August 1, 2020, The Children’s Place U.S. had 711 stores and The Children’s Place International had 113 stores. As of August 3, 2019, The Children’s Place U.S. had 840 stores and The Children’s Place International had 121 stores.
The following tables provide segment level financial information:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
	(In thousands)
Net sales(1):
The Children’s Place U.S.	$333,034	$374,725	$567,982	$749,381
The Children’s Place International (2)	35,889	45,745	56,148	83,470
Total net sales	$368,923	$420,470	$624,130	$832,851
Operating income (loss)(1):
The Children’s Place U.S.	$(62,623)	$3,433	$(221,959)	$7,593
The Children’s Place International	(1,861)	403	(15,668)	1,280
Total operating income (loss)	$(64,484)	$3,836	$(237,627)	$8,873
Operating income (loss) as a percent of net sales(1):
The Children’s Place U.S.	(18.8)%	0.9%	(39.1)%	1.0%
The Children’s Place International	(5.2)%	0.9%	(27.9)%	1.5%
Total operating income (loss) as a percent of net sales	(17.5)%	0.9%	(38.1)%	1.1%
Depreciation and amortization:
The Children’s Place U.S.	$15,594	$16,621	$31,780	$33,330
The Children’s Place International	1,114	1,851	2,816	3,726
Total depreciation and amortization	$16,708	$18,472	$34,596	$37,056
Capital expenditures:
The Children’s Place U.S.	$8,433	$10,615	$13,633	$21,415
The Children’s Place International	102	216	635	425
Total capital expenditures	$8,535	$10,831	$14,268	$21,840

____________________________________________
(1)Net sales and operating income (loss) were significantly impacted by the COVID-19 pandemic.
(2)Net sales from The Children’s Place International are primarily derived from revenues from Canadian operations.

	August 1, 2020	February 1, 2020	August 3, 2019
Total assets:	(In thousands)
The Children’s Place U.S.	$1,088,348	$1,080,665	$1,195,038
The Children’s Place International	79,591	100,732	108,499
Total assets	$1,167,939	$1,181,397	$1,303,537

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains or may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including but not limited to statements relating to the Company’s strategic initiatives. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “plan,” “project,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. These forward-looking statements are based upon the Company’s current expectations and assumptions and are subject to various risks and uncertainties that could cause actual results and performance to differ materially. Some of these risks and uncertainties are described in the Company's filings with the Securities and Exchange Commission, including in the “Risk Factors” section of its annual report on Form 10-K for the fiscal year ended February 1, 2020 and supplemented by the “Risk Factors” section of its quarterly report on Form 10-Q for the fiscal quarter ended May 2, 2020. Included among the risks and uncertainties that could cause actual results and performance to differ materially are the risk that the Company will be unsuccessful in gauging fashion trends and changing consumer preferences, the risks resulting from the highly competitive nature of the Company’s business and its dependence on consumer spending patterns, which may be affected by changes in economic conditions, the risks related to the COVID-19 pandemic, including the impact of the COVID-19 pandemic on our business or the economy in general (including decreased customer traffic, schools adopting a remote learning model, closures of businesses and other activities causing decreased demand for our products and negative impacts on our customers’ spending patterns due to decreased income or actual or perceived wealth, and the impact of the CARES Act and other legislation related to the COVID-19 pandemic, and any changes to the CARES Act or such other legislation), the risk that the Company’s strategic initiatives to increase sales and margin are delayed or do not result in anticipated improvements, the risk of delays, interruptions and disruptions in the Company’s global supply chain, including resulting from COVID-19 or other disease outbreaks, foreign sources of supply in less developed countries or more politically unstable countries, the risk that the cost of raw materials or energy prices will increase beyond current expectations or that the Company is unable to offset cost increases through value engineering or price increases, various types of litigation, including class action litigations brought under consumer protection, employment, and privacy and information security laws and regulations, the imposition of regulations affecting the importation of foreign-produced merchandise, including duties and tariffs, and the uncertainty of weather patterns. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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
Terms that are commonly used in our management’s discussion and analysis of financial condition and results of operations are defined as follows:
•Second Quarter 2020 — The thirteen weeks ended August 1, 2020
•Second Quarter 2019 — The thirteen weeks ended August 3, 2019
•Year-To-Date 2020 — The twenty-six weeks ended August 1, 2020
•Year-To-Date 2019 — The twenty-six weeks ended August 3, 2019
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
We are the largest pure-play children’s specialty apparel retailer in North America. We design, contract to manufacture, sell at retail and wholesale, and license to sell, trend right, high quality merchandise predominately at value prices, primarily under our proprietary “The Children's Place”, “Place”, “Baby Place”, and “Gymboree” brand names. As of August 1, 2020, we had 824 stores across North America, our e-commerce businesses at www.childrensplace.com and www.gymboree.com, and had 276 international points of distribution with our eight franchise partners in 19 countries.

Segment Reporting
In accordance with the “Segment Reporting” topic of the FASB ASC, we report segment data based on geography: The Children’s Place U.S. and The Children’s Place International.  Each segment includes an e-commerce business located at www.childrensplace.com and www.gymboree.com.  Included in The Children’s Place U.S. segment are our U.S. and Puerto Rico-based stores and revenue from our U.S.-based wholesale business. Included in The Children’s Place International segment are our Canadian- based stores, revenue from the Company’s Canadian wholesale business, as well as revenue from international franchisees. We measure our segment profitability based on operating income, defined as income before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales.  The assets related to these functions are not allocated.  We periodically review these allocations and adjust them based upon changes in business circumstances.  Net sales from external customers are derived from merchandise sales, and we have no major customers that account for more than 10% of our net sales.  As of August 1, 2020, The Children’s Place U.S. had 711 stores and The Children’s Place International had 113 stores. As of August 3, 2019, The Children’s Place U.S. had 840 stores and The Children’s Place International had 121 stores.
Recent Developments
The COVID-19 pandemic has significantly impacted regions all around the world, resulting in restrictions and shutdowns implemented by national, state, and local authorities and private entities, leading to significant adverse economic conditions and business disruptions, as well as significant volatility in global financial and retail markets. Federal, state, and local governments worldwide have imposed and continue to impose varying degrees of preventative and protective actions, such as travel bans, restrictions on public gatherings, forced closures of businesses and other activities, the adoption of remote or hybrid learning models for schools, and stay-at-home orders, all in an effort to reduce the spread of the virus. In addition, certain mall owners have restricted hours of operation and the number of people permitted in stores. Such factors, among others, have resulted in a significant decline in retail traffic and consumer spending on discretionary items.
As a result of the impact of the COVID-19 pandemic, we have experienced significant business disruption, and on March 18, 2020, we temporarily closed all of our stores across the U.S. and Canada. We re-opened the majority of our stores during the last two weeks of June and, as of August 1, 2020, we had 771 stores open, representing 94 percent of our total fleet. Our distribution centers remain open and operating to support our e-commerce business, which has increased since the temporary store closures.

In response to the COVID-19 pandemic, we have taken the following actions designed to preserve our financial flexibility:
•Executing a substantial reduction and/or deferral of all non-essential expenses and capital expenditures;
•Collaborating with vendor partners to extend payment terms and balance forward inventory receipts to reflect reduced demand;
•Temporarily suspended rent payments on all of our U.S. and Canadian retail stores during the first quarter of fiscal 2020 and resumed rent payments on a modified basis as stores began to re-open during the Second Quarter 2020. We are negotiating with our landlords regarding the suspended rent payments and the modified rent payments;
•Evaluating our options on store lease events occurring through the end of fiscal 2021, which impact approximately 65% of our current store fleet. We are targeting 300 retail store closures through fiscal 2021 with a target of 200 store closures in fiscal 2020, inclusive of the 102 stores permanently closed in the first half of fiscal 2020, and 100 store closures in fiscal 2021;
•Effective April 1, 2020, Jane Elfers, President and Chief Executive Officer, agreed to forgo 100% of her salary. In addition, the senior leadership team took a 25% reduction in salary and the independent Directors of the Board unanimously approved to forgo their cash compensation. Effective June 28, 2020, the base salaries of the executives noted above and the cash compensation of the independent Directors of the Board were reinstated to 100% of pre-reduction levels;
•Effective April 5, 2020, all U.S. and Canadian field management and store associates were temporarily furloughed, with the Company continuing to provide health benefits, until needed to support ship-from-store activities or stores were re-opened;
•Effective April 5, 2020, we instituted a combination of temporary furloughs and pay reductions for the substantial majority of our corporate staff. During the Second Quarter 2020 a majority of our furloughed employees returned to work and effective June 28, 2020, salaries were reinstated to 100% of pre-reduction levels;
•Finalized an amendment to our revolving credit facility, which increased borrowing capacity from $325 million to $360 million for a period of one year; and

•Temporarily suspended the Company’s capital return program, inclusive of share repurchases and dividends.
Operating Highlights
Net sales decreased by $51.6 million, or 12.3%, to $368.9 million during the Second Quarter 2020 from $420.5 million during the Second Quarter 2019.  The net sales decrease of $51.6 million primarily resulted from the impact of temporary store closures, along with a decrease in back to school sales beginning in mid-July, partially offset by increased e-commerce sales.
  Gross profit decreased by $71.7 million to $67.1 million during the Second Quarter 2020 from $138.8 million during the Second Quarter 2019.  The comparability of our gross profit was impacted by occupancy expense of approximately $23.9 million for our stores temporarily closed due to COVID-19 and incremental expenses, including personal protective equipment and incentive pay for our associates, of approximately $2.7 million. Excluding the impact of these charges, gross margin de-leveraged 760 basis points. The decrease resulted primarily from higher fulfillment costs related to meaningfully higher levels of ship-from-store activity related to strong digital demand.
Selling, general, and administrative expenses decreased $2.1 million to $114.3 million during the Second Quarter 2020 from $116.4 million during the Second Quarter 2019. The comparability of our SG&A was impacted by incremental operating expenses, including personal protective equipment for our associates, of approximately $7.1 million and restructuring costs of approximately $3.0 million. Excluding the impact of these charges, SG&A de-leveraged 60 basis points due to the de-leverage of fixed expenses resulting from the decline in sales, partially offset by a reduction in operating expenses associated with actions taken in response to the COVID-19 pandemic.
Provision (benefit) for income taxes was a benefit of $(20.5) million during the Second Quarter 2020 compared to an expense of $35 thousand during the Second Quarter 2019.  Our effective tax rate was a benefit of 30.5% compared to expense of 2.2% in the Second Quarter 2020 and the Second Quarter 2019, respectively. The Second Quarter 2020 benefit was primarily driven by a favorable benefit due to the enactment of the CARES Act. The effective tax rate during the Second Quarter 2019 was primarily driven by an excess tax benefit related to the vesting of equity shares during the Second Quarter 2019, which lowered the overall effective tax rate.
Net income (loss) was a loss of $(46.6) million during the Second Quarter 2020 compared to income of $1.5 million during the Second Quarter 2019, due to the COVID-19 pandemic and other factors discussed above.  Earnings (loss) per diluted share was a loss of $(3.19) in the Second Quarter 2020 compared to earnings of $0.10 per diluted share in the Second Quarter 2019.  This decrease in earnings per share is due to the factors noted above, partially offset by a lower weighted average common shares outstanding of approximately 1.2 million, which is the result of our share repurchase program, prior to its suspension.
Although we are facing a period of uncertainty regarding the future impact of the COVID-19 pandemic, we continue to focus on our key strategic growth initiatives--superior product, business transformation through technology, and fleet optimization.
Focus on product remains our top priority. We reintroduced the iconic Gymboree brand in February 2020 on an enhanced Gymboree website and in co-branded locations in over 200 Company stores in the U.S. and Canada by designing, sourcing, and merchandising Spring 2020 collections.
The transformation of our digital capabilities continues to expand with the development of a completely redesigned responsive site and mobile application, providing an online shopping experience geared towards the needs of our “on-the-go” mobile customers, expanded customer personalization, which delivers unique, relevant content designed to drive sales, loyalty and retention, and the ability to have our entire store fleet equipped with ship-from-store capabilities. Also, in response to increased digital demand, including as a result of the COVID-19 pandemic, the Company has increased and will continue to increase the utilization of its third-party logistics provider to further support both our U.S. and Canadian e-commerce operations.
We continue to evaluate our store fleet as part of our fleet optimization initiative. We have closed 373 stores, including the 102 stores closed during Year-To-Date 2020, since the announcement of this initiative. Our fleet optimization strategy has resulted in an average lease life of approximately two years with approximately 65% of our stores having a lease event by the end of fiscal 2021. As accelerated demand for online purchasing has increased our digital business, partly as a result of COVID-19, we have accelerated our planned store closures and are targeting 300 retail store closures through fiscal 2021 with a target of 200 store closures in fiscal 2020, inclusive of the 102 stores permanently closed in the first half of fiscal 2020, and 100 store closures in fiscal 2021.
During Year-To-Date 2020, we repurchased approximately 0.3 million shares for approximately $15.4 million, inclusive of shares surrendered to cover tax withholdings associated with the vesting of equity awards. As of August 1, 2020, there was approximately $93.0 million in aggregate remaining pursuant to the 2018 Share Repurchase Program. In March 2020, we announced a temporary suspension of our capital return program, inclusive of share repurchases and dividends.

We have subsidiaries whose operating results are based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars. The table below summarizes those average translation rates that most impact our operating results:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Average Translation Rates (1)
Canadian Dollar	0.7313	0.7537	0.7294	0.7521
Hong Kong Dollar	0.1290	0.1277	0.1289	0.1276
China Yuan Renminbi	0.1416	0.1453	0.1419	0.1471
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
Reserves for inventory shrinkage, representing the risk of physical loss of inventory, are estimated based on historical experience and are adjusted based upon physical inventory counts. A 0.5% difference in our shrinkage rate as a percentage of cost of goods sold could impact each quarter’s net income by approximately $0.6 million.
Stock-Based Compensation
We account for stock-based compensation according to the provisions of FASB ASC 718--Compensation-Stock Compensation.
Time Vesting and Performance-Based Awards
We generally grant time vesting and performance-based stock awards to employees at management levels and above.  We also grant time vesting stock awards to our non-employee directors.  Time vesting awards are granted in the form of restricted stock units that require each recipient to complete a service period (“Deferred Awards”). Deferred Awards granted to employees generally vest ratably over three years. Deferred Awards granted to non-employee directors generally vest after one year. Performance-based stock awards are granted in the form of restricted stock units which have a performance criteria that must be achieved for the awards to be earned in addition to a service period requirement (“Performance Awards”), and each Performance Award has a defined number of shares that an employee can earn (the “Target Shares”). With the approval of the Board’s Compensation Committee, the Company may settle vested Deferred Awards and Performance Awards to the employee in shares, in a cash amount equal to the market value of such shares at the time all requirements for delivery of the award have been met, or in part shares and cash. Performance Awards are granted in the form of restricted stock units which have performance criteria that must be achieved for the awards to vest (the “Target Shares”) in addition to a service period requirement. For Performance Awards, an employee may earn from 0% to 250% of their Target Shares based on the Company’s achievement of certain performance goals established at the beginning of the applicable performance period. The Performance Awards cliff vest, if earned, after completion of the applicable performance period, which is generally three years. The fair value of these Performance Awards granted is based on the closing price of our common stock on the grant date. Compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover. While actual forfeitures could vary significantly from those estimated, a 10% change in our estimated forfeiture rate would impact our fiscal 2020 net income by approximately $0.9 million.
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
Asset impairment charges during Year-To-Date 2020 were related to underperforming stores identified in our ongoing store portfolio evaluation primarily as a result of decreased net revenues and cash flow projections resulting from the COVID-19 disruption.
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
Insurance and Self-Insurance Liabilities
Based on our assessment of risk and cost efficiency, we self-insure as well as purchase insurance policies to provide for workers’ compensation, general liability and property losses, cyber-security coverage, as well as directors’ and officers’ liability, vehicle liability, and employee medical benefits.  We estimate risks and record a liability based upon historical claim experience, insurance deductibles, severity factors, and other actuarial assumptions.  These estimates include inherent uncertainties due to the variability of the factors involved, including type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant, and governmental regulations.  While we believe that our risk assessments are appropriate, these uncertainties or a deviation in future claims trends from recent historical patterns could result in our recording additional or reduced expenses, which may be material to our results of operations.  Our historical estimates have not differed materially from actual results and a 10% difference in our insurance reserves as of August 1, 2020 would have impacted net income by approximately $0.5 million.

Recently Issued Accounting Standards
Adopted in Fiscal 2020
In August 2018, the FASB issued guidance related to the accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. We adopted this guidance in the first quarter of fiscal 2020. This adoption did not have a material impact on our consolidated financial statements.
In August 2018, the FASB issued guidance related to disclosure requirements for fair value measurement. The amendments modify current fair value measurement disclosure requirements by removing, adding, or modifying certain fair value measurement disclosures. We adopted this guidance in the first quarter of fiscal 2020. This adoption did not have a material impact on our consolidated financial statements.
In June 2016, the FASB issued guidance related to the accounting for financial instrument credit losses. The guidance provides more decision useful information about the expected credit losses on financial instruments by replacing the incurred loss impairment methodology under current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We adopted this guidance in the first quarter of fiscal 2020. This adoption did not have a material impact on our consolidated financial statements.
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

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, selected statements of operations data expressed as a percentage of net sales. We primarily evaluate the results of our operations as a percentage of net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of net sales (i.e., “basis points”). For example, SG&A increased approximately 330 basis points to 31.0% of net sales during the Second Quarter 2020 from 27.7% during the Second Quarter 2019.  Accordingly, to the extent that our sales have increased at a faster rate than our costs (i.e., “leveraging”), the more efficiently we have utilized the investments we have made in our business.  Conversely, if our sales decrease or if our costs grow at a faster pace than our sales (i.e., “de-leveraging”), we have less efficiently utilized the investments we have made in our business.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization)	81.8	67.0	92.4	65.1
Gross profit	18.2	33.0	7.6	34.9
Selling, general, and administrative expenses	31.0	27.7	34.1	29.3
Depreciation and amortization	4.5	4.4	5.5	4.4
Asset impairment charges	0.1	—	6.0	0.1
Operating income (loss)	(17.5)	0.9	(38.1)	1.1
Income (loss) before benefit for income taxes	(18.2)	0.4	(38.8)	0.6
Provision (benefit) for income taxes	(5.6)	—	(12.9)	(0.1)
Net income (loss)	(12.6)%	0.4%	(25.9)%	0.7%
Number of Company-operated stores, end of period	824	961	824	961
____________________________________________
 Table may not add due to rounding.

The following table sets forth net sales by segment, for the periods indicated.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net sales:	(In thousands)
The Children’s Place U.S.	$333,034	$374,725	$567,982	$749,381
The Children’s Place International	35,889	45,745	56,148	83,470
Total net sales	$368,923	$420,470	$624,130	$832,851

Second Quarter 2020 Compared to the Second Quarter 2019

Net sales decreased by $51.6 million, or 12.3%, to $368.9 million during the Second Quarter 2020 from $420.5 million during the Second Quarter 2019.  The net sales decrease of $51.6 million primarily resulted from the impact of temporary store closures, along with a decrease in back to school sales beginning in mid-July, partially offset by increased e-commerce sales.
We believe that our e-commerce and brick-and-mortar retail store operations are highly interdependent, with both sharing common customers purchasing from a common pool of product inventory. Accordingly, we believe that consolidated omni-channel reporting presents the most meaningful and appropriate measure of our performance, including net sales.
The Children’s Place U.S. net sales decreased $41.7 million, or 11.1%, to $333.0 million in the Second Quarter 2020 compared to $374.7 million in the Second Quarter 2019.  This decrease primarily resulted from the impact of temporary store closures, along with a decrease in back to school sales beginning in mid-July, partially offset by increased e-commerce sales.

The Children’s Place International net sales decreased $9.8 million, or 21.4%, to $35.9 million in the Second Quarter 2020 compared to $45.7 million in the Second Quarter 2019.  This decrease primarily resulted from temporary store closures and a decrease in revenue from international franchisees due to the COVID-19 pandemic.
Total e-commerce sales, which include postage and handling, increased to 71.0% of net sales during the Second Quarter 2020 from 28.6% during the Second Quarter 2019.
Gross profit decreased by $71.7 million to $67.1 million during the Second Quarter 2020 from $138.8 million during the Second Quarter 2019.  The comparability of our gross profit was impacted by occupancy expense of approximately $23.9 million for our stores temporarily closed due to COVID-19 and incremental expenses, including personal protective equipment and incentive pay for our associates, of approximately $2.7 million. Excluding the impact of these charges, gross margin de-leveraged 760 basis points. The decrease resulted primarily from higher fulfillment costs related to meaningfully higher levels of ship-from-store activity related to strong digital demand.
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
Selling, general, and administrative expenses decreased $2.1 million to $114.3 million during the Second Quarter 2020 from $116.4 million during the Second Quarter 2019. The comparability of our SG&A was impacted by incremental operating expenses, including personal protective equipment for our associates, of approximately $7.1 million and restructuring costs of approximately $3.0 million. Excluding the impact of these charges, SG&A de-leveraged 60 basis points due to the de-leverage of fixed expenses resulting from the decline in sales, partially offset by a reduction in operating expenses associated with actions taken in response to the COVID-19 pandemic.
Asset impairment charges were $0.5 million during the Second Quarter 2020, primarily related to six stores. Asset impairment charges during the Second Quarter 2019 were $0.1 million, primarily related to the full impairment of two stores.
Depreciation and amortization was $16.7 million during the Second Quarter 2020 compared to $18.5 million during the Second Quarter 2019 primarily reflecting decreased depreciation associated with the write-off of store fixed assets as a result of the impairment charge incurred in the first quarter of 2020.
Provision (benefit) for income taxes was a benefit of $(20.5) million during the Second Quarter 2020 compared to an expense of $35 thousand during the Second Quarter 2019.  Our effective tax rate was a benefit of 30.5% and expense of 2.2% in the Second Quarter 2020 and the Second Quarter 2019, respectively. The Second Quarter 2020 benefit was primarily driven by a favorable benefit due to the enactment of the CARES Act. The effective tax rate during the Second Quarter 2019 was primarily driven by an excess tax benefit related to the vesting of equity shares during the Second Quarter 2019, which lowered the overall effective tax rate.
Net income (loss) was a loss of $(46.6) million during the Second Quarter 2020 compared to income of $1.5 million during the Second Quarter 2019, due to the factors discussed above.  Earnings per diluted share was a loss of $(3.19) in the Second Quarter 2020 compared to earnings of $0.10 per diluted share in the Second Quarter 2019.  This decrease in earnings per share is due to the factors noted above, partially offset by a lower weighted average common shares outstanding of approximately 1.2 million, which is the result of our share repurchase program.

Year-To-Date 2020 Compared to the Year-To-Date 2019
Net sales decreased by $208.8 million, or 25.1%, to $624.1 million during Year-To-Date 2020 from $832.9 million during Year-To-Date 2019.  The net sales decrease of $208.8 million primarily resulted from temporary store closures due to the COVID-19 pandemic, partially offset by increased e-commerce sales.
We believe that our e-commerce and brick-and-mortar retail store operations are highly interdependent, with both sharing common customers purchasing from a common pool of product inventory. Accordingly, we believe that consolidated omni-channel reporting presents the most meaningful and appropriate measure of our performance, including net sales.
The Children’s Place U.S. net sales decreased $181.4 million, or 24.2%, to $568.0 million during Year-To-Date 2020 compared to $749.4 million during Year-To-Date 2019.  This decrease primarily resulted from temporary store closures due to the COVID-19 pandemic, partially offset by increased e-commerce sales.
The Children’s Place International net sales decreased $27.4 million, or 32.8%, to $56.1 million during Year-To-Date 2020 compared to $83.5 million during Year-To-Date 2019.  This decrease primarily resulted from temporary store closures and a decrease in revenue from international franchisees due to the COVID-19 pandemic.

Total e-commerce sales, which include postage and handling, increased to 63.6% of net sales during Year-To-Date 2020 from 28.9% during Year-To-Date 2019.
Gross profit decreased by $243.4 million to $47.4 million during Year-To-Date 2020 from $290.8 million during Year-To-Date 2019.  The comparability of our gross profit was impacted by an inventory provision of approximately $63.2 million, related to the adverse business disruption resulting from the COVID-19 pandemic, including the store closures; occupancy expense of approximately $47.1 million for our stores temporarily closed due to COVID-19; and incremental expenses, including personal protective equipment and incentive pay for our associates, of approximately $4.4 million. Excluding the impact of these charges, gross margin de-leveraged 890 basis points. The decrease resulted primarily from higher fulfillment costs related to meaningfully higher levels of ship-from-store activity related to strong digital demand.
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
Selling, general, and administrative expenses decreased $31.6 million to $212.8 million during Year-To-Date 2020 from $244.4 million during Year-To-Date 2019. The comparability of our SG&A was impacted by incremental expenses, including personal protective equipment and incentive pay for our associates, of approximately $7.8 million, restructuring costs, primarily related to severance costs for corporate and store associates, of approximately $6.4 million, payroll and benefit costs for certain employees during the period our stores were closed due to the COVID-19 pandemic, net of a payroll tax credit benefit resulting from the CARES Act, of approximately $4.2 million, and the write-off of certain account receivables of approximately $1.1 million. Excluding the impact of these charges, SG&A de-leveraged 160 basis points due to the de-leverage of fixed expenses resulting from the decline in sales, partially offset by a reduction in operating expenses associated with actions taken in response to the COVID-19 pandemic.
Asset impairment charges were $37.6 million during Year-To-Date 2020, including the ROU assets recorded in connection with Topic 842, primarily for 418 stores. These charges were related to underperforming stores identified in our ongoing store portfolio evaluation primarily as a result of decreased net revenues and cash flow projections resulting from the COVID-19 disruption. Asset impairment charges were $0.5 million during Year-To-Date 2019, primarily related to the full impairment of seven stores.
Depreciation and amortization was $34.6 million during Year-To-Date 2020 compared to $37.1 million during Year-To-Date 2019 primarily reflecting decreased depreciation associated with the write-off of store fixed assets as a result of the impairment charge incurred in the first quarter of fiscal 2020.
Benefit for income taxes was a benefit of $80.7 million during Year-To-Date 2020 compared to a benefit of $1.1 million during Year-To-Date 2019.  Our effective tax rate was a benefit of 33.3% and 23.1% during Year-To-Date 2020 and Year-To-Date 2019, respectively. The Year-To-Date 2020 benefit was primarily driven by a favorable benefit due to the enactment of the CARES Act. The Year-To-Date 2019 benefit was primarily driven by an excess tax benefit related to the vesting of equity shares, which caused a benefit for income taxes for the year.
Net income (loss) was a loss of $(161.4) million during Year-To-Date 2020 compared to income of $6.0 million during Year-To-Date 2019, due to the factors discussed above.  Earnings per diluted share was a loss of $(11.04) during Year-To-Date 2020 compared to earnings of $0.38 per diluted share during Year-To-Date 2019.  This decrease in earnings per share is due to the factors noted above, partially offset by a lower weighted average common shares outstanding of approximately 1.4 million, which is the result of our share repurchase program.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
In response to the COVID-19 pandemic, the Company has taken the following actions to preserve financial flexibility:
•Executing a substantial reduction and/or deferral of all non-essential expenses and capital expenditures;
•Collaborating with vendor partners to extend payment terms and balance forward inventory receipts to reflect reduced demand;
•Temporarily suspended rent payments on all of our U.S. and Canadian retail stores during the first quarter of fiscal 2020 and resumed rent payments on a modified basis as stores began to re-open during the Second Quarter 2020. We are negotiating with our landlords regarding the suspended rent payments and the modified rent payments;
•Evaluating our options on store lease events occurring through the end of fiscal 2021, which impact approximately 65% of our current store fleet. We are targeting 300 retail store closures through fiscal 2021 with a target of 200 store closures in fiscal 2020, inclusive of the 102 stores permanently closed in the first half of fiscal 2020, and 100 store closures in fiscal 2021;
•Effective April 1, 2020, Jane Elfers, President and Chief Executive Officer, agreed to forgo 100% of her salary. In addition, the senior leadership team took a 25% reduction in salary and the independent Directors of the Board unanimously approved to forgo their cash compensation. Effective June 28, 2020, the base salaries of the executives noted above and the cash compensation of the independent Directors of the Board were reinstated to 100% of pre-reduction levels;
•Effective April 5, 2020, all U.S. and Canadian field management and store associates were temporarily furloughed, with the Company continuing to provide health benefits, until needed to support ship-from-store activities or stores were re-opened;
•Effective April 5, 2020, we instituted a combination of temporary furloughs and pay reductions for the substantial majority of our corporate staff. During the Second Quarter 2020 a majority of our furloughed employees returned to work and effective June 28, 2020, salaries were reinstated to 100% of pre-reduction levels;
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
Our working capital deficit increased $186.9 million to a deficit of $339.7 million at August 1, 2020 compared to a working capital deficit of $152.8 million at August 3, 2019, primarily due to seasonal cash usage and the impact of the COVID-19 pandemic, partially offset by cash management. During Year-To-Date 2020, prior to the suspension of our capital return program, we repurchased approximately 0.3 million shares for approximately $15.4 million.  During Year-To-Date 2019, we repurchased approximately 0.6 million shares for approximately $60.4 million, inclusive of shares repurchased and surrendered to cover tax withholdings associated with the vesting of equity awards.
Our credit facility provides for borrowings up to the lesser of $360 million, until April 2021, when it reduces to $325 million, or our borrowing base, as defined by the credit facility agreement (see “Credit Facility” below).  At August 1, 2020, we had $250.8 million of outstanding borrowings and $69.7 million available for borrowing. In addition, at August 1, 2020, we had $6.2 million of outstanding letters of credit with an additional $43.8 million available for issuing letters of credit.
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
We have capitalized an aggregate of approximately $5.4 million in deferred financing costs related to the Credit Agreement. The unamortized balance of deferred financing costs at August 1, 2020 was approximately $1.0 million. Unamortized deferred financing costs are amortized over the remaining term of the Credit Agreement.
Cash Flows/Capital Expenditures
During Year-To-Date 2020, cash flows used in operating activities were $83.2 million compared to cash flows provided by operating activities of $23.3 million during Year-To-Date 2019. The decrease was primarily as a result of a net loss in the year due to temporary store closures due to the COVID-19 pandemic, partially offset by strategic working capital management and the extension of vendor payment terms.
During Year-To-Date 2020, cash flows used in investing activities were $14.1 million compared to $97.5 million during Year-To-Date 2019. This change was primarily due to the Gymboree intellectual property and related assets acquisition during Year-To-Date 2019 and a reduction in capital expenditures during Year-To-Date 2020 compared to Year-To-Date 2019.
During Year-To-Date 2020, cash flows provided by financing activities were $64.6 million compared to $69.3 million during Year-To-Date 2019.  The decrease primarily resulted from a decrease in borrowings under our revolving credit facility, partially offset by a decrease in purchases of our common stock and the suspension of the payment of dividends. In March 2020, we temporarily suspended our capital return program, inclusive of share repurchases and dividends.
  Our ability to continue to meet our capital requirements in fiscal 2020 depends on our cash on hand, our ability to generate cash flows from operations, and our available borrowings under our credit facility. Cash flow generated from operations depends on our ability to achieve our financial plans. During Year-To-Date 2020, we were able to fund our capital expenditures with cash on hand supplemented by funds from our credit facility. We believe that our existing cash on hand, cash generated from operations, and funds available to us through our credit facility will be sufficient to fund our capital and other cash requirements for the foreseeable future.
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
All derivative instruments are presented at gross fair value on the consolidated balance sheets within either prepaid expenses and other current assets or accrued expenses and other current liabilities. As of August 1, 2020, we had foreign exchange forward contracts with an aggregate notional amount of $9.5 million, and the fair value of the derivative instruments was an asset of $1.3 million.

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

Interest Rates
Our credit facility bears interest at a floating rate equal to the prime rate or LIBOR, plus a calculated spread based on our average excess availability.  As of August 1, 2020, we had $250.8 million in borrowings under our credit facility. A 10% change in the prime rate or LIBOR interest rates would not have had a material impact on our interest expense.
Foreign Assets and Liabilities
Assets and liabilities outside the United States are primarily located in Canada and Hong Kong.  Our investments in our Canadian and Hong Kong subsidiaries are considered long-term. As of August 1, 2020, net assets in Canada and Hong Kong were approximately $29.8 million and $19.1 million, respectively.  A 10% increase or decrease in the Canadian and Hong Kong exchange rates would increase or decrease the corresponding net investment by approximately $3.0 million and $1.9 million, respectively.  All changes in the net investment of our foreign subsidiaries are recorded in other comprehensive income as unrealized gains or losses.
As of August 1, 2020, we had approximately $29.5 million of our cash and cash equivalents held in foreign countries, of which approximately $6.4 million was in Canada, approximately $17.9 million was in Hong Kong, and approximately $5.2 million was in other foreign countries.
Foreign Operations
We have exchange rate exposure primarily with respect to certain revenues and expenses denominated in Canadian dollars. As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses.  Assuming a 10% change in foreign exchange rates, Year-To-Date 2020 net sales could have decreased or increased by approximately $5.0 million, and total costs and expenses could have decreased or increased by approximately $9.6 million.  Additionally, we have foreign currency denominated receivables and payables that when settled, result in transaction gains or losses.  At August 1, 2020, we had foreign currency denominated receivables and payables, including inter-company balances, of $12.5 million and $5.0 million, respectively.
We import a vast majority of our merchandise from foreign countries. Consequently, any significant or sudden change in these foreign countries’ political, foreign trade, financial, banking or currency policies and practices, or the occurrence of significant labor unrest, could have a material adverse impact on our financial position, results of operations, and cash flows.

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
Management, including our Chief Executive Officer and President and our Chief Operating Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of August 1, 2020. Based on that evaluation, our Chief Executive Officer and President and our Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level, as of August 1, 2020, to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive, principal accounting, and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

Item 1A.RISK FACTORS.

There were no material changes to the risk factors disclosed in Item 1A of Part I in our Annual Report on Form 10-K for the year ended February 1, 2020 and in Item 1A of Part II in our Quarterly Report on Form 10-Q for the quarter ended May 2, 2020 other than set forth below:
The COVID-19 pandemic has significantly disrupted, and is expected to continue to significantly disrupt, our business, which in turn could have a material adverse effect on our business, financial condition, and results of operations.

In December 2019, there was an outbreak of a new strain of coronavirus (“COVID-19”) that began in Wuhan, China and has since spread to the other regions of the world. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the President of the United States declared a national emergency. Federal, state, and local governments and private entities mandated, and continue to mandate, various restrictions, including closures of businesses and other activities, travel restrictions, restrictions on public gatherings, stay at home orders and advisories, quarantining of people who may have been exposed to the virus, and the adoption of remote or hybrid learning models for schools. The COVID-19 pandemic has significantly negatively affected the global economy, significantly disrupted global supply chains, and created significant disruption of the financial and retail markets, including a significant disruption in consumer demand for children’s clothing and accessories.

The COVID-19 pandemic has had, and will likely continue to have, a significant adverse effect on our business, financial condition, and results of operations. For example:

•In March 2020, for the safety of customers and employees, we suspended retail store operations in the U.S. and Canada, which has had a significant adverse effect on the results of operations and the financial condition of our business. On May 19, 2020 the Company reopened stores in ten states, and reopened the majority of the remaining stores during the last two weeks of June. As of August 1, 2020, the Company had 771 of its 824 stores open to the public. The decision to reopen stores is driven by a number of factors, including evaluating the safety of the Company’s customers and employees, as well as an evaluation of guidance provided by the federal, state, and local governments.
•As a result of COVID-19, the Company has experienced, and will likely continue to experience, reductions and volatility in demand for its retail products, including as a result of customers not being able to purchase merchandise due to illness, quarantine, or government or self-imposed restrictions placed on the Company’s stores’ operations. Additionally, social distancing measures imposed by state and local governments and changes in consumer spending behaviors (including because of the adoption of remote or hybrid learning models by schools) due to COVID-19 have adversely impacted, and are likely to continue to adversely impact, traffic in stores and sales, and such actions have resulted, and are likely to continue to result, in a significant loss of sales and profit.
•The Company has experienced, and will likely continue to experience, significant temporary or long-term disruptions in its global supply chain, as the outbreak has resulted in travel disruptions and has significantly adversely impacted, and will likely continue to impact, manufacturing and distribution throughout the world. The receipt of products or raw material sourced from impacted areas has been, and will likely continue to be, slowed or disrupted, which has adversely impacted, and will likely continue to adversely impact, the fulfillment of merchandise orders from the Company’s vendors.
•As a result of actions taken by the Company in response to the COVID-19 pandemic, including the implementation of enhanced safety protocols at its Alabama distribution center designed to safeguard its associates, the Company has experienced, and will likely continue to experience, a significant reduction in the volume of product which it is able to ship to stores and to e-commerce customers from that distribution center. These safety protocols include social distancing measures, reorganized work stations, and staggered shifts to limit the number of associates in the facility at one time.

•In response to increased digital demand, including as a result of the COVID-19 pandemic, the Company increased and will continue to increase the utilization of its third-party logistics provider to further support both our U.S. and Canadian e-commerce operations. This increased utilization may result in higher fulfillment costs for the Company.

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

If our landlords should suffer financial difficulty or if we are unable to successfully negotiate acceptable lease terms, including resulting from actions taken by the Company in response to the COVID-19 pandemic, it could have a material adverse effect on our business, financial position, results of operations, and cash flows.

If any of our landlords or their substantial tenants, such as anchor department stores, should suffer financial difficulty, it could render our landlords unable to fulfill their duties under our lease agreements and/or could render certain malls to experience reduced customer traffic. Such duties include providing a sufficient number of mall co-tenants, common area maintenance, utilities, and payment of real estate taxes. While we have certain remedies under our lease agreements, the loss of business that could result if a shopping center should close or if customer traffic were to significantly decline as a result of lost tenants or improper care of the facilities or due to macroeconomic effects, including COVID-19 (novel coronavirus), could have a material adverse effect on our financial position, results of operations, and cash flows.

 The leases for a substantial number of our retail stores come up for renewal each year. If we are unable to continue to negotiate acceptable lease and renewal terms, it could have a material adverse effect on our financial position, results of operations, and cash flow.

 In response to the COVID-19 pandemic, the Company took actions to preserve its financial flexibility, including the temporary suspension of rent payments on all of its U.S. and Canadian retail stores during the first quarter of fiscal 2020. The Company resumed rent payments on a modified basis as the stores began to re-open in the Second Quarter 2020. The Company is continuing discussions with its landlords regarding the suspended rent payments and the modified rent payments. The failure of the Company to negotiate satisfactory terms regarding such payments, or the successful prosecution of lawsuits by its landlords against the Company for the full payment of such payments and/or evictions, could have a material adverse effect on the Company’s results of operations, liquidity position, and cash flows.

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

The following table provides a month-by-month summary of our share repurchase activity during the Second Quarter 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs
5/3/20-5/30/20 (1)	28,655	$29.56	28,655	$92,958
5/31/20-7/4/20 (2)	196	46.22	196	92,949
7/5/20-8/1/20 (3)	1,255	32.96	1,255	92,907
Total	30,106	$29.81	30,106	$92,907
____________________________________________
(1) Consists of 28,655 shares withheld to cover taxes in conjunction with the vesting of stock awards.
(2) Consists of 196 shares withheld to cover taxes in conjunction with the vesting of stock awards.
(3) Consists of 1,255 shares withheld to cover taxes in conjunction with the vesting of stock awards.

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

THE CHILDREN’S PLACE, INC.

Date:	September 3, 2020	By:	/S/ JANE T. ELFERS
JANE T. ELFERS
Chief Executive Officer and President
(Principal Executive Officer)

Date:	September 3, 2020	By:	/S/ ROBERT HELM
ROBERT HELM
Senior Vice President, Finance and Inventory Management
(Principal Accounting Officer)