Form 10-Q
period 2020-10-31
Childrens Place, Inc.
filed 2020-11-24
CIK 1041859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
 FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one).

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

The number of shares outstanding of the registrant’s common stock with a par value of $0.10 per share, as of November 20, 2020 was 14,587,078 shares.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED OCTOBER 31, 2020

PART I. FINANCIAL INFORMATION

Item 1.CONSOLIDATED FINANCIAL STATEMENTS

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 31, 2020	February 1, 2020	November 2, 2019
	(unaudited)		(unaudited)
	(in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$64,456	$68,487	$66,059
Accounts receivable	31,376	32,812	39,471
Inventories	427,629	327,165	389,815
Prepaid expenses and other current assets	16,159	21,416	20,722
Total current assets	539,620	449,880	516,067
Long-term assets:
Property and equipment, net	191,544	236,898	246,234
Right-of-use assets	297,206	393,820	418,151
Tradenames, net	72,692	73,291	73,386
Deferred income taxes	93,697	12,941	17,615
Other assets	12,184	14,567	14,269
Total assets	$1,206,943	$1,181,397	$1,285,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Revolving loan	$179,360	$170,808	$184,179
Current portion of long-term debt	1,328	—	—
Accounts payable	283,943	213,115	235,491
Current lease liabilities	171,276	121,868	124,281
Income taxes payable	7,445	5,607	7,171
Accrued expenses and other current liabilities	133,407	83,609	109,476
Total current liabilities	776,759	595,007	660,598
Long-term liabilities:
Long-term debt	76,307	—	—
Long-term lease liabilities	232,153	311,908	331,615
Other tax liabilities	6,821	6,782	5,050
Income taxes payable	17,589	17,589	18,939
Other long-term liabilities	19,945	14,924	15,081
Total liabilities	1,129,574	946,210	1,031,283
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—	—
Common stock, $0.10 par value, 100,000 shares authorized; 14,641, 14,762, and 15,310 issued; 14,586, 14,711, and 15,260 outstanding	1,464	1,476	1,531
Additional paid-in capital	141,613	139,041	145,219
Treasury stock, at cost (55, 51, and 50 shares)	(3,095)	(2,956)	(2,886)
Deferred compensation	3,095	2,956	2,886
Accumulated other comprehensive loss	(15,170)	(13,545)	(13,442)
Retained earnings (deficit)	(50,538)	108,215	121,131
Total stockholders’ equity	77,369	235,187	254,439
Total liabilities and stockholders’ equity	$1,206,943	$1,181,397	$1,285,722
See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
	(in thousands, except earnings and dividends per share)
Net sales	$425,571	$524,796	$1,049,701	$1,357,647
Cost of sales (exclusive of depreciation and amortization)	279,506	326,671	856,229	868,701
Gross profit	146,065	198,125	193,472	488,946
Selling, general, and administrative expenses	106,639	120,514	319,442	364,937
Depreciation and amortization	15,809	18,821	50,405	55,877
Asset impairment charges	294	839	37,929	1,308
Operating income (loss)	23,323	57,951	(214,304)	66,824
Interest expense	(3,266)	(2,221)	(7,802)	(6,341)
Interest income	3	66	60	197
Income (loss) before benefit for income taxes	20,060	55,796	(222,046)	60,680
Provision (benefit) for income taxes	6,740	12,748	(73,917)	11,620
Net income (loss)	$13,320	$43,048	$(148,129)	$49,060

Earnings (loss) per common share
Basic	$0.91	$2.78	$(10.13)	$3.12
Diluted	$0.91	$2.77	$(10.13)	$3.10

Weighted average common shares outstanding
Basic	14,639	15,497	14,628	15,720
Diluted	14,643	15,546	14,628	15,837

Cash dividends declared per common share	$—	$0.56	$—	$1.68

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
	(in thousands)
Net income (loss)	$13,320	$43,048	$(148,129)	$49,060
Other comprehensive income (loss):
Foreign currency translation adjustment	216	1,773	(876)	1,376
Change in fair value of cash flow hedges, net of income taxes	(949)	30	(749)	116
Other comprehensive income (loss)	(733)	1,803	(1,625)	1,492
Total comprehensive income (loss)	$12,587	$44,851	$(149,754)	$50,552

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

Thirteen Weeks Ended October 31, 2020
						Accumulated
			Additional		Retained	Other			Total
	Common Stock		Paid-In	Deferred	Earnings	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Compensation	(Deficit)	Loss	Shares	Value	Equity
	(in thousands, except dividends per share)
BALANCE, August 1, 2020	$14,637	$1,464	$138,350	$3,025	$(63,862)	$(14,437)	$(52)	$(3,025)	$61,515
Vesting of stock awards	4								—
Stock-based compensation			3,275						3,275
Purchase and retirement of shares			(12)		4				(8)
Other comprehensive income (loss)						(733)			(733)
Deferral of common stock into deferred compensation plan				70			(3)	(70)	—
Net income					13,320				13,320
BALANCE, October 31, 2020	$14,641	$1,464	$141,613	$3,095	$(50,538)	$(15,170)	$(55)	$(3,095)	$77,369

Thirty-nine Weeks Ended October 31, 2020
						Accumulated
			Additional		Retained	Other			Total
	Common Stock		Paid-In	Deferred	Earnings	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Compensation	(Deficit)	Loss	Shares	Value	Equity
	(in thousands, except dividends per share)
BALANCE, February 1, 2020	$14,762	$1,476	$139,041	$2,956	$108,215	$(13,545)	(51)	$(2,956)	$235,187
Vesting of stock awards	171	17	(17)						—
Stock-based compensation			7,388						7,388
Purchase and retirement of shares	(292)	(29)	(4,799)		(10,624)				(15,452)
Other comprehensive income (loss)						(1,625)			(1,625)
Deferral of common stock into deferred compensation plan				139			(4)	(139)	—
Net income (loss)					(148,129)				(148,129)
BALANCE, October 31, 2020	$14,641	$1,464	$141,613	$3,095	$(50,538)	$(15,170)	$(55)	$(3,095)	$77,369

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

Thirteen Weeks Ended November 2, 2019
						Accumulated
			Additional			Other			Total
	Common Stock		Paid-In	Deferred	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Compensation	Earnings	Loss	Shares	Value	Equity
	(in thousands, except dividends per share)
BALANCE, August 3, 2019	$15,719	$1,572	$149,140	$2,816	$113,789	$(15,245)	(49)	$(2,816)	$249,256
Vesting of stock awards	4								—
Stock-based compensation			2,351						2,351
Purchase and retirement of shares	(414)	(41)	(6,640)		(26,657)				(33,338)
Dividends declared ($0.56 per share)					(8,681)				(8,681)
Unvested dividends			368		(368)				—
Other comprehensive income						1,803			1,803
Deferral of common stock into deferred compensation plan				70			(1)	(70)	—
Net income					43,048				43,048
BALANCE, November 2, 2019	$15,309	$1,531	$145,219	$2,886	$121,131	$(13,442)	$(50)	$(2,886)	$254,439

Thirty-nine Weeks Ended November 2, 2019
						Accumulated
			Additional			Other			Total
	Common Stock		Paid-In	Deferred	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Compensation	Earnings	Loss	Shares	Value	Equity
	(in thousands, except dividends per share)
BALANCE, February 2, 2019	$15,873	$1,588	$146,991	$2,685	$180,792	$(14,934)	(47)	$(2,685)	$314,437
ASC Topic 842 Adjustment					(1,667)				(1,667)
Vesting of stock awards	470	46	(5)						41
Stock-based compensation			13,622						13,622
Purchase and retirement of shares	(1,034)	(103)	(16,297)		(79,666)				(96,066)
Dividends declared ($0.56 per share)					(26,480)				(26,480)
Unvested dividends			908		(908)				—
Other comprehensive income						1,492			1,492
Deferral of common stock into deferred compensation plan				201			(3)	(201)	—
Net income					49,060				49,060
BALANCE, November 2, 2019	$15,309	$1,531	$145,219	$2,886	$121,131	$(13,442)	$(50)	$(2,886)	$254,439

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirty-nine Weeks Ended
	October 31, 2020	November 2, 2019
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(148,129)	$49,060
Reconciliation of net income (loss) to net cash provided by operating activities:
Non-cash portion of operating lease expense	81,582	112,316
Depreciation and amortization	50,405	55,877
Stock-based compensation	7,388	13,622
Deferred taxes	(80,778)	745
Asset impairment charges	37,929	1,308
Other	399	175
Changes in operating assets and liabilities:
Inventories	(100,346)	(86,440)
Accounts receivable and other assets	2,522	(3,027)
Prepaid expenses and other current assets	7,117	2,622
Income taxes payable, net of prepayments	1,667	10,888
Accounts payable and other current liabilities	120,784	63,641
Other long-term liabilities	(31,271)	(120,221)
Net cash provided by (used in) operating activities	(50,731)	100,566
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(23,763)	(42,396)
Acquisition of assets	—	(76,951)
Change in deferred compensation plan	211	222
Net cash used in investing activities	(23,552)	(119,125)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock, including shares surrendered for tax withholdings and transaction costs	(15,452)	(93,763)
Payment of dividends	—	(26,480)
Borrowings under revolving loan	356,316	750,981
Repayments under revolving loan	(347,764)	(615,663)
Proceeds from term loan, net of discount	78,750	—
Payment of debt issuance costs	(1,164)	—
Net cash provided by financing activities	70,686	15,075
Effect of exchange rate changes on cash and cash equivalents	(434)	407
Net decrease in cash and cash equivalents	(4,031)	(3,077)
Cash and cash equivalents, beginning of period	68,487	69,136
Cash and cash equivalents, end of period	$64,456	$66,059

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirty-nine Weeks Ended
	October 31, 2020	November 2, 2019
	(in thousands)
OTHER CASH FLOW INFORMATION:
Net cash paid during the period for income taxes	$4,975	$74
Cash paid during the period for interest	6,177	6,233
Increase (decrease) in accrued purchases of property and equipment	(2,162)	797

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.BASIS OF PRESENTATION
Description of Business
The Children’s Place, Inc. and subsidiaries (the “Company”, or “we”) is the largest pure-play children’s specialty apparel retailer in North America. The Company provides apparel, footwear, accessories, and other items for children. The Company designs, contracts to manufacture, sells at retail and wholesale, and licenses to sell trend right, high-quality merchandise predominately at value prices, primarily under our proprietary “The Children’s Place”, “Place”, “Baby Place”, and “Gymboree” brand names.
The Company classifies its business into two segments: The Children’s Place U.S. and The Children’s Place International.  Included in The Children’s Place U.S. segment are the Company’s U.S. and Puerto Rico-based stores and revenue from its U.S.-based wholesale business. Included in The Children’s Place International segment are its Canadian-based stores, revenue from the Company’s Canada wholesale business, as well as revenue from international franchisees. Each segment includes an e-commerce business located at www.childrensplace.com and www.gymboree.com.
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of October 31, 2020 and November 2, 2019, the results of its consolidated operations for the thirteen and thirty-nine weeks ended October 31, 2020 and November 2, 2019, consolidated cash flows for the thirty-nine weeks ended October 31, 2020 and November 2, 2019 and consolidated stockholders’ equity for the thirteen and thirty-nine weeks ended October 31, 2020 and November 2, 2019. The consolidated financial position as of February 1, 2020 was derived from audited financial statements.  Due to the seasonal nature of the Company’s business, the results of operations for the thirty-nine weeks ended October 31, 2020 and November 2, 2019 are not necessarily indicative of operating results for a full fiscal year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020.
In December 2019, there was an outbreak of a new strain of coronavirus (“COVID-19”) that began in Wuhan, China and has since spread to the other regions of the world. In March 2020, the World Health Organization declared COVID-19 a global pandemic, and the President of the United States declared a national emergency. Federal, state, and local governments and health officials mandated and continue to mandate various restrictions, including closures of businesses and other activities, travel restrictions, restrictions on public gatherings, stay at home orders and advisories, quarantining of people who may have been exposed to the virus, and the adoption of remote or hybrid learning models for schools. The COVID-19 pandemic has significantly negatively affected the global economy, significantly disrupted global supply chains, and created significant disruption of the financial and retail markets, including a significant disruption in consumer demand for children’s clothing and accessories. As such, the comparability of the Company’s operating results has been affected by significant adverse impacts related to the COVID-19 pandemic.

Terms that are commonly used in the Company’s notes to consolidated financial statements are defined as follows:
•Third Quarter 2020 — The thirteen weeks ended October 31, 2020
•Third Quarter 2019 — The thirteen weeks ended November 2, 2019
•Year-To-Date 2020 — The thirty-nine weeks ended October 31, 2020
•Year-To-Date 2019 — The thirty-nine weeks ended November 2, 2019
•FASB — Financial Accounting Standards Board
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
Impairment of Long-Lived Assets
The Company periodically reviews its long-lived assets when events indicate that their carrying value may not be recoverable. Such events include historical trends or projected trends of cash flow losses or a future expectation that the Company will sell or dispose of an asset significantly before the end of its previously estimated useful life. In reviewing for impairment, the Company groups its long-lived assets at the lowest possible level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.
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
Asset impairment charges during Year-To-Date 2020 were related to underperforming stores identified in our ongoing store portfolio evaluation primarily as a result of decreased net revenues and cash flow projections resulting from the COVID-19 pandemic.
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
The following table presents our revenues disaggregated by geography:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net sales:	(in thousands)
South	$151,374	$176,091	$395,655	$475,801
Northeast	97,668	129,325	232,435	319,468
West	50,896	77,213	143,472	206,344
Midwest	61,740	69,957	139,243	173,912
International and other	63,893	72,210	138,896	182,122
Total net sales	$425,571	$524,796	$1,049,701	$1,357,647

The Company recognizes revenue, including shipping and handling fees billed to customers, upon purchase at the Company’s retail stores or when received by the customer if the product was purchased via e-commerce, net of coupon redemptions and anticipated sales returns. The Company deferred approximately $7.4 million and $2.5 million as of October 31, 2020 and November 2, 2019, respectively, based upon estimated time of delivery, at which point control passes to the customer, and is recorded in accrued expenses and other current liabilities. Sales tax collected from customers is excluded from revenue.
For the sale of goods with a right of return, the Company recognizes revenue for the consideration it expects to be entitled to and calculates an allowance for estimated sales returns based upon the Company’s sales return experience. Adjustments to the allowance for estimated sales returns in subsequent periods are generally not material based on historical data, thereby reducing the uncertainty inherent in such estimates. The allowance for estimated sales returns, which is recorded in accrued expenses and other current liabilities, was approximately $1.7 million and $2.3 million as of October 31, 2020 and November 2, 2019, respectively.
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
The Company has a points-based customer loyalty program, in which customers earn points based on purchases and other promotional activities. These points can be redeemed for coupons to discount future purchases. A contract liability is estimated based on the standalone selling price of benefits earned by customers through the program and the related redemption experience under the program. The value of each point earned is recorded as deferred revenue and is included within accrued expenses and other current liabilities. The total contract liabilities related to this program were $2.5 million and $2.9 million as of October 31, 2020 and November 2, 2019, respectively.

The Company’s policy with respect to gift cards is to record revenue as and when the gift cards are redeemed for merchandise. The Company recognizes gift card breakage income in proportion to the pattern of rights exercised by the customer when the Company expects to be entitled to breakage and the Company determines that it does not have a legal obligation to remit the value of the unredeemed gift card to the relevant jurisdiction as unclaimed or abandoned property and is recorded within net sales. Prior to their redemption, gift cards are recorded as a liability, included within accrued expenses and other current liabilities. The total contract liability related to gift cards issued was $12.6 million and $14.7 million as of October 31, 2020 and November 2, 2019, respectively. The liability is estimated based on expected breakage that considers historical patterns of redemption. The following table provides the reconciliation of the contract liability related to gift cards:

Contract Liability
(in thousands)
Balance at February 1, 2020	$16,100
Gift cards sold	11,452
Gift cards redeemed	(12,740)
Gift card breakage	(2,231)
Balance at October 31, 2020	$12,581
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
As of October 31, 2020, the Company’s finance leases were not material to the consolidated balance sheets, consolidated statements of operations, or consolidated statements of cash flows.

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
The following components of lease expense are included in the Company’s consolidated statements of operations.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
	(in thousands)
Operating lease cost	$29,218	$36,348	$108,412	$112,316
Variable lease cost (1)	16,871	16,754	36,696	47,520
Total lease cost	$46,089	$53,102	$145,108	$159,836
(1) Includes short term leases with lease periods of less than 12 months.

As of October 31, 2020, the weighted-average remaining operating lease term was 4.0 years, and the weighted-average discount rate for operating leases was 5.0%.
Cash paid for amounts included in the measurement of operating lease liabilities during Year-To-Date 2020 was approximately $92.9 million.
ROU assets obtained in exchange for new operating lease liabilities were approximately $41.4 million during Year-To-Date 2020.
As of October 31, 2020, the stated future minimum annual lease payments under operating lease agreements were as follows:

As of October 31, 2020
(in thousands)
Remainder of 2020	$96,913
2021	114,785
2022	82,512
2023	45,951
2024	27,754
Thereafter	70,010
Total lease payments	$437,925
Less: imputed interest	$(34,496)
Present value of lease liabilities	$403,429

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
The Company’s intangible assets were as follows as of October 31, 2020:

		October 31, 2020
	Useful life	Gross amount	Accumulated amortization	Net amount
		(in thousands)
Gymboree tradename(1)	Indefinite	$69,953	$—	$69,953
Crazy 8 tradename(1)	5 years	4,000	(1,261)	2,739
Customer databases(2)	3 years	3,000	(1,577)	1,423
Total intangibles, net		$76,953	$(2,838)	$74,115
(1)Included within Tradenames, net in the consolidated balance sheets.
(2)Included within Other assets in the consolidated balance sheets.

5. STOCKHOLDERS’ EQUITY
Share Repurchase Program
In March 2018, the Board of Directors authorized a $250 million share repurchase program (the “2018 Share Repurchase Program”). At October 31, 2020, there was approximately $92.9 million remaining on the 2018 Share Repurchase Program. Under this program, the Company may repurchase shares on the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under a program will depend on a variety of factors including price, corporate and regulatory requirements, and other market and business conditions. The Company may suspend or discontinue the program at any time and may thereafter reinstitute purchases, all without prior announcement. In March 2020, the Company temporarily suspended share repurchases due to the COVID-19 pandemic.
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
The following table summarizes the Company’s share repurchases:

	Thirty-nine Weeks Ended
	October 31, 2020		November 2, 2019
	Shares	Value	Shares	Value
	(in thousands)
Shares repurchases related to:
2018 Share Repurchase Program	292	$15,452	1,028	$93,763
Shares acquired and held in treasury under Deferred Compensation Plan	4.3	$139	2.1	$201

In accordance with the FASB ASC 505--Equity, the par value of the shares retired is charged against common stock and the remaining purchase price is allocated between additional paid-in capital and retained earnings.  The portion charged against additional paid-in capital is determined using a pro-rata allocation based on total shares outstanding.  Related to all shares retired during Year-To-Date 2020 and Year-To-Date 2019, approximately $10.6 million and $79.7 million, respectively, were charged to retained earnings.
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

6. STOCK-BASED COMPENSATION
The following table summarizes the Company’s stock-based compensation expense:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
	(in thousands)
Deferred Awards	$2,775	$4,494	$10,282	$14,237
Performance Awards	500	(2,143)	(2,894)	(615)
Total stock-based compensation expense (1)	$3,275	$2,351	$7,388	$13,622
____________________________________________
(1)During the Third Quarter 2020 and the Third Quarter 2019, approximately $0.9 million and $0.9 million, respectively, were included within cost of sales. During Year-To-Date 2020 and Year-To-Date 2019, approximately $2.6 million and $2.8 million, respectively, were included within cost of sales (exclusive of depreciation and amortization). All other stock-based compensation is included in selling, general, and administrative expenses.
The Company recognized a tax benefit related to stock-based compensation expense of approximately $2.0 million and $3.6 million during Year-To-Date 2020 and Year-To-Date 2019, respectively.
Changes in the Company’s Unvested Stock Awards during Year-To-Date 2020
Deferred Awards

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested Deferred Awards, beginning of period	377	$97.88
Granted	410	41.73
Vested	(165)	107.11
Forfeited	(73)	80.75
Unvested Deferred Awards, end of period	549	$55.47

Total unrecognized stock-based compensation expense related to unvested Deferred Awards approximated $20.4 million as of October 31, 2020, which will be recognized over a weighted average period of approximately 2.1 years.

Performance Awards

	Number of Shares (1)	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested Performance Awards, beginning of period	342	$99.97
Granted	144	41.64
Shares unearned (below target)	(101)	118.00
Vested shares	(3)	105.86
Forfeited	(29)	106.69
Unvested Performance Awards, end of period	353	$70.37
____________________________________________
(1)For those awards in which the performance period is complete, the number of unvested shares is based on actual shares that will vest upon completion of the service period.
For those awards in which the performance period is not yet complete, the number of unvested shares in the table above is based on the participants earning their Target Shares at 100%. However, the cumulative expense recognized reflects changes in the probability that the performance criteria will be achieved as they occur. Total unrecognized stock-based compensation expense related to unvested Performance Awards approximated $5.2 million as of October 31, 2020, which will be recognized over a weighted average period of approximately 2.6 years.

7. EARNINGS PER COMMON SHARE
The following table reconciles net income (loss) and share amounts utilized to calculate basic and diluted earnings (loss) per common share:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
	(in thousands)
Net income (loss)	$13,320	$43,048	$(148,129)	$49,060

Basic weighted average common shares	14,639	15,497	14,628	15,720
Dilutive effect of stock awards	4	49	—	117
Diluted weighted average common shares	14,643	15,546	14,628	15,837

8. PROPERTY AND EQUIPMENT
Property and equipment, net consist of the following:

	October 31, 2020	February 1, 2020	November 2, 2019
	(in thousands)
Property and equipment:
Land and land improvements	$3,403	$3,403	$3,403
Building and improvements	35,927	35,568	35,568
Material handling equipment	56,926	53,540	52,506
Leasehold improvements	226,881	285,955	299,897
Store fixtures and equipment	234,423	272,158	271,476
Capitalized software	295,277	265,610	264,574
Construction in progress	12,701	33,240	34,287
	865,538	949,474	961,711
Accumulated depreciation and amortization	(673,994)	(712,576)	(715,477)
Property and equipment, net	$191,544	$236,898	$246,234
At October 31, 2020, the Company performed impairment testing on 809 stores with a total net book value of approximately $44.0 million. During the Third Quarter 2020, the Company recorded asset impairment charges of $0.3 million, inclusive of ROU assets, primarily for one store. During Year-To-Date 2020, the Company recorded asset impairment charges of $37.9 million, inclusive of ROU assets, primarily for 419 stores. These charges were related to underperforming stores identified in our ongoing store portfolio evaluation primarily as a result of decreased net revenues and cash flow projections resulting from the COVID-19 pandemic.
At November 2, 2019, the Company performed impairment testing on 955 stores with a total net book value of approximately $70.1 million. During the Third Quarter 2019, the Company recorded asset impairment charges of $0.8 million primarily for eight stores. During Year-To-Date 2019, the Company recorded asset impairment charges of $1.3 million primarily for 15 stores.

9. DEBT
Revolving Credit Facility
The Company and certain of its subsidiaries maintain an asset-based revolving credit facility (the “ABL Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), Bank of America, N.A., HSBC Business Credit (USA) Inc., and JPMorgan Chase Bank, N.A., as lenders (collectively, the “Lenders”) and Wells Fargo, as Administrative Agent, Collateral Agent, and Swing Line Lender.
The ABL Credit Facility, which expires in May 2024, consists of a $360 million asset-based revolving credit facility that was increased from $325 million as a result of finalizing an amendment with the Lenders on April 24, 2020 to secure the Company an additional $35 million available under the accordion feature for a period of one year, and including a $25 million Canadian sublimit, with a $50 million sublimit for standby and documentary letters of credit. On October 5, 2020, the Company further amended the ABL Credit Facility to provide for certain changes that permitted the issuance of an $80 million term loan (the “Term Loan”) on that date and align certain terms of the ABL Credit Facility to those of the Term Loan. The Term Loan is discussed in more detail below.
Borrowings outstanding under the ABL Credit Facility bear interest, at the Company’s option, at:
(i)the prime rate, plus a margin of 1.75% to 1.88% based on the amount of the Company’s average excess availability under the facility; or
(ii)the London InterBank Offered Rate, or “LIBOR”, for an interest period of one, two, three, or six months, as selected by the Company, plus a margin of: a) 2.50% to 2.75% and b) 1.00%, based on the amount of the Company’s average excess availability under the facility.

The Company is charged a fee of 0.25% on the unused portion of the commitments.  Letter of credit fees range from 1.25% to 1.38% for commercial letters of credit and from 2.00% to 2.25% for standby letters of credit.  Letter of credit fees are determined based on the amount of the Company’s average excess availability under the facility. The amount available for loans and letters of credit under the ABL Credit Facility is determined by a borrowing base consisting of certain credit card receivables and certain trade receivables, certain inventory, and the fair market value of certain real estate, subject to certain reserves.
The outstanding obligations under the ABL Credit Facility may be accelerated upon the occurrence of certain events, including, among others, non-payment, breach of covenants, the institution of insolvency proceedings, defaults under other material indebtedness, and a change of control, subject, in the case of certain defaults, to the expiration of applicable grace periods.  The Company is not subject to any early termination fees.
The ABL Credit Facility contains covenants, which include conditions on stock buybacks and the payment of cash dividends or similar payments.  These covenants also limit the ability of the Company and its subsidiaries to incur certain liens, to incur certain indebtedness, to make certain investments, acquisitions, or dispositions or to change the nature of its business.
Credit extended under the ABL Credit Facility is secured by a first priority security interest in substantially all of the Company’s U.S. and Canadian assets, excluding intellectual property, software, equipment, and fixtures. In connection with the Term Loan, the Lenders under the ABL Credit Facility entered into an intercreditor agreement with the Term Loan lender and were granted a second priority security interest in the Term Loan collateral, which includes the Company’s intellectual property, certain furniture, fixtures and equipment, and pledges of subsidiary capital stock.
The Company has capitalized an aggregate of approximately $5.9 million in deferred financing costs related to the ABL Credit Facility. The unamortized balance of deferred financing costs at October 31, 2020 was approximately $1.4 million. Unamortized deferred financing costs are amortized over the remaining term of the ABL Credit Facility.
The table below presents the components of the Company’s ABL Credit Facility:

	October 31, 2020	February 1, 2020	November 2, 2019
	(in millions)
Credit facility maximum	$360.0	$325.0	$325.0
Borrowing base	360.0	282.1	325.0

Outstanding borrowings	179.4	170.8	184.2
Letters of credit outstanding—standby	7.8	6.2	6.2
Utilization of credit facility at end of period	187.2	177.0	190.4

Availability (1)	$172.8	$105.1	$134.6

Interest rate at end of period	3.9%	3.4%	3.3%

	Year-To-Date 2020	Fiscal 2019	Year-To-Date 2019
Average end of day loan balance during the period	$233.2	$192.0	$192.1
Highest end of day loan balance during the period	275.6	262.5	262.5
Average interest rate	3.7%	4.0%	4.1%
____________________________________________
(1)The sublimit availability for the letters of credit was $42.2 million at October 31, 2020 and $43.8 million at February 1, 2020 and November 2, 2019.

Long-Term Debt
Long-term debt is solely comprised of the Term Loan transaction completed during Third Quarter 2020, as discussed below.
On October 5, 2020, the Company and certain of its subsidiaries entered into a loan agreement (the “Loan Agreement”) dated October 5, 2020 with Crystal Financial LLC, as Lender, Administrative Agent, and Collateral Agent, providing for an $80 million Term Loan. The net proceeds from the Term Loan, after deducting related fees and expenses, were used to repay borrowings under the Company’s ABL Credit Facility.
The Term Loan: (i) matures on the earlier of October 5, 2025 or the maturity date under the ABL Credit Facility, currently in May 2024; (ii) bears interest, payable monthly, at the greater of (a) the three month LIBOR Rate published in the Wall Street Journal, and (b) 1.00%, plus 7.75% or 8.00% depending on the average excess availability of credit under the ABL Credit Facility, adjusted quarterly; and (iii) amortizes by (x) 5.00% per annum payable quarterly beginning with the fiscal quarter ending on or around July 31, 2021 through the fiscal quarter ending on or around April 30, 2022, (y) 7.50% per annum payable quarterly beginning with the fiscal quarter ending on or around July 31, 2022 through the fiscal quarter ending on or around April 30, 2023, and (z) 10.00% per annum payable quarterly thereafter. For Third Quarter and Year-To-Date 2020, the stated interest rate for the Term Loan was 9.0%, and the effective interest rate was 9.5%. For Third Quarter and Year-To-Date 2020, the Company recognized $0.6 million in interest expense related to the Term Loan.
The Term Loan is secured by a first priority security interest in the Company’s intellectual property, certain furniture, fixtures and equipment, and pledges of subsidiary capital stock, and a second priority security interest in the collateral securing the ABL Credit Facility. The Term Loan is guaranteed, subject to certain exceptions, by each of the Company’s subsidiaries that guarantee the ABL Credit Facility.
The Term Loan is, in whole or in part, pre-payable any time and from time to time, subject to certain prepayment premiums specified in the Loan Agreement, plus accrued and unpaid interest.
Among other covenants, the Loan Agreement limits the ability of the Company and its subsidiaries to incur certain liens, to incur certain indebtedness, including under the ABL Credit Facility, to make certain investments, acquisitions, dispositions or restricted payments, or to change the nature of its business. These covenants are substantially the same covenants as provided in the ABL Credit Facility.
The Loan Agreement contains customary events of default, which include (subject in certain cases to customary grace and cure periods), nonpayment of principal or interest, breach of other covenants in the Loan Agreement, failure to pay certain other indebtedness, including under the ABL Credit Facility, and certain events of bankruptcy, insolvency or reorganization.

The following table summarizes the current and long-term portion of the long-term debt:

October 31, 2020
(in thousands)
Term Loan principal	$80,000
Less: Unamortized discount, net	(1,224)
Less: Unamortized debt issuance costs, net	(1,141)
Term Loan, net	77,635
Less: Current portion, net	(1,328)
Long-term debt, net	$76,307

Future principal payments of long-term debt due in each of the next four years subsequent to October 31, 2020 are as follows:

Period	Future Principal Payments
(in thousands)
Remainder of 2020	$—
2021	3,000
2022	5,500
2023	7,500
2024	64,000
Total future principal payments	$80,000

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
The Company engaged in mediation proceedings with the plaintiffs and signed a definitive settlement agreement in November 2017, to settle the matter on a class basis with all individuals in the U.S. who made a qualifying purchase at The Children’s Place from February 11, 2012 through the date of preliminary approval by the court of the settlement. The settlement provides for merchandise vouchers for class members who submit valid claims, as well as payment of legal fees and expenses and claims administration expenses. On January 28, 2020, the court entered an order granting preliminary approval of the settlement. The settlement is subject to the court’s final approval and, if approved, will result in the settlement of all claims through the date of the court’s preliminary approval of the settlement. However, if the settlement is ultimately rejected by the court, the parties will likely return to litigation, and in such event, no assurance can be given as to the ultimate outcome of this matter. In connection with the proposed settlement, the Company recorded a reserve for $5.0 million in its consolidated financial statements in the first quarter of 2017.
The Company is also involved in various legal proceedings arising in the normal course of business, including lawsuits with landlords as a result of the Company’s temporary suspension of rent payments when stores were closed at the beginning of the COVID-19 pandemic in the spring of 2020 and the resumption of rent payments on a modified basis as stores began to re-open. In many cases, active negotiations and settlement discussions with landlords regarding suspended rent payments and modified rent payments for our store leases remain ongoing.

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
The Company’s effective tax rate for the Third Quarter 2020 was 33.6% as compared 22.8% during the Third Quarter 2019, resulting in income tax expense of $6.7 million during the Third Quarter 2020 compared to an expense of $12.7 million during the Third Quarter 2019.  The increase in the effective tax rate for the Third Quarter 2020 compared to the Third Quarter 2019 was primarily driven by the impact of the CARES Act on the current quarter rate and the jurisdictional mix of income in the periods.
The Company’s effective tax rate for the Year-To-Date 2020 was a benefit of 33.3% compared to an expense of 19.1% during the Year-To-Date 2019. The Year-To-Date 2020 benefit was primarily driven by the net loss in the period as well as the impact of the enactment of the CARES Act. The Year-To-Date 2019 income tax rate was impacted by an excess tax benefit related to the vesting of equity shares.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. The total amount of unrecognized tax benefits as of October 31, 2020, February 1, 2020, and November 2, 2019 were $6.8 million, $6.8 million, and $5.1 million, respectively, and is included within non-current liabilities. The Company recognized additional interest expense related to unrecognized tax benefits of less than $0.1 million in each of the Third Quarter 2020 and the Third Quarter 2019, respectively. During each of Year-To-Date 2020 and Year-To-Date 2019, the Company recognized less than $0.1 million of additional interest expense.
The Company is subject to tax in the United States and foreign jurisdictions, including Canada and Hong Kong. The Company, joined by its domestic subsidiaries, files a consolidated income tax return for federal income tax purposes. The Company is no longer subject to income tax examinations by U.S. federal, state and local, or foreign tax authorities for fiscal tax years 2014 and prior, with the exception of Hong Kong, which is open through fiscal tax year 2013 due to an ongoing tax examination.
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

12. DERIVATIVE INSTRUMENTS
The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates attributable to inventory purchases denominated in a foreign currency. Specifically, our Canadian subsidiary’s functional currency is the Canadian dollar but purchases inventory from suppliers in U.S. dollars. In order to mitigate the variability of cash flows associated with certain of these forecasted inventory purchases, we enter, from time-to-time, into foreign exchange forward contracts. These contracts typically mature within 12 months. We do not use forward contracts to engage in currency speculation, and we do not enter into derivative financial instruments for trading purposes.
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
All derivative instruments are presented at gross fair value on the consolidated balance sheets within either prepaid expenses and other current assets or accrued expenses and other current liabilities. As of October 31, 2020, the Company did not have any open foreign exchange forward contracts.
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

13. SEGMENT INFORMATION
In accordance with FASB ASC 280--Segment Reporting, the Company reports segment data based on geography: The Children’s Place U.S. and The Children’s Place International.  Each segment includes an e-commerce business located at www.childrensplace.com and www.gymboree.com.  Included in The Children’s Place U.S. segment are the Company’s U.S. and Puerto Rico-based stores and revenue from the Company’s U.S.-based wholesale business. Included in The Children’s Place International segment are the Company’s Canadian-based stores, revenue from the Company’s Canadian-based wholesale business, and revenue from international franchisees. The Company measures its segment profitability based on operating income, defined as income before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales.  The assets related to these functions are not allocated.  The Company periodically reviews these allocations and adjusts them based upon changes in business circumstances.  Net sales to external customers are derived from merchandise sales, and the Company has no major customers that account for more than 10% of its net sales.  As of October 31, 2020, The Children’s Place U.S. had 702 stores and The Children’s Place International had 107 stores. As of November 2, 2019, The Children’s Place U.S. had 834 stores and The Children’s Place International had 121 stores.

The following tables provide segment level financial information:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
	(in thousands)
Net sales(1):
The Children’s Place U.S.	$373,625	$467,834	$941,607	$1,217,215
The Children’s Place International (2)	51,946	56,962	108,094	140,432
Total net sales	$425,571	$524,796	$1,049,701	$1,357,647
Operating income (loss)(1):
The Children’s Place U.S.	$17,491	$48,129	$(204,468)	$55,722
The Children’s Place International	5,832	9,822	(9,836)	11,102
Total operating income (loss)	$23,323	$57,951	$(214,304)	$66,824
Operating income (loss) as a percent of net sales(1):
The Children’s Place U.S.	4.7%	10.3%	(21.7%)	4.6%
The Children’s Place International	11.2%	17.2%	(9.1%)	7.9%
Total operating income (loss) as a percent of net sales	5.5%	11.0%	(20.4%)	4.9%
Depreciation and amortization:
The Children’s Place U.S.	$14,542	$16,971	$46,322	$50,301
The Children’s Place International	1,267	1,850	4,083	5,576
Total depreciation and amortization	$15,809	$18,821	$50,405	$55,877
Capital expenditures:
The Children’s Place U.S.	$9,413	$20,326	$23,046	$41,741
The Children’s Place International	82	230	717	655
Total capital expenditures	$9,495	$20,556	$23,763	$42,396
 ___________________________________________
(1)Net sales and operating income (loss) were significantly impacted by the COVID-19 pandemic.
(2)Net sales from The Children’s Place International are primarily derived from revenues from Canadian operations.

	October 31, 2020	February 1, 2020	November 2, 2019
Total assets:	(in thousands)
The Children’s Place U.S.	$1,113,309	$1,080,665	$1,179,493
The Children’s Place International	93,634	100,732	106,229
Total assets	$1,206,943	$1,181,397	$1,285,722

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains or may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including but not limited to statements relating to the Company’s strategic initiatives. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “plan,” “project,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. These forward-looking statements are based upon the Company’s current expectations and assumptions and are subject to various risks and uncertainties that could cause actual results and performance to differ materially. Some of these risks and uncertainties are described in the Company’s filings with the Securities and Exchange Commission, including in the “Risk Factors” section of its annual report on Form 10-K for the fiscal year ended February 1, 2020 and supplemented by the “Risk Factors” sections of its quarterly reports on Form 10-Q for the fiscal quarter ended May 2, 2020 and the fiscal quarter ended August 1, 2020. Included among the risks and uncertainties that could cause actual results and performance to differ materially are the risk that the Company will be unsuccessful in gauging fashion trends and changing consumer preferences, the risks resulting from the highly competitive nature of the Company’s business and its dependence on consumer spending patterns, which may be affected by changes in economic conditions, the risks related to the COVID-19 pandemic, including the impact of the COVID-19 pandemic on our business or the economy in general (including decreased customer traffic, schools adopting remote and hybrid learning models, closures of businesses and other activities causing decreased demand for our products and negative impacts on our customers’ spending patterns due to decreased income or actual or perceived wealth, and the impact of the CARES Act and other legislation related to the COVID-19 pandemic, and any changes to the CARES Act or such other legislation), the risk that the Company’s strategic initiatives to increase sales and margin are delayed or do not result in anticipated improvements, the risk of delays, interruptions and disruptions in the Company’s global supply chain, including resulting from the COVID-19 pandemic or other disease outbreaks, or foreign sources of supply in less developed countries or more politically unstable countries, the risk that the cost of raw materials or energy prices will increase beyond current expectations or that the Company is unable to offset cost increases through value engineering or price increases, various types of litigation, including class action litigations brought under consumer protection, employment, and privacy and information security laws and regulations, the imposition of regulations affecting the importation of foreign-produced merchandise, including duties and tariffs, and the uncertainty of weather patterns. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
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
Terms that are commonly used in our management’s discussion and analysis of financial condition and results of operations are defined as follows:
•Third Quarter 2020 — The thirteen weeks ended October 31, 2020
•Third Quarter 2019 — The thirteen weeks ended November 2, 2019
•Year-To-Date 2020 — The thirty-nine weeks ended October 31, 2020
•Year-To-Date 2019 — The thirty-nine weeks ended November 2, 2019
•Gross Margin — Gross profit expressed as a percentage of net sales
•SG&A — Selling, general, and administrative expenses
•FASB — Financial Accounting Standards Board
•SEC — U.S. Securities and Exchange Commission
•U.S. GAAP — Generally Accepted Accounting Principles in the United States
•FASB ASC — FASB Accounting Standards Codification, which serves as the source for authoritative U.S. GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative U.S. GAAP for SEC registrants
Our Business
We are the largest pure-play children’s specialty apparel retailer in North America. We design, contract to manufacture, sell at retail and wholesale, and license to sell, trend right, high quality merchandise predominately at value prices, primarily under our proprietary “The Children’s Place”, “Place”, “Baby Place”, and “Gymboree” brand names. As of October 31, 2020, we had 809 stores across North America, our e-commerce businesses at www.childrensplace.com and www.gymboree.com, and had 252 international points of distribution with our eight franchise partners in 19 countries.

Segment Reporting
In accordance with the “Segment Reporting” topic of the FASB ASC 280, we report segment data based on geography: The Children’s Place U.S. and The Children’s Place International.  Each segment includes an e-commerce business located at www.childrensplace.com and www.gymboree.com.  Included in The Children’s Place U.S. segment are our U.S. and Puerto Rico-based stores and revenue from our U.S.-based wholesale business. Included in The Children’s Place International segment are our Canadian-based stores, revenue from the Company’s Canadian-based wholesale business, as well as revenue from international franchisees. We measure our segment profitability based on operating income, defined as income before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales.  The assets related to these functions are not allocated.  We periodically review these allocations and adjust them based upon changes in business circumstances.  Net sales from external customers are derived from merchandise sales, and we have no major customers that account for more than 10% of our net sales.  As of October 31, 2020, The Children’s Place U.S. had 702 stores and The Children’s Place International had 107 stores. As of November 2, 2019, The Children’s Place U.S. had 834 stores and The Children’s Place International had 121 stores.
COVID-19 Pandemic
The COVID-19 pandemic has significantly impacted regions all around the world, resulting in restrictions and shutdowns implemented by national, state, and local authorities and private entities, leading to significant adverse economic conditions and business disruptions, as well as significant volatility in global financial and retail markets. Federal, state, and local governments and health officials worldwide have imposed and continue to impose varying degrees of preventative and protective actions, such as travel bans, restrictions on public gatherings, forced closures of businesses and other activities, the adoption of remote or hybrid learning models for schools, and stay-at-home orders, all in an effort to reduce the spread of the virus. In addition, certain mall owners have restricted hours of operation and the number of people permitted in stores. Such factors, among others, have resulted in a significant decline in retail traffic and consumer spending on discretionary items.
As a result of the impact of the COVID-19 pandemic, we have experienced significant business disruption, and on March 18, 2020, we temporarily closed all of our stores across the U.S. and Canada. We re-opened the majority of our stores during the last two weeks of June and, as of October 31, 2020, 99% of our stores were open to the public. Our distribution centers remain open and operating to support our e-commerce business, which has significantly increased since the temporary store closures.

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
•Evaluating our options on store lease events occurring through the end of fiscal 2021, which impact approximately 65% of our current store fleet. We are targeting 300 retail store closures through fiscal 2021 with a target of 200 store closures in fiscal 2020, inclusive of the 118 stores permanently closed in the first nine months of fiscal 2020, and 100 store closures in fiscal 2021;
•Effective April 1, 2020, Jane Elfers, President and Chief Executive Officer, forfeited 100% of her salary. In addition, the senior leadership team took a 25% reduction in salary and the independent Directors of the Board unanimously approved to forgo their cash compensation. Effective June 28, 2020, the base salaries of the executives noted above and the cash compensation of the independent Directors of the Board were reinstated to 100% of pre-reduction levels;
•Effective April 5, 2020, all U.S. and Canadian field management and store associates were temporarily furloughed, with the Company continuing to provide health benefits, until needed to support ship-from-store activities or stores were re-opened;

•Effective April 5, 2020, we instituted a combination of temporary furloughs and pay reductions for the substantial majority of our corporate staff. During the Second Quarter 2020 a majority of our furloughed employees returned to work and, effective June 28, 2020, salaries were reinstated to 100% of pre-reduction levels;
•Temporarily suspended the Company’s capital return program, inclusive of share repurchases and dividends;
•Finalized an amendment to our revolving credit facility, which increased borrowing capacity from $325 million to $360 million for a period of one year; and
•Secured an $80 million term loan on October 5, 2020. We used all of the net proceeds from the term loan to pay down revolving credit facility borrowings.
Recent Developments
In November 2020, as a result of recent nationwide increases in COVID-19 cases, state and local regulations required the Company to temporarily close additional retail stores in the U.S and Canada. The Company cannot predict whether or when store closures will continue to occur or when the stores that were required to close will reopen.
In response to increased digital demand resulting from the COVID-19 pandemic, the Company expects a continued increase in the use of its third-party logistics provider to further support both our U.S. and Canadian e-commerce operations. In addition, we expect to incur freight surcharges and to experience capacity constraints across the domestic transportation network resulting from the unprecedented level of expected online demand.
Operating Highlights
Net sales decreased by $99.2 million, or 18.9%, to $425.6 million during the Third Quarter 2020 from $524.8 million during the Third Quarter 2019, primarily as a result of a decrease in back-to-school sales due to schools adopting remote and hybrid learning models, along with the impact of the permanent and temporary store closures.
Gross profit decreased by $52.0 million to $146.1 million during the Third Quarter 2020 from $198.1 million during the Third Quarter 2019.  The comparability of our gross profit was impacted by incremental expenses related to the COVID-19 pandemic, including personal protective equipment and incentive pay for our associates, of approximately $3.8 million and occupancy expense of approximately $1.9 million for our stores temporarily closed due to the COVID-19 pandemic. Excluding the impact of these charges, gross margin de-leveraged 210 basis points to 35.7% of net sales. The decrease was primarily the result of increased penetration of our ecommerce business and its higher fulfillment costs, along with the deleverage of fixed expenses resulting from the decline in net sales, partially offset by higher merchandise margins in both our stores and e-commerce channels.
Selling, general, and administrative expenses decreased $13.9 million to $106.6 million during the Third Quarter 2020 from $120.5 million during the Third Quarter 2019. The comparability of our SG&A was impacted by incremental operating expenses, including personal protective equipment for our associates, of approximately $1.6 million and restructuring costs of approximately $0.9 million. Excluding the impact of these and other smaller incremental charges, SG&A de-leveraged 210 basis points to 24.3% of net sales, primarily as a result of the deleverage of fixed expenses resulting from the decline in net sales and higher incentive compensation accruals, partially offset by a reduction in store expenses resulting from our permanent store closures, as well as a reduction in operating expenses associated with actions taken in response to the COVID-19 pandemic.
Provision for income taxes was an expense of $6.7 million during the Third Quarter 2020 compared to an expense of $12.7 million during the Third Quarter 2019.  Our effective tax rate was 33.6% in Third Quarter 2020 compared to 22.8% in Third Quarter 2019. The increase in the effective tax rate for the Third Quarter 2020 compared to the Third Quarter 2019 was primarily driven by the impact of the CARES Act on the current quarter rate and the jurisdictional mix of income in the periods.
Net income decreased by $29.7 million to $13.3 million during the Third Quarter 2020 compared to net income of $43.0 million during the Third Quarter 2019, due to the COVID-19 pandemic and other factors discussed above.  Earnings per diluted share was $0.91 in the Third Quarter 2020 compared to $2.77 per diluted share in the Third Quarter 2019.  This decrease in diluted earnings per share is due to the factors noted above, partially offset by a lower weighted average common shares outstanding of approximately 0.9 million, which is the result of our share repurchase program, prior to its suspension.
Although we are facing a period of uncertainty regarding the future impact of the COVID-19 pandemic, we continue to focus on our key strategic growth initiatives--superior product, business transformation through technology, and fleet optimization.

Focus on product remains our top priority. We reintroduced the iconic Gymboree brand in February 2020 on an enhanced Gymboree website and in co-branded locations in over 200 Company stores in the U.S. and Canada and were encouraged by the initial customer response to the relaunch prior to the COVID-19 pandemic.
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
We continue to evaluate our store fleet as part of our fleet optimization initiative. We have closed 389 stores, including the 118 stores closed during Year-To-Date 2020, since the announcement of this initiative in 2013. Our fleet optimization strategy has resulted in an average lease life of approximately two years with approximately 65% of our stores having a lease event by the end of fiscal 2021. As accelerated demand for online purchasing has increased our digital business, partly as a result of the COVID-19 pandemic, we have accelerated our planned store closures and are targeting 300 retail store closures through fiscal 2021 with a target of 200 store closures in fiscal 2020, inclusive of the 118 stores permanently closed in the first nine months of fiscal 2020, and 100 store closures in fiscal 2021.
During Year-To-Date 2020, we repurchased approximately 0.3 million shares for approximately $15.5 million, consisting of shares surrendered to cover tax withholdings associated with the vesting of equity awards. As of October 31, 2020, there was approximately $92.9 million in aggregate remaining pursuant to the 2018 Share Repurchase Program. In March 2020, we announced a temporary suspension of our capital return program, inclusive of share repurchases and dividends.
We have subsidiaries whose operating results are based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars. The table below summarizes those average translation rates that most impact our operating results:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Average Translation Rates (1)
Canadian Dollar	0.7565	0.7560	0.7384	0.7534
Hong Kong Dollar	0.1290	0.1276	0.1290	0.1276
China Yuan Renminbi	0.1466	0.1410	0.1435	0.1451
__________________________________________________
(1)The average translation rates are the average of the monthly translation rates used during each period to translate the respective income statements.  The rates represent the U.S. dollar equivalent of a unit of each foreign currency.

CRITICAL ACCOUNTING POLICIES
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reported period.  In many cases, there are alternative policies or estimation techniques that could be used.  We continuously review the application of our accounting policies and evaluate the appropriateness of the estimates used in preparing our financial statements; however, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information.  Consequently, actual results could differ from our estimates.
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
Reserves for inventory shrinkage, representing the risk of physical loss of inventory, are estimated based on historical experience and are adjusted based upon physical inventory counts. A 0.5% difference in our shrinkage rate as a percentage of cost of goods sold could impact each quarter’s net income by approximately $0.5 million.
Stock-Based Compensation
We account for stock-based compensation according to the provisions of FASB ASC 718--Compensation-Stock Compensation.
Time Vesting and Performance-Based Awards
We generally grant time vesting and performance-based stock awards to employees at management levels and above.  We also grant time vesting stock awards to our non-employee directors.  Time vesting awards are granted in the form of restricted stock units that require each recipient to complete a service period (“Deferred Awards”). Deferred Awards granted to employees generally vest ratably over three years. Deferred Awards granted to non-employee directors generally vest after one year. Performance-based stock awards are granted in the form of restricted stock units which have a performance criteria that must be achieved for the awards to be earned in addition to a service period requirement (“Performance Awards”), and each Performance Award has a defined number of shares that an employee can earn (the “Target Shares”). With the approval of the Board’s Compensation Committee, the Company may settle vested Deferred Awards and Performance Awards to the employee in shares, in a cash amount equal to the market value of such shares at the time all requirements for delivery of the award have been met, or in part shares and cash. Performance Awards are granted in the form of restricted stock units which have performance criteria that must be achieved for the awards to vest (the “Target Shares”) in addition to a service period requirement. For Performance Awards, an employee may earn from 0% to 250% of their Target Shares based on the Company’s achievement of certain performance goals established at the beginning of the applicable performance period. The Performance Awards cliff vest, if earned, after completion of the applicable performance period, which is generally three years. The fair value of these Performance Awards granted is based on the closing price of our common stock on the grant date. Compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover. While actual forfeitures could vary significantly from those estimated, a 10% change in our estimated forfeiture rate would impact our fiscal 2020 net income by approximately $1.0 million.
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
Asset impairment charges during Year-To-Date 2020 were related to underperforming stores identified in our ongoing store portfolio evaluation primarily as a result of decreased net revenues and cash flow projections resulting from the COVID-19 pandemic.

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
Insurance and Self-Insurance Liabilities
Based on our assessment of risk and cost efficiency, we self-insure as well as purchase insurance policies to provide for workers’ compensation, general liability and property losses, cyber-security coverage, as well as directors’ and officers’ liability, vehicle liability, and employee medical benefits.  We estimate risks and record a liability based upon historical claim experience, insurance deductibles, severity factors, and other actuarial assumptions.  These estimates include inherent uncertainties due to the variability of the factors involved, including type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant, and governmental regulations.  While we believe that our risk assessments are appropriate, these uncertainties or a deviation in future claims trends from recent historical patterns could result in our recording additional or reduced expenses, which may be material to our results of operations.  Our historical estimates have not differed materially from actual results and a 10% difference in our insurance reserves as of October 31, 2020 would have impacted net income by approximately $0.6 million.

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

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, selected statements of operations data expressed as a percentage of net sales. We primarily evaluate the results of our operations as a percentage of net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of net sales (i.e., “basis points”). For example, SG&A increased approximately 210 basis points to 25.1% of net sales during the Third Quarter 2020 from 23.0% during the Third Quarter 2019.  Accordingly, to the extent that our sales have increased at a faster rate than our costs (i.e., “leveraging”), the more efficiently we have utilized the investments we have made in our business.  Conversely, if our sales decrease or if our costs grow at a faster pace than our sales (i.e., “deleveraging”), we have less efficiently utilized the investments we have made in our business.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization)	65.7	62.2	81.6	64.0
Gross profit	34.3	37.8	18.4	36.0
Selling, general, and administrative expenses	25.1	23.0	30.4	26.9
Depreciation and amortization	3.7	3.6	4.8	4.1
Asset impairment charges	0.1	0.2	3.6	0.1
Operating income (loss)	5.5	11.0	(20.4)	4.9
Income (loss) before benefit for income taxes	4.7	10.6	(21.2)	4.5
Provision (benefit) for income taxes	1.6	2.4	(7.0)	0.9
Net income (loss)	3.1%	8.2%	(14.1%)	3.6%
Number of Company-operated stores, end of period	809	955	809	955
____________________________________________
 Table may not add due to rounding.

The following table sets forth net sales by segment, for the periods indicated.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net sales:	(in thousands)
The Children’s Place U.S.	$373,625	$467,834	$941,607	$1,217,215
The Children’s Place International	51,946	56,962	108,094	140,432
Total net sales	$425,571	$524,796	$1,049,701	$1,357,647

Third Quarter 2020 Compared to the Third Quarter 2019
Net sales decreased by $99.2 million, or 18.9%, to $425.6 million during the Third Quarter 2020 from $524.8 million during the Third Quarter 2019.  The net sales decrease of $99.2 million primarily resulted from a decrease in back-to-school sales due to schools adopting remote and hybrid learning models, along with the impact of the permanent and temporary store closures.
We believe that our e-commerce and brick-and-mortar retail store operations are highly interdependent, with both sharing common customers purchasing from a common pool of product inventory. Accordingly, we believe that consolidated omni-channel reporting presents the most meaningful and appropriate measure of our performance, including net sales.
The Children’s Place U.S. net sales decreased $94.2 million, or 20.1%, to $373.6 million in the Third Quarter 2020 compared to $467.8 million in the Third Quarter 2019.  This decrease primarily resulted from a decrease in back-to-school sales due to schools adopting remote and hybrid learning models, along with the impact of the permanent and temporary store closures.

The Children’s Place International net sales decreased $5.1 million, or 8.8%, to $51.9 million in the Third Quarter 2020 compared to $57.0 million in the Third Quarter 2019.  This decrease primarily resulted from a decrease in back-to-school sales due to schools adopting remote and hybrid learning models, along with a decrease in revenue from international franchisees due to the COVID-19 pandemic.
Total e-commerce sales, which include postage and handling, increased to 43.9% of net sales during the Third Quarter 2020 from 35.4% during the Third Quarter 2019.
Gross profit decreased by $52.0 million to $146.1 million during the Third Quarter 2020 from $198.1 million during the Third Quarter 2019.  The comparability of our gross profit was impacted by incremental expenses related to the COVID-19 pandemic, including personal protective equipment and incentive pay for our associates, of approximately $3.8 million and occupancy expense of approximately $1.9 million for our stores temporarily closed due to the COVID-19 pandemic. Excluding the impact of these charges, gross margin deleveraged 210 basis points to 35.7% of net sales. The decrease was primarily the result of increased penetration of our e-commerce business and its higher fulfillment costs, along with the deleverage of fixed expenses resulting from the decline in net sales, partially offset by higher merchandise margins in both our stores and e-commerce channels.
Gross profit as a percentage of net revenues is dependent upon a variety of factors, including changes in the relative sales mix among distribution channels (e-commerce sales have typically higher fulfillment costs than store sales), changes in the mix of products sold, the timing and level of promotional activities, foreign currency exchange rates, and fluctuations in materials and freight costs. These factors, among others, may cause gross profit as a percentage of net sales to fluctuate from period to period.
Selling, general, and administrative expenses decreased $13.9 million to $106.6 million during the Third Quarter 2020 from $120.5 million during the Third Quarter 2019. The comparability of our SG&A was impacted by incremental operating expenses, including personal protective equipment for our associates, of approximately $1.6 million and restructuring costs of approximately $0.9 million. Excluding the impact of these and other smaller incremental charges, SG&A deleveraged 210 basis points to 24.3% of net sales, primarily as a result of the deleverage of fixed expenses resulting from the decline in net sales and higher incentive compensation accruals, partially offset by a reduction in store expenses resulting from our permanent store closures, as well as a reduction in operating expenses associated with actions taken in response to the COVID-19 pandemic.
Asset impairment charges were $0.3 million during the Third Quarter 2020, primarily for one store. Asset impairment charges during the Third Quarter 2019 were $0.8 million, primarily related to eight stores.
Depreciation and amortization was $15.8 million during the Third Quarter 2020 compared to $18.8 million during the Third Quarter 2019 primarily reflecting decreased depreciation associated with the write-off of store fixed assets as a result of the impairment charge incurred in the first quarter of 2020.
Provision for income taxes was an expense of $6.7 million during the Third Quarter 2020 compared to an expense of $12.7 million during the Third Quarter 2019.  Our effective tax rate was 33.6% in Third Quarter 2020 compared to 22.8% in Third Quarter 2019. The increase in the effective tax rate for the Third Quarter 2020 compared to the Third Quarter 2019 was primarily driven by the impact of the CARES Act on the current quarter rate and the jurisdictional mix of income in the periods.
Net income decreased by $29.7 million to $13.3 million during the Third Quarter 2020 compared to net income of $43.0 million during the Third Quarter 2019, due to the COVID-19 pandemic and other factors discussed above.  Earnings per diluted share was $0.91 in the Third Quarter 2020 compared to $2.77 per diluted share in the Third Quarter 2019.  This decrease in diluted earnings per share is due to the factors noted above, partially offset by a lower weighted average common shares outstanding of approximately 0.9 million, which is the result of our share repurchase program, prior to its suspension.
Year-To-Date 2020 Compared to the Year-To-Date 2019
Net sales decreased by $307.9 million, or 22.7%, to $1,049.7 million during Year-To-Date 2020 from $1,357.6 million during Year-To-Date 2019.  The net sales decrease of $307.9 million was primarily a result of the permanent and temporary store closures, along with a decrease in back-to-school sales beginning in mid-July due to schools adopting remote and hybrid learning models, partially offset by increased e-commerce sales.
The Children’s Place U.S. net sales decreased $275.6 million, or 22.6%, to $941.6 million during Year-To-Date 2020 compared to $1,217.2 million during Year-To-Date 2019.  This decrease primarily resulted from the permanent and temporary store closures, along with a decrease in back-to-school sales beginning in mid-July due to schools adopting remote and hybrid learning models, partially offset by increased e-commerce sales.
The Children’s Place International net sales decreased $32.3 million, or 23.0%, to $108.1 million during Year-To-Date 2020 compared to $140.4 million during Year-To-Date 2019.  This decrease primarily resulted from the permanent and temporary store closures, along with a decrease in back-to-school sales beginning in mid-July due to schools adopting remote and hybrid learning models, a decrease in revenue from international franchisees due to the COVID-19 pandemic.

Total e-commerce sales, which include postage and handling, increased to 55.6% of net sales during Year-To-Date 2020 from 31.4% during Year-To-Date 2019.
Gross profit decreased by $295.4 million to $193.5 million during Year-To-Date 2020 from $488.9 million during Year-To-Date 2019.  The comparability of our gross profit was impacted by an inventory provision of approximately $63.2 million related to the adverse business disruption resulting from the COVID-19 pandemic, including the temporary store closures; occupancy expense of approximately $49.0 million for our stores temporarily closed due to the COVID-19 pandemic; and incremental expenses, including personal protective equipment and incentive pay for our associates, of approximately $8.2 million. Excluding the impact of these charges, gross margin deleveraged 610 basis points to 29.9% of net sales. The decrease resulted primarily from the increased penetration of our ecommerce business and its higher fulfillment costs, along with the deleverage of fixed expenses resulting from the decline in net sales.
Selling, general, and administrative expenses decreased $45.5 million to $319.4 million during Year-To-Date 2020 from $364.9 million during Year-To-Date 2019. The comparability of our SG&A was impacted by incremental operating expenses, including personal protective equipment and incentive pay for our associates, of approximately $9.4 million, restructuring costs, primarily related to severance costs for corporate and store associates, of approximately $7.3 million, payroll and benefit costs for certain employees during the period our stores were closed due to the COVID-19 pandemic, net of a payroll tax credit benefit resulting from the CARES Act, of approximately $4.2 million. Excluding the impact of these and other smaller incremental charges, SG&A deleveraged 160 basis points to 28.1% of net sales primarily as a result of the deleverage of fixed expenses resulting from the decline in sales, partially offset by a reduction in operating expenses associated with actions taken in response to the COVID-19 pandemic.
Asset impairment charges were $37.9 million during Year-To-Date 2020, including the ROU assets recorded in connection with Topic 842, primarily for 419 stores. These charges were related to underperforming stores identified in our ongoing store portfolio evaluation primarily as a result of decreased net revenues and cash flow projections resulting from the COVID-19 disruption. Asset impairment charges were $1.3 million during Year-To-Date 2019, primarily related to the impairment of 15 stores.
Depreciation and amortization was $50.4 million during Year-To-Date 2020 compared to $55.9 million during Year-To-Date 2019 primarily reflecting decreased depreciation associated with the write-off of store fixed assets as a result of the impairment charge incurred in the first quarter of fiscal 2020.
Benefit (provision) for income taxes was a benefit of $73.9 million during Year-To-Date 2020 compared to an expense of $11.6 million during Year-To-Date 2019.  Our effective tax rate was a benefit of 33.3% and an expense of 19.1% during Year-To-Date 2020 and Year-To-Date 2019, respectively. The Year-To-Date 2020 benefit was primarily driven the net loss in the period as well as the impact of the enactment of the CARES Act. The Year-To-Date 2019 income tax rate was impacted by an excess tax benefit related to the vesting of equity shares.
Net income (loss) was a loss of ($148.1) million during Year-To-Date 2020 compared to income of $49.1 million during Year-To-Date 2019, due to the factors discussed above.  Loss per diluted share was ($10.13) during Year-To-Date 2020 compared to earnings per diluted share of $3.10 during Year-To-Date 2019.  This decrease in earnings per share is due to the factors noted above, partially offset by a lower weighted average common shares outstanding of approximately 1.2 million, which is the result of our share repurchase program.

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
•Evaluating our options on store lease events occurring through the end of fiscal 2021, which impact approximately 65% of our current store fleet. We are targeting 300 retail store closures through fiscal 2021 with a target of 200 store closures in fiscal 2020, inclusive of the 118 stores permanently closed in the first nine months of fiscal 2020, and 100 store closures in fiscal 2021;

•Effective April 1, 2020, Jane Elfers, President and Chief Executive Officer, forfeited 100% of her salary. In addition, the senior leadership team took a 25% reduction in salary and the independent Directors of the Board unanimously approved to forgo their cash compensation. Effective June 28, 2020, the base salaries of the executives noted above and the cash compensation of the independent Directors of the Board were reinstated to 100% of pre-reduction levels;
•Effective April 5, 2020, all U.S. and Canadian field management and store associates were temporarily furloughed, with the Company continuing to provide health benefits, until needed to support ship-from-store activities or stores were re-opened;
•Effective April 5, 2020, we instituted a combination of temporary furloughs and pay reductions for the substantial majority of our corporate staff. During the Second Quarter 2020 a majority of our furloughed employees returned to work, and effective June 28, 2020, salaries were reinstated to 100% of pre-reduction levels;
•Temporarily suspended the Company’s capital return program, inclusive of share repurchases and dividends;
•Finalized an amendment to our revolving credit facility, which increased borrowing capacity from $325 million to $360 million for a period of one year; and
•Secured an $80 million term loan on October 5, 2020. We used all of the net proceeds from the term loan to pay down revolving credit facility borrowings.
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
Our working capital deficit increased $92.6 million to a deficit of $237.1 million at October 31, 2020 compared to a working capital deficit of $144.5 million at November 2, 2019, primarily due to seasonal cash usage and the impact of the COVID-19 pandemic, partially offset by cash management. While our working capital deficit has increased since last year, we returned to generating positive operating cash flows of $32.5 million for the Third Quarter 2020 after two previous quarters of operating cash outflows. During Year-To-Date 2020, prior to the suspension of our capital return program, we repurchased approximately 0.3 million shares for approximately $15.5 million.  During Year-To-Date 2019, we repurchased approximately 1.0 million shares for approximately $93.8 million, inclusive of shares repurchased and surrendered to cover tax withholdings associated with the vesting of equity awards.
Our credit facility provides for borrowings up to the lesser of $360 million, until April 2021, when it reduces to $325 million, or our borrowing base, as defined by the credit facility agreement (see “Credit Facility” below).  At October 31, 2020, we had $179.4 million of outstanding borrowings and $172.8 million available for borrowing. In addition, at October 31, 2020, we had $7.8 million of outstanding letters of credit with an additional $42.2 million available for issuing letters of credit.
We expect to be able to meet our working capital and capital expenditure requirements for the foreseeable future by using our cash on hand, cash flows from operations, and availability under our credit facility.
Credit Facility
We and certain of our subsidiaries maintain an asset-based revolving credit facility (the “ABL Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), Bank of America, N.A., HSBC Business Credit (USA) Inc., and JPMorgan Chase Bank, N.A., as lenders (collectively, the “Lenders”) and Wells Fargo, as Administrative Agent, Collateral Agent, and Swing Line Lender.
The ABL Credit Facility, which expires in May 2024, consists of a $360 million asset-based revolving credit facility that was increased from $325 million as a result of finalizing an amendment with the Lenders on April 24, 2020 to secure the Company an additional $35 million available under the accordion feature for a period of one year, and including a $25 million Canadian sublimit, with a $50 million sublimit for standby and documentary letters of credit. On October 5, 2020, we further amended the ABL Credit Facility to provide for certain changes that permitted the issuance of an $80 million Term Loan (the “Term Loan”) on that date and align certain terms of the ABL Credit Facility to those of the Term Loan. The Term Loan is discussed in more detail below.

Borrowings outstanding under the ABL Credit Facility bear interest, at our option, at:
(i)the prime rate plus a margin of 1.75% to 1.88% based on the amount of our average excess availability under the facility; or
(ii)the London InterBank Offered Rate, or “LIBOR”, for an interest period of one, two, three, or six months, as selected by us, plus a margin of a) 2.50% to 2.75% and b) 1.00% based on the amount of our average excess availability under the facility.
We are charged a fee of 0.25% on the unused portion of the commitments.  Letter of credit fees range from 1.25% to 1.38% for commercial letters of credit and from 2.00% to 2.25% for standby letters of credit.  Letter of credit fees are determined based on the amount of the Company’s average excess availability under the facility. The amount available for loans and letters of credit under the ABL Credit Facility is determined by a borrowing base consisting of certain credit card receivables and certain trade receivables, certain inventory, and the fair market value of certain real estate, subject to certain reserves.
The outstanding obligations under the ABL Credit Facility may be accelerated upon the occurrence of certain events, including, among others, non-payment, breach of covenants, the institution of insolvency proceedings, defaults under other material indebtedness, and a change of control, subject, in the case of certain defaults, to the expiration of applicable grace periods.  We are not subject to any early termination fees.
The ABL Credit Facility contains covenants, which include conditions on stock buybacks and the payment of cash dividends or similar payments.  These covenants also limit our ability to incur certain liens, to incur certain indebtedness, to make certain investments, acquisitions, or dispositions or to change the nature of our business.
Credit extended under the ABL Credit Facility is secured by a first priority security interest in substantially all of our U.S. and Canadian assets excluding intellectual property, software, equipment, and fixtures. In connection with the Term Loan, the Lenders under the ABL Credit Facility entered into an intercreditor agreement with the Term Loan lender and were granted a second priority security interest in the Term Loan collateral, which includes our intellectual property, certain furniture, fixtures and equipment, and pledges of subsidiary capital stock.
We have capitalized an aggregate of approximately $5.9 million in deferred financing costs related to the Credit Agreement. The unamortized balance of deferred financing costs at October 31, 2020 was approximately $1.4 million. Unamortized deferred financing costs are amortized over the remaining term of the ABL Credit Facility.
Term Loan
On October 5, 2020, we and certain of our subsidiaries entered into a loan agreement (the “Loan Agreement”) dated October 5, 2020 with Crystal Financial LLC, as Lender, Administrative Agent, and Collateral Agent, providing for an $80 million Term Loan. The net proceeds from the Term Loan, after deducting related fees and expenses, were used to repay borrowings under our ABL Credit Facility.
The Term Loan: (i) matures on the earlier of October 5, 2025 or the maturity date under the ABL Credit Facility, currently in May 2024; (ii) bears interest, payable monthly, at the greater of (a) the three month LIBOR Rate published in the Wall Street Journal, and (b) 1.00%, plus 7.75% or 8.00% depending on the average excess availability of credit under the ABL Credit Facility, adjusted quarterly; and (iii) amortizes by (x) 5.00% per annum payable quarterly beginning with the fiscal quarter ending on or around July 31, 2021 through the fiscal quarter ending on or around April 30, 2022, (y) 7.50% per annum payable quarterly beginning with the fiscal quarter ending on or around July 31, 2022 through the fiscal quarter ending on or around April 30, 2023, and (z) 10.00% per annum payable quarterly thereafter.
The Term Loan is secured by a first priority security interest in our intellectual property, certain furniture, fixtures and equipment, and pledges of subsidiary capital stock, and a second priority security interest in the collateral securing the ABL Credit Facility. The Term Loan is guaranteed, subject to certain exceptions, by each of our subsidiaries that guarantee the ABL Credit Facility.
The Term Loan is, in whole or in part, pre-payable any time and from time to time, subject to certain prepayment premiums specified in the Loan Agreement, plus accrued and unpaid interest.
Among other covenants, the Loan Agreement limits our ability to incur certain liens, to incur certain indebtedness, including under the ABL Credit Facility, to make certain investments, acquisitions, dispositions or restricted payments, or to change the nature of its business. These covenants are substantially the same covenants as provided in the ABL Credit Facility.
The Loan Agreement contains customary events of default, which include (subject in certain cases to customary grace and cure periods), nonpayment of principal or interest, breach of other covenants in the Loan Agreement, failure to pay certain other indebtedness, including under the ABL Credit Facility, and certain events of bankruptcy, insolvency or reorganization.

Cash Flows/Capital Expenditures
During Year-To-Date 2020, cash flows used in operating activities were $50.7 million compared to cash flows provided by operating activities of $100.6 million during Year-To-Date 2019. The Year-To-Date 2020 cash flows used in operating activities were primarily the result of a net loss in the year due to the permanent and temporary store closures, partially offset by strategic working capital management and the extension of vendor payment terms. The Year-To-Date 2019 cash provided by operating activities was primarily the result of the net income for the period and working capital management.
During Year-To-Date 2020, cash flows used in investing activities were $23.6 million compared to $119.1 million during Year-To-Date 2019. This change was primarily due to the Gymboree intellectual property and related assets acquisition during Year-To-Date 2019 and a reduction in capital expenditures during Year-To-Date 2020 compared to Year-To-Date 2019.
During Year-To-Date 2020, cash flows provided by financing activities were $70.7 million compared to $15.1 million during Year-To-Date 2019.  The increase when compared to the prior year primarily resulted from the proceeds received from an $80 million Term Loan in the Third Quarter 2020, a decrease in purchases of our common stock, and the suspension of the payment of dividends. In March 2020, we temporarily suspended our capital return program, inclusive of share repurchases and dividends. The increase in cash flows provided by financing activities when compared to the prior year period was partially offset by a decrease in revolving credit facility borrowings.
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
Interest Rates
Our ABL Credit Facility bears interest at a floating rate equal to the prime rate or LIBOR, plus a calculated spread based on our average excess availability.  As of October 31, 2020, we had $179.4 million in borrowings under our credit facility. A 10% change in the prime rate or LIBOR interest rates would not have had a material impact on our interest expense.
Our Term Loan bears interest at a floating rate at the greater of: (a) the three month LIBOR Rate published in the Wall Street Journal, and (b) 1.00%, plus 7.75% or 8.00% depending on the average excess availability of credit under the ABL Credit Facility. As of October 31, 2020, the outstanding balance of the Term Loan was $80 million. A 10% change in the three month LIBOR Rate would not have had a material impact on our interest expense.
Foreign Assets and Liabilities
Assets and liabilities outside the United States are primarily located in Canada and Hong Kong.  Our investments in our Canadian and Hong Kong subsidiaries are considered long-term. As of October 31, 2020, net assets in Canada and Hong Kong were approximately $29.0 million and $30.6 million, respectively.  A 10% increase or decrease in the Canadian and Hong Kong exchange rates would increase or decrease the corresponding net investment by approximately $2.9 million and $3.1 million, respectively.  All changes in the net investment of our foreign subsidiaries are recorded in other comprehensive income as unrealized gains or losses.
As of October 31, 2020, we had approximately $58.8 million of our cash and cash equivalents held in foreign countries, of which approximately $29.9 million was in Hong Kong, approximately $25.6 million was in Canada, and approximately $3.3 million was in other foreign countries.

Foreign Operations
We have exchange rate exposure primarily with respect to certain revenues and expenses denominated in Canadian dollars. As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses.  Assuming a 10% change in foreign exchange rates, Year-To-Date 2020 net sales could have decreased or increased by approximately $9.9 million, and total costs and expenses could have decreased or increased by approximately $14.6 million.  Additionally, we have foreign currency denominated receivables and payables that when settled, result in transaction gains or losses.  At October 31, 2020, we had foreign currency denominated receivables and payables, including inter-company balances, of $10.2 million and $5.2 million, respectively.
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
Management, including our Chief Executive Officer and President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of October 31, 2020. Based on that evaluation, our Chief Executive Officer and President and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level, as of October 31, 2020, to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive, principal accounting, and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

Item 1A.RISK FACTORS.
There were no material changes to the risk factors disclosed in Item 1A of Part I in our Annual Report on Form 10-K for the year ended February 1, 2020 and in Item 1A of Part II in our Quarterly Report on Form 10-Q for the quarters ended May 2, 2020 and August 1, 2020.

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
The following table provides a month-by-month summary of our share repurchase activity during the Third Quarter 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs
8/2/20-8/29/20 (1)	3,317	$21.99	114	$92,904
8/30/20-9/3/20 (2)	161	22.41	161	92,900
9/4/20-10/31/20 (3)	402	30.66	402	92,888
Total	3,880	$22.90	677	$92,888
____________________________________________
(1) Consists of 3,203 shares acquired as treasury stock as directed by participants in the Company’s deferred compensation plan and 114 shares withheld to cover taxes in conjunction with the vesting of stock awards.
(2) Consists of 161 shares withheld to cover taxes in conjunction with the vesting of stock awards.
(3) Consists of 402 shares withheld to cover taxes in conjunction with the vesting of stock awards.

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
________________________________________

(+) Filed herewith.
(*) Compensation arrangement.

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement  or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CHILDREN’S PLACE, INC.

Date:	November 24, 2020	By:	/S/ JANE T. ELFERS
JANE T. ELFERS
Chief Executive Officer and President
(Principal Executive Officer)

Date:	November 24, 2020	By:	/S/ ROBERT HELM
ROBERT HELM
Senior Vice President, Finance and Inventory Management
(Principal Accounting Officer)