Form 10-K
period 2021-01-30
Childrens Place, Inc.
filed 2021-03-29
CIK 1041859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fifty-two weeks ended	January 30, 2021
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates was $357,415,785 at the close of business on August 1, 2020 (the last business day of the registrant’s fiscal 2020 second fiscal quarter) based on the closing price of the common stock as reported on the Nasdaq Global Select Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common Stock, par value $0.10 per share, outstanding at March 24, 2021: 14,611,118.
Documents Incorporated by Reference: Portions of The Children’s Place, Inc. Definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 12, 2021 are incorporated by reference into Part III.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K
FOR THE FIFTY-TWO WEEKS ENDED JANUARY 30, 2021

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
PART I
ITEM 1.-BUSINESS
As used in this Annual Report on Form 10-K, references to the “Company”, “The Children’s Place”, “we”, “us”, “our”, and similar terms refer to The Children's Place, Inc. and its subsidiaries. Our fiscal year ends on the Saturday on or nearest to January 31. Other terms that are commonly used in this Annual Report on Form 10-K are defined as follows:
•Fiscal 2020 - The fifty-two weeks ended January 30, 2021
•Fiscal 2019 - The fifty-two weeks ended February 1, 2020
•Fiscal 2018 - The fifty-two weeks ended February 2, 2019
•Fiscal 2021 - Our next fiscal year representing the fifty-two weeks ending January 29, 2022
•GAAP - U.S. Generally Accepted Accounting Principles
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
•SEC - U.S. Securities and Exchange Commission
•FASB - Financial Accounting Standards Board
•FASB ASC - FASB Accounting Standards Codification, which serves as the source for authoritative U.S. GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative U.S. GAAP for SEC registrants
•CCPSA - Canada Consumer Product Safety Act
•CPSA - U.S. Consumer Product Safety Act
•CPSC - U.S. Consumer Product Safety Commission
•CPSIA - U.S. Consumer Product Safety Improvement Act of 2008
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
The Children’s Place was founded in 1969. The Company became publicly traded on the Nasdaq Global Select Market in 1997. As of January 30, 2021, we operated 749 stores throughout North America as well as our online stores. During Fiscal 2020, we opened 3 stores and closed 178 stores. During Fiscal 2019, we opened 12 stores and closed 60 stores.
Jane Elfers, our President and Chief Executive Officer, established several key strategic initiatives:
1.Superior Product - Product is our number one priority. We are focused on providing the right product, in the right channels of distribution, at the right time. We offer a full line of footwear and accessories so busy moms can quickly and easily put together head-to-toe outfits. Our design, merchandising, sourcing, and planning teams strive to ensure that our product is trend right, while at the same time balancing fashion and fashion basics with more frequent, wear-now deliveries. We reintroduced the iconic Gymboree brand in February 2020 on an enhanced Gymboree website and in certain co-branded locations in Company stores in the U.S. and Canada and were encouraged by the initial customer response to the relaunch prior to the onset of the COVID-19 pandemic.
2.Digital Transformation - The transformation of our digital capabilities continues to expand with the development of completely redesigned responsive sites and mobile applications, providing an online shopping experience geared toward the needs of our “on-the-go” customers, expanded customer personalization, which delivers unique, relevant content designed to drive sales, loyalty and retention, and the ability to have our entire store fleet equipped with ship-from-store capabilities. Also, in response to increased digital demand, including as a result of the COVID-19 pandemic, the Company has increased and will continue to increase the utilization of its third-party logistics provider to further support both our U.S. and Canadian e-commerce operations.
3.Fleet Optimization - We continue to evaluate our store fleet as part of our fleet optimization initiative. We have closed 449 stores, including the 178 stores closed during Fiscal 2020, since the announcement of this initiative in 2013. As accelerated demand for online purchasing has increased our digital business, partly as a result of the COVID-19 pandemic, we have accelerated our planned store closures and are targeting 300 retail store closures in Fiscal 2020 and Fiscal 2021, bringing our total store closures since the fleet optimization initiative began in 2013 to approximately 570 stores.

Overlaying these strategic initiatives is talent. Talent ultimately defines our success, and, over the past several years, we have built a best-in-class management team. We believe that our talented team is a significant competitive advantage for our Company.
Underlying these growth initiatives is a commitment to operational excellence. The Company’s commitment to operational excellence includes disciplined expense management and a focus on persistent improvement in store and e-commerce operations, and combined with our finance, compliance, legal, and human resources areas, form the strong base necessary to support our long-term growth initiatives.

COVID-19 Pandemic

The COVID-19 pandemic has significantly impacted regions all around the world, resulting in restrictions and shutdowns of businesses and other activities implemented by national, state, and local authorities and private entities, leading to significant adverse economic conditions and business disruptions, as well as significant volatility in global financial and retail markets. Federal, state, and local governments and health officials worldwide have imposed and continue to impose varying degrees of preventative and protective actions, such as travel bans, restrictions on public gatherings, forced closures of businesses and other activities, social distancing, the adoption of remote or hybrid learning models for schools, and stay-at-home orders, all in an effort to reduce the spread of the virus. In addition, certain mall owners have restricted hours of operation and the number of people permitted in stores. Such factors, among others, have resulted in a significant decline in retail traffic and consumer spending on discretionary items.

As a result of the impact of the COVID-19 pandemic, we have experienced significant business disruption, and on March 18, 2020, we temporarily closed all of our stores across the U.S. and Canada. We re-opened the majority of our stores during the last two weeks of June and, as of January 30, 2021, we had 680 of 749 stores open to the public in the U.S., Canada, and Puerto Rico, with all but one store of the temporarily closed stores located in Canada. Our distribution centers remain open and operating to support our retail store and e-commerce business, which e-commerce business has significantly increased since the temporary store closures.

In response to the COVID-19 pandemic, we took the following actions designed to preserve our financial flexibility:

•Executing a substantial reduction and/or deferral of all non-essential expenses and capital expenditures;

•Collaborating with vendor partners to extend payment terms and balance forward inventory receipts to reflect reduced demand;
•Temporarily suspended rent payments on all of our U.S. and Canadian retail stores during the first quarter of Fiscal 2020 and resumed rent payments on a modified basis as stores began to re-open during the second quarter of Fiscal 2020. Our lease flexibility gave us the opportunity to strategically secure rent abatements for Fiscal 2020 and/or forward rent reductions. We have reached agreements in principle with many of our major landlords and are in discussions with most of the remaining landlords;
•We are targeting 300 retail store closures through Fiscal 2021, inclusive of the 178 stores permanently closed in Fiscal 2020, and 122 planned store closures in Fiscal 2021;
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
•Effective April 5, 2020, we instituted a combination of temporary furloughs and pay reductions for the substantial majority of our corporate staff. During the second quarter of Fiscal 2020 a majority of our furloughed employees returned to work and, effective June 28, 2020, salaries were reinstated to 100% of pre-reduction levels;
•Temporarily suspended the Company’s capital return program, inclusive of share repurchases and dividends;
•Finalized an amendment to our revolving credit facility, which increased borrowing capacity from $325 million to $360 million for a period of one year;
•Secured an $80 million term loan on October 5, 2020. We used all of the net proceeds from the term loan to pay down revolving credit facility borrowings; and

In response to the COVID-19 pandemic, we took the following steps to address the health, safety, and welfare of our employees and customers: instituted incentive pay, emergency leave, sick pay, and health insurance payment programs for our employees; provided training, health screening, onsite clinical services at our U.S. distribution center, personal protective equipment, and plexiglass health guard partitions, as well as rigorous cleaning routines and other measures in accordance with Federal, state and local guidance; and limited retail store and distribution center capacity.
Gymboree Acquisition
On April 4, 2019, we completed the acquisition of certain intellectual property and related assets (the “Gymboree Assets”) of Gymboree Group, Inc. and related entities, which includes the worldwide rights to the names “Gymboree” and “Crazy 8” and other intellectual property, including trademarks, domain names, copyrights, and customer databases.  Gymboree is an iconic children’s apparel brand offering colorful, playful, bow-to-toe children’s clothing collections that celebrate childhood and help families look their best for any occasion. Gymboree collections incorporate themes that come to life through vibrant color palettes, prints, textures, graphics, and high-quality, durable fabrics.  We relaunched the Gymboree branded product in February 2020 with an enhanced, personalized, online shopping experience at www.gymboree.com and in certain co-branded locations in select The Children’s Place stores across the U.S. and Canada and were encouraged by the initial customer response to the relaunch prior to the COVID-19 pandemic.
Segment Reporting
In accordance with FASB ASC 280—Segment Reporting, we report segment data based on geography: The Children’s Place U.S. and The Children’s Place International.  Each segment includes an e-commerce business located at www.childrensplace.com and www.gymboree.com.  Included in The Children’s Place U.S. segment are our U.S. and Puerto Rico based stores and revenue from our U.S.-based wholesale business. Included in The Children’s Place International segment are our Canadian-based stores, revenue from the Company’s Canada wholesale business, as well as revenue from international franchisees. We measure our segment profitability based on operating income, defined as income before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services, are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales.  The assets related to these functions are not allocated.  We periodically review these allocations and adjust them based upon changes in business circumstances.  Net sales to external customers are derived from merchandise sales, and we have no major customers that account for more than 10% of our net sales. The following tables show, by segment, our net sales and operating income for the past three fiscal years and total assets as of January 30, 2021 and February 1, 2020:

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
	(In thousands)
Net sales:
The Children’s Place U.S.	$1,372,079	$1,671,165	$1,727,907
The Children’s Place International	150,519	199,502	210,177
Total net sales	$1,522,598	$1,870,667	$1,938,084

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
	(In thousands)
Operating income (loss):
The Children’s Place U.S.	$(196,565)	$77,989	$86,983
The Children’s Place International	(3,350)	18,369	24,345
Total operating income (loss)	$(199,915)	$96,358	$111,328

Operating income as a percent of net sales:
The Children’s Place U.S.	(14.3)%	4.7%	5.0%
The Children’s Place International	(2.2)%	9.2%	11.6%
Total operating income as a percent of net sales	(13.1)%	5.2%	5.7%

	January 30, 2021	February 1, 2020
	(In thousands)
Total assets:
The Children’s Place U.S.	$1,054,339	$1,080,665
The Children’s Place International	85,788	100,732
Total assets	$1,140,127	$1,181,397
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

Brand Image
We focus on our brand image and strengthening our customer loyalty by:
•Consistently offering high quality and age appropriate products and trend right fashion predominately at value prices in a friendly and convenient shopping environment;
•Providing coordinated outfits and accessories for our customers’ lifestyle needs;
•Providing exclusive products on our e-commerce sites to expand the breadth of our offerings;
•Creating strong merchandising and visual presentations to create a compelling in-store experience;
•Emphasizing our great value fashion in marketing visuals to convey a consistent message across our brands;
•Leveraging our customer database to communicate with our customers and personalize communications to maximize customer satisfaction; and
•Utilizing our MyPLACE Loyalty Rewards program and private label credit card to drive customer engagement.
Low-Cost Global Sourcing
We design, source, and contract to manufacture the substantial majority of the Company’s branded products. We believe that this is essential to assuring the consistency and quality of our merchandise, as well as our ability to deliver value to our customers. We have strong multi-year relationships with the substantial majority of our vendors. Through these relationships and our extensive knowledge of low cost sourcing on a global scale, we are able to offer our customers high-quality products at predominately value prices. We maintain a network of sourcing offices globally in order to manage our vendors efficiently and respond to changing business needs effectively. Our sourcing offices in China (Hong Kong and Shanghai), Bangladesh, Indonesia, and Ethiopia, and our presence in greater Africa, Cambodia, and other countries in which we source products, give us access to a wide range of vendors and allow us to work to maintain and/or reduce our merchandise costs by capitalizing on new sourcing opportunities while maintaining our high standard for product quality.
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
Production, Quality Assurance, and Responsible Sourcing
During Fiscal 2020, we engaged independent contract vendors located primarily in greater Asia and Africa. We continue to pursue global sourcing opportunities to support our inventory needs and seek to reduce merchandise costs. We contract for the manufacture of the substantial majority of the products we sell. We do not own or operate any manufacturing facilities.
During Fiscal 2020, we sourced all of our merchandise directly without the use of third-party commissioned buying agents for The Children’s Place branded product. For the initial launch of Gymboree branded product, we utilized a third-party commissioned buying agent to reconnect with the key vendors that formerly supported the brand’s elevated expectations for quality and consistency. Following the initial launch we sourced all of our merchandise for Gymboree branded product without the use of that third-party. We source from a diversified network of vendors, purchasing primarily from Bangladesh, Cambodia, China, Ethiopia, Vietnam, and Indonesia. No other country accounted for 10% or more of our production.
In addition to our quality assurance procedures, we conduct a responsible sourcing program that seeks to protect our Company and enhance our brands by providing guidance in line with industry standards to our global vendors in their efforts to provide safe and appropriate working conditions for their employees. These efforts are part of an ongoing process to encourage the continued improvement by our vendors of factory working conditions, and ultimately, the lives of their employees who make our product. Additionally, under our responsible sourcing program, we monitor changes in local laws and other conditions (e.g., worker safety, workers’ rights of association, and political and social instability) in the countries from which we source in order to identify and assess potential risks to our sourcing capabilities.

We are currently also assessing the reporting requirements of the Sustainability Accounting Standards Board (“SASB”) and we intend to begin reporting under the SASB framework in Fiscal 2021. The SASB assists businesses in identifying, managing and reporting on sustainability topics of importance to investors. SASB’s materiality assessment assisted us by informing the design and implementation of initiatives to address topics such as the environmental impacts of our Company’s supply chain and manufacturing processes, as well as social matters concerning safe and fair working conditions and worker well-being.

The components of our sustainability program and related environmental, social and government initiatives are as follows:

•Vendor Code of Conduct - By formally acknowledging and agreeing to our vendor code of conduct, our vendors affirm their commitment to integrate compliance with local law, industry standards, and ethical practices into their manufacturing and sourcing practices. Topics covered by these standards include child labor, involuntary or forced labor, slavery and human trafficking, coercion or harassment, discrimination, health and safety, transparency and integrity, compensation, working hours, freedom of association, environment, unauthorized subcontracting, security practices, and undue influence of independent auditors.
•Addressing Forced Labor - We recognize the importance of eliminating forced labor within the supply chain and its increasing significance in light of recent reports of human rights abuses involving the treatment of the Uyghurs and other ethnic minorities in Xinjiang Province, China. As mentioned above, our vendor code of conduct prohibits the use of forced labor, and we will not knowingly conduct business with vendors or factories that use forced labor or engage in slavery or human trafficking. We do not source any goods produced in the Xinjiang Province, and our Company prohibits the sourcing of any textiles, cotton, fibers, yarn and other raw materials from the region. We expect all of our vendors and suppliers to conduct sufficient due diligence in their supply chains to ensure compliance with our vendor code of conduct, and we continue to expand our own due diligence activities and vendor engagement and training on this important issue.
•Ongoing Auditing Program - We administer a factory auditing program staffed by our internal quality assurance and responsible sourcing teams and/or professional third-party auditors, who periodically visit factory locations to provide insight into general factory working conditions and other production characteristics in all factories that manufacture The Children’s Place products. With this information, we can understand factories’ challenges, help the factories identify non-compliance with legal and industry standards, and offer guidance on corrective action plans for the factories to achieve better compliance. All factories that are approved for The Children’s Place production must undergo technical capabilities and responsible sourcing audits prior to any orders being placed and periodically thereafter.
•Corrective Action Plans - Following each audit, a corrective action plan outlines any areas of non-compliance identified through the factory audit. Each factory is expected to develop a remediation plan and remediation timeline for any non-compliance found. Through follow-up audits, we assess a factory’s progress in achieving its remediation plan. It is our preference to work with factories to remediate and achieve compliance rather than terminate our relationship; however, where there is serious non-compliance of critical standards, repeated non-compliance, or failure of the factories to invest in continued improvement, we reserve the right to terminate our relationship.
•Vendor Factory Engagement - Our responsible sourcing team provides guidance and training to vendors and factories in order to help vendors and factories improve compliance with industry standards and local laws. Our goal is to serve as a resource for vendors and factories as they develop and strengthen their capabilities to better manage the working conditions of their employees.
•Safe and Fair Working Conditions – Our Company seeks to work with third-party vendors and factories that are committed to providing fair and safe working conditions, and that demonstrate strong business ethics and transparency in their manufacturing practices. Below are the Company’s partners that provide programs which are designed to improve vendor and factory compliance in the apparel and footwear industry:

•ILO’s BetterWork program - Partnering with over 100 companies and the International Finance Corporation, a member of the World Bank, this program works with global brands, factory owners, governments, unions and workers to improve working conditions in the garment industry through assessments, training, advocacy and research. BetterWork’s gender strategy aims to empower women workers, address sexual harassment and close the gender pay gap in the global garment industry. The BetterWork program is sponsored by our Company in over 60 factories in seven countries in Asia, Africa and Central America.

•The Social & Labor Convergence Project (“SLCP”) - The SLCP is a multi-stakeholder initiative among manufacturers, retailers, industry groups and civil society organizations working to develop a simple, unified and effective assessment framework for monitoring factories. Our shared goal is to increase the effectiveness of factory audits, reduce audit fatigue and better utilize collective resources in the apparel industry’s supply chain.

•Nirapon - Nirapon oversees ongoing safety, training and helpline efforts for factories in Bangladesh. Nirapon replaced The Alliance for Bangladesh Worker Safety, which concluded in December 2018, and was a multi-stakeholder, five-year commitment of 29 North American retailers and brands to improve safety and empower workers in Bangladeshi apparel factories. Our Company was a founding member of the Alliance and supports the extension of its impact through the continuing efforts of Nirapon.

•Worker Well-Being Programs - Our global responsible sourcing activities involve the Company’s third-party factories who manufacture our merchandise. These vendors’ workforce is predominantly women who work in factories in underdeveloped countries in greater Asia and Africa. In addition to our auditing activities concerning local laws and ethical business practices, worker health and welfare, working conditions, safety, rights of association, and other practices at factories, our commitment to responsible sourcing activities extends beyond a compliance-based approach to a more holistic view, focusing not only on compliance but also on worker well-being through training and education, as we seek to improve the daily lives of the factory workers who make our Company’s products. In support of our business and societal objectives and those of our vendors to create and sustain a healthy and engaged workforce, below are examples of programs sponsored by us:

•BSR’s HERproject - This program is designed to positively impact the well-being of women through workplace-based education and training provided by local non-governmental organizations to promote health, gender equality, financial inclusion and other life-needs. We sponsor this program in its key sourcing regions, including in Ethiopia, where the program in the Hawassa Industrial Park will reach over 7,000 women garment workers.

•CARE’s Healthy Food Healthy Workplace Program - This program aims to improve garment workers’ awareness of the health benefits of nutritious foods and good hygiene. We have invested in this program in Cambodia to support healthy eating choices in order to improve health and combat instances of workplace fainting which is a phenomenon experienced in the garment industry in Cambodia.

•The Centre for Child Rights and Business - In partnership with global brands like our Company, The Centre for Child Rights and Business (formerly CCR CSR) provides education and training designed to improve the lives of children and parent factory workers. We have invested in the Distance Without Separation program in China to provide migrant parents separated from their homes and children with tools to better connect with their children, and ultimately, strengthen parent-child bonds when families are separated due to work commitments. This leads to parent workers feeling more secure about the well-being of their children, enabling them to be more engaged and productive in the workplace.

•The Solidarity Center - In partnership with The Solidary Center, other U.S. brands, local women’s rights groups and trade associations, and international NGOs, our Company and the other U.S. brands sponsor a pilot program administered by independent experts at apparel factories located in Lesotho, Africa to address gender-based violence and harassment, such as by providing training, monitoring and an anonymous hotline.

•Support for Children and Families in Need – Our commitment to having a positive social influence also extends to our Company’s charitable mission of supporting children and families in need. As part of our philanthropic strategy, we (and our associates) donate money, clothing and time to local and national organizations in support of this mission, and accordingly, we provide matching donations consistent with our Company’s policies. For instance, over the span of the last three years, we have donated new children’s clothing with a retail value of over $60 million to our corporate charitable partners. In Fiscal 2020, the COVID-19 pandemic created extreme disruption in the retail industry and our Company turned a difficult situation into a positive social impact. Through two special donations, we donated approximately 4.5 million units of new spring and holiday clothing with a retail value of over $55 million to the non-profit organization Delivering Good. Delivering Good works with retailers, manufacturers and other partners to distribute aid to families impacted by natural disasters, poverty and COVID-19 around the world.

•Environmental Stewardship - In Fiscal 2020, we published our first enterprise-level environmental policy, and expanded our sustainability activities to include environmental initiatives in our domestic operations, as well as in our global supply chain. Our Company has identified areas where we believe we can make a difference and we have established goals in an effort to positively impact the communities and environments affected by our business. To have the greatest impact, we chose to collaborate with non-profit organizations and other peers in the apparel and footwear industry to work with third-party vendors and their factories to reduce environmental impacts from manufacturing activities. We are committed to a long-term approach with those vendors that demonstrate sustainability leadership by utilizing their resources more responsibly and efficiently. Our Company’s environmental impact program addresses the following environmental topics:

•Greenhouse Gas (“GHG”) Emissions - During Fiscal 2020, we engaged an environmental consultant to map energy consumption in both our domestic operations and in the production of our products by our global third-party factories. This mapping exercise allowed our Company to build a multi-year roadmap to reduce GHG emissions across our global operations. We have received approval of our goals from the Science Based Targets Initiative, validating that these goals are in line with the latest climate science to reduce global GHG emissions to a target level recommended by the scientific community.

•Responsibly Sourced Raw Materials and Sustainable Materials - Our Company is a member of the Better Cotton Initiative (“BCI”) which is the largest cotton sustainability program in the world. Working with organizations from farming, retail fashion, and textile brands, BCI is an agricultural standard system helping farmers use less water and fewer chemical pesticides and fertilizers, all while improving yields, profitability, and workers’ lives. We support cotton procurement practices that foster the payment of living wages and the reduction of pesticide and water use in our global supply chain. Additionally, during Fiscal 2020, our Company expanded our list of environmental initiatives to include the increased use of more sustainable materials in the manufacture, packaging and sale of our products, including by increasing the use of Forest Stewardship Council mix paper in our paper materials, recycled plastic content in store shopping bags, recycled polyester content in yarn and pockets, and sustainable inks, dyes and finishes in our products.

•Chemical Management - In Fiscal 2020, we sought and received commitments from global vendors operating our top 20 denim and woven bottoms factories to reduce/manage their use of water, chemicals and energy in their operations. Our Company is also a member of the Apparel & Footwear International RSL Management Group (“AFIRM”) which works to build safer and more sustainable chemistry within the apparel and footwear supply chains. With members including some of the largest brands and retailers in the world, AFIRM provides resources to enable continuous advancement of chemical management best practices.

•Wastewater and Effluence- In Fiscal 2020, we identified waste diversion as another area of focus for our environmental initiatives. To support more sustainable wastewater processes at our third-party factories, the Company became a member of the Sustainable Apparel Coalition (“SAC”). SAC is an industry-wide group of more than 250 members working to reduce the environmental and social impacts of products around the world. Through multi-stakeholder engagement, the SAC seeks to lead the industry toward a shared vision of sustainability built upon a common approach for measuring and evaluating apparel, footwear, and textile product sustainability performance that spotlights priorities for action and opportunities for technological innovation.
Company Stores
The following section highlights various store information for The Children’s Place operated stores as of January 30, 2021.
Existing Stores
As of January 30, 2021, we had a total of 749 The Children’s Place stores in the United States, Canada, and Puerto Rico and our online stores at www.childrensplace.com and www.gymboree.com. In addition, our eight international partners operated 230 international points of distribution in 19 countries. The following table sets forth the number of stores in the U.S., Puerto Rico, and Canada as of the current and prior fiscal year end:

	Number of Stores
Location	January 30, 2021	February 1, 2020
United States	640	795
Canada	101	121
Puerto Rico	8	8
Total Stores	749	924
Store Concepts
At The Children’s Place, our store concepts consist of multiple formats ranging in size from 3,400 to 7,100 square feet, which have evolved over time in response to market trends, and are strategically placed within each market.  We try to create an open and brightly lit environment for customers.  Our stores typically feature white fixtures to ensure the product is the focal point, using color to brand and create shop identifiers.
Fleet Optimization
We have closed 449 stores, including the 178 stores closed during Fiscal 2020, since the announcement of our fleet optimization initiative in 2013. As accelerated demand for online purchasing has increased our digital business, partly as a result of the COVID-19 pandemic, we have accelerated our planned store closures and are targeting 300 retail store closures in Fiscal 2020 and Fiscal 2021, bringing our total closures since the fleet optimization initiative began in 2013 to approximately 570 stores. Since 2013, we have reduced our total store square footage from 5.2 million to 3.5 million. These closures have resulted in improved profitability and operating margin accretion due to sales transfer to surrounding stores and/or e-commerce, low cost of exit, and the elimination of underperforming locations. In markets where we have closed stores, we are seeing the neighboring stores and e-commerce business in the area of the closing become more productive and profitable. These results further our commitment to continue to execute our optimization program.
We continuously review the performance of our store fleet. We base our decisions to open, close, or remodel stores on a variety of factors, including lease terms, landlord negotiations, market dynamics, and projected financial performance. When assessing whether to close a store, we also consider remaining lease life and current financial performance.

E-commerce Sales
Our U.S. and International segments each include an e-commerce business located at www.childrensplace.com and www.gymboree.com, and digital growth remains one of our top strategic priorities. We are committed to delivering a best in class, end-to-end user experience, including product assortment and website operation, fulfillment, and customer service. We are further committed to delivering these experiences to our customers when, where, and how they are looking to access our brands, accounting for cross-channel behavior, growth of mobile devices, and the growing interest in our brands from international consumers. As such, we will continue to make required investments in back-end infrastructure, as well as front-end technology to deliver on this commitment. We believe that the critical investments made in areas such as e-commerce infrastructure and mobile optimization, as well as additional front-end website features, have improved our customer experience.
International Franchisees and Wholesale
We have 230 international points of distribution (stores, shop in shops, e-commerce site) with eight partners operating in 19 countries. We generate revenues from our franchisees from the sale of products and sales royalties. Our wholesale business includes our relationship with Amazon.
Store Operations
The Children’s Place store operations are organized by geographical region. Our US Vice Presidents and Canada Regional Director oversee a number of district managers residing within each region. We have a centralized corporate store operations function which supports the operations of our stores. Our stores are staffed by store managers and full-time and part-time sales associates, with additional temporary associates hired to support seasonal needs. Our store managers spend a high percentage of their time on the store’s selling floor providing direction, motivation, and development to store associates. To maximize selling productivity, our teams emphasize greeting, replenishment, presentation standards, procedures, and controls. In order to motivate our store management, we offer a monthly incentive compensation plan that awards bonuses for achieving certain financial goals.
Seasonality
Our business is subject to seasonal influences, with historically heavier concentrations of sales during the back-to-school and holiday seasons. Our first fiscal quarter results are dependent upon sales during the period leading up to the Easter holiday, our second and third fiscal quarter results are dependent upon back-to-school sales, and our fourth fiscal quarter results are dependent upon sales during the holiday season. The business is also subject to shifts due to unseasonable weather conditions. As described elsewhere herein, the COVID-19 pandemic has significantly disrupted the foregoing seasonal influences. The following table shows the quarterly distribution, as a percentage of the full year, of net sales and operating income (loss) (results in Fiscal 2020 were significantly impacted by the COVID-19 pandemic, including the government mandated temporary closure of all of our stores for substantial periods of time during Fiscal 2020):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Quarterly net sales as a percentage of full year
Fiscal 2020	16.8%	24.2%	27.9%	31.1%
Fiscal 2019	22.0%	22.5%	28.1%	27.4%

Quarterly operating income (loss) as a percentage of full year
Fiscal 2020	(86.6)%	(32.3)%	11.7%	7.2%
Fiscal 2019	5.2%	4.0%	60.1%	30.7%

For more information regarding the seasonality of our business and the disruption caused by the COVID-19 pandemic, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Quarterly Results and Seasonality.
Marketing
The Children’s Place and Gymboree are well-recognized brands, with a trend right offering and a compelling value proposition. Our direct marketing program utilizes both on-line and off-line channels. We relaunched the iconic Gymboree brand in February 2020 with a meaningfully improved digital experience on www.gymboree.com, complimented by shop-in-

shop locations in certain co-branded stores in the U.S. and Canada, by successfully executing on the specific design, sourcing, and merchandising characteristics that create Gymboree’s elevated, playful collections.
We have a customer loyalty program and a private label credit card program. At the end of Fiscal 2020, members of our MyPLACE Rewards loyalty program and/or private label credit card program accounted for approximately 80% of sales. Our private label credit card is issued to our customers for use exclusively at The Children’s Place stores and online at www.childrensplace.com and www.gymboree.com, and credit is extended to such customers through a third-party financial institution on a non-recourse basis to us. We promote affinity and loyalty through our marketing programs by utilizing specialized incentive programs.
Distribution
In the United States, we own and operate a 700,000 square foot distribution center in Alabama, which supports both U.S. retail store operations and U.S. e-commerce operations. In Canada, we lease and operate a 95,000 square foot distribution center in Ontario for our Canadian retail store operations. We also use a third-party provider located in Indiana and Ontario, Canada to support both our U.S. and Canadian e-commerce operations. On occasion, we may utilize additional facilities to support seasonal warehousing needs. We also use a third-party provider of warehousing and logistics services in both Malaysia and China to support our international franchise business.
Competition
The children’s apparel, footwear, and accessories retail markets are highly competitive. Our primary competitors are specialty stores, mass merchants, and off-price stores, including Target Corporation, Old Navy, GapKids, and babyGap (each of which is a division of The Gap, Inc.), Carter’s, Inc., T.J. Maxx and Marshall’s (each of which is a division of TJX Companies, Inc.), Burlington Coat Factory, Inc., Kohl’s Corporation, Walmart Stores, Inc., and other department stores. We also compete with regional retail chains, catalog companies, and e-commerce retailers, including Amazon. One or more of our competitors are present in substantially all of the areas in which we have stores.
Trademarks and Service Marks
“The Children’s Place”, “Place”, “Baby Place”, “Gymboree”, and certain other marks have been registered as trademarks and/or service marks with the United States Patent and Trademark Office and in Canada and other foreign countries. During the first quarter of Fiscal 2019, the Company acquired the Gymboree Assets, which included the worldwide rights to the names “Gymboree” and “Crazy 8” and other intellectual property, including trademarks, domain names, copyrights, and customer databases. With respect to the already existing trademarks and the newly acquired “Gymboree” and “Crazy 8” trademarks, the registration of the trademarks and the service marks may be renewed to extend the original registration period indefinitely, provided the marks are still in use. We intend to continue to use and protect our trademarks and service marks and maintain their registrations. We have also registered our trademarks in other countries where we source our products and where we have established and possibly may establish franchising operations. We believe our trademarks and service marks have received broad recognition and are of significant value to our business.
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

We are committed to product quality and safety.  We focus our efforts to adhere to all applicable laws and regulations affecting our business, including the provisions of the CPSIA, the Federal Hazardous Substances Act, the Flammable Fabrics Act, the Textile Fiber Product Identification Act, the CCPSA, the Canadian Textile Labelling Act, the Canadian Care Labelling Program, and various environmental laws and regulations.  Each of our product styles currently covered by the CPSIA and the CCPSA are appropriately tested to meet current standards.

Virtually all of our merchandise is manufactured by third-party factories located outside of the United States.  These products are imported and are subject to U.S. and Canadian customs laws and regulations, which restrict the importation of and impose tariffs, anti-dumping and countervailing duties on, certain imported products, including textiles, apparel, footwear, and accessories.  We currently are not restricted by any such anti-dumping and countervailing duties in the operation of our business.

Human Capital
As of January 30, 2021, we had approximately 13,300 employees, approximately 1,900 of whom were based at our corporate offices and distribution centers. Approximately 1,700 were full-time store employees and approximately 9,700 were part-time and seasonal store employees. None of our employees are covered by a collective bargaining agreement.
The Company's Board of Directors and Compensation Committee are actively engaged in overseeing the Company’s human capital management strategies, including our talent and succession planning initiatives designed to attract, develop, engage, reward, and retain top retail and digital leaders who can drive our financial and strategic growth objectives and contribute towards building long-term shareholder value. The Company has benefited greatly, especially during the COVID-19 crisis, from the stability of our senior leadership team who have an average tenure of over seven years, led by our President and CEO, who has led the Company for over a decade. The Board’s involvement in leadership development and succession planning is systematic and ongoing, culminating in an annual review of succession plans for all senior leaders of the Company’s management team, inclusive of development strategies for top talent within the Company. The Company has a strong track record of succession planning and growing talent within the organization with 67% of its senior leadership team promoted into their current role. Over the past fiscal year, 65% of all open corporate roles, 53% of all field management roles and 86% of all Vice President and above roles have been filled internally.
To improve the Board’s understanding of the Company’s culture and talent pipeline, the Board of Directors and its Committees periodically meet with high-potential executives in formal and informal settings. More broadly, the Board of Directors is regularly updated on key talent metrics for the overall workforce, including diversity and inclusion, pay equity, employee relations, recruiting and development programs, and overall progress against the company’s human capital development strategies. Diversity and inclusion are top priorities for the Company, and we are actively working to ensure that our workplace includes a range of perspectives and backgrounds at the Board level, in senior leadership, and throughout our employee base.
The Company reports annually on employment data, including ethnicity, in line with Equal Employment Opportunity Commission (EEOC) guidelines, and continues to focus on building a culture which supports diversity and inclusion and ensures fair compensation for all employees regardless of gender or race.
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
Our website address is http://corporate.childrensplace.com. We make available, without charge, through our website, copies of our Proxy Statement, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such reports are filed with or furnished to the SEC. References in this document to our websites are not and should not be considered part of this Annual Report on Form 10-K, and the information on our websites is not incorporated by reference into this Annual Report on Form 10-K.

We also make available our corporate governance materials, including our corporate governance guidelines and our code of business conduct, on our website. If we make any substantive amendments to our code of business conduct or grant any waiver, including any implicit waiver, from a provision of the code for the benefit of our Chief Executive Officer and President or our Chief Financial Officer, we will disclose the nature of such amendment or waiver on our corporate website or in a Current Report on Form 8-K.

Item 1A.RISK FACTORS
Investors in the Company should consider the following risk factors as well as the other information contained herein:
RISKS RELATED TO THE COVID-19 PANDEMIC
The COVID-19 pandemic has significantly disrupted, and is expected to continue to significantly disrupt, our business, which in turn could have a material adverse effect on our business, financial position, results of operations, and cash flows.
In March 2020, the World Health Organization declared COVID-19 a global pandemic and the President of the United States declared a national emergency. Federal, state, and local governments and private entities mandated, and continue to mandate, various restrictions, including closure of business, closure of social, educational, entertainment, and other activities, travel restrictions, prohibitions and restrictions on public gatherings, stay at home and work from home orders and advisories, the adoption of remote or hybrid learning models for schools and the quarantining of people who may have been exposed to the virus. The COVID-19 pandemic has significantly negatively affected the domestic and global economies, significantly disrupted global supply chains, and created significant disruption of the financial and retail markets, including a significant disruption in consumer demand for children’s clothing and accessories.
The COVID-19 pandemic has had, and will likely continue to have, a significant adverse effect on our business, financial position, results of operations, and cash flows. For example:
•In March 2020, for the safety of customers and employees, we suspended retail store operations in the U.S. and Canada, which has had a significant adverse effect on the results of operations and the financial condition of our business. On May 19, 2020 the Company reopened stores in ten states, and reopened the majority of the remaining stores during the last two weeks of June. The decision to reopen stores was driven by a number of factors, including evaluating the safety of the Company’s customers and employees, as well as an evaluation of guidance provided by the federal, state, and local governments. As of January 30, 2021, the Company had 91% of its 749 stores open to the public and had permanently closed 178 stores during Fiscal 2020.
•The Company has experienced, and will likely continue to experience, reductions and volatility in demand for its retail products, including as a result of customers not being able to purchase merchandise due to quarantine, or government or self-imposed restrictions placed on the Company’s stores’ operations. Additionally, social distancing measures imposed by state and local governments, restrictions on hours of store operation and the number of people permitted in stores, and changes in consumer spending behaviors and needs (including because of the closure of in-person schooling and the adoption of remote or hybrid learning models by schools) due to the COVID-19 pandemic have significantly adversely impacted, and are likely to continue to significantly adversely impact, traffic in stores and sales, and such actions have resulted, and are likely to continue to result, in a significant loss of sales and profit.
•The Company has experienced, and will likely continue to experience, significant temporary and long-term disruptions in its global supply chain, as the COVID-19 outbreak has resulted in travel and shipping disruptions and has significantly adversely impacted, and will likely continue to significantly adversely impact, manufacturing and distribution throughout the world, including in all countries in which the Company’s products are produced. The receipt of products and raw materials has been, and will likely continue to be, significantly slowed or disrupted, which has significantly adversely impacted, and will likely continue to significantly adversely impact, the fulfillment of merchandise orders from the Company’s vendors.
•As a result of actions taken by the Company and its third party logistics providers to implement enhanced safety protocols at the Company’s and its providers’ distribution centers designed to safeguard employees, the Company has experienced, and will likely continue to experience, a significant reduction in the volume of product which is able to be shipped to stores and to e-commerce customers. These safety protocols include social distancing measures, reorganized work stations, and staggered shifts to limit the number of workers in the facility at one time.
•In response to increased digital demand, the Company increased and will continue to increase the utilization of its third-party logistics providers to further support both our U.S. and Canadian e-commerce operations. This increased utilization has resulted and may continue to result in higher fulfillment costs for the Company.
The significant disruption to the domestic and global economies and to the Company’s business may lead to additional triggering events that may indicate that the carrying value of certain assets, including inventories, long-lived assets, and intangibles, may not be recoverable. Furthermore, the global situation is changing rapidly and the Company cannot foresee whether the outbreak of COVID-19 and/or variant viruses will be effectively contained, nor can it predict the severity and duration of the pandemic’s impact. As such, impacts of COVID-19 and/or variant viruses on the Company are highly uncertain, and the Company will continue to assess the operational and financial impacts. The significant disruptions caused by the

COVID-19 pandemic, and all measures taken, and to be taken in the future, in response to it, including those described above, may have a material adverse effect on our business, financial position, results of operations, and cash flows.
RISKS RELATED TO BUSINESS STRATEGIES AND GLOBAL OPERATIONS
We may not be able to successfully execute our business strategies.
Our strategic initiatives currently involve a focus on (i) delivery of product of a quality and value that resonates with our customers, (ii) scaling and optimizing our infrastructure to support our e-commerce business given the continued shift in our customers’ shopping patterns to online shopping, and (iii) optimization of our North American retail store fleet.
We will continue to implement and refine our business systems transformation initiatives designed to increase sales and profitability. Our business transformation through technology initiative has two key components: digital transformation and inventory management. With respect to digital transformation, we continue to implement a personalized customer contact strategy and are scaling our digital infrastructure to support increased digital demand. These initiatives require the execution of complex projects involving significant systems and operational changes, which place considerable demands on our management and our information and other systems. Our ability to successfully implement and capitalize on these projects is dependent on management’s ability to manage these projects effectively and implement and operate them successfully, without adversely affecting the subject and/or other systems, and on our employees’ ability to operationalize the required changes. If we fail to implement these projects effectively, including aligning them with our sourcing, distribution and logistics operations, if we experience significant delay, cost overruns, or unforeseen costs, or if the necessary operational changes are not enacted properly, we may not realize the return on our investments that we anticipate, and we may adversely affect the operation of other systems, and our business, financial position, results of operations, and cash flows could be materially adversely affected.
We will continue our store fleet optimization program, which is intended to address the accelerated consolidation of the brick and mortar retail channel resulting from the COVID-19 pandemic and to increase the profitability of our existing retail store fleet. Currently, it is planned that this program will close over 570 retail stores through Fiscal 2021, which includes the 449 retail stores closed between Fiscal 2013 and Fiscal 2020. Failure to properly identify or measure underperforming retail stores, failure to achieve anticipated sales transfer rates from closed stores to remaining retail stores and/or e-commerce sales, and failure to properly identify and analyze customer segmentation and spending patterns could have a material adverse effect on our business, financial position, results of operations, and cash flows. In addition, pursuant to GAAP, we are required to recognize an impairment charge when circumstances indicate that the carrying value of long-lived assets may not be recoverable. If a determination is made that the carrying value of a long-lived asset is not recoverable over its estimated useful life, the asset is written down to its estimated fair value.
Consumer demand, behavior, taste, and purchasing trends, as well as geopolitical conflicts and economic and political stability may differ in international markets and/or in the distribution channels through which our wholesale customers sell products, including as a result of the COVID-19 pandemic, and, as a result, sales of our products may not be successful or meet our expectations, or the margins on those sales may not be in line with those we currently anticipate. We may also face difficulties integrating foreign business operations and/or wholesaling operations with our current sourcing, distribution, information technology systems, and other operations. Any of these challenges could hinder our success in new markets or new distribution channels. There can be no assurance that we will successfully complete any planned expansion or that any new business will be profitable or meet our expectations.
In addition, a wholly-owned subsidiary of the Company acquired certain intellectual property and related assets of Gymboree Group, Inc. and related entities, including worldwide rights to the name “Gymboree”. We recently relaunched and plan to use the Gymboree brand to expand our business across our retail stores, e-commerce, international, and wholesale businesses. The positioning of the Gymboree brand and its products, relative to our existing products, the fashion choices we make with respect to our products, and our ability to integrate the Gymboree brand and its products into our existing marketing, sourcing, inventory, sales/e-commerce, customer relations, and logistics operations and systems will be critical to our ability to leverage the Gymboree brand to expand our business.
A failure to properly execute our plans and business strategies, delays in executing our plans and business strategies, increased costs associated with executing on our plans and business strategies, or failure to identify alternative strategies could have a material adverse effect on our business, financial position, results of operations, and cash flows.
We depend on generating sufficient cash flows, together with our existing cash balances and availability under our credit facility, to fund our ongoing operations, capital expenditures, debt service requirements, and, prior to their temporary suspension due to the COVID-19 pandemic, share repurchase programs and payment of dividends.
Our ability to fund our ongoing operations, capital expenditures, debt service requirements, and, prior to their temporary suspension due to the COVID-19 pandemic, share purchase programs, and payment of dividends will depend on our ability to generate cash flows. Our cash flows are dependent on many factors, including:

•seasonal fluctuations in our net sales and net income;
•the continued operation of our store fleet and e-commerce websites;
•the timing of inventory purchases for upcoming seasons, such as when to purchase merchandise for the back-to-school season;
•vendor, other supplier and agent terms and related conditions, which may be less favorable to us as a smaller company in comparison to larger companies; and
•consumer sentiment, general business conditions, and economic uncertainty or slowdown, including as a result of events such as acts of terrorism, effects of war, pandemics, or other health issues such as COVID-19.
Most of these factors are beyond our control. It is difficult to predict the impact that general economic conditions, including the effects of the COVID-19 pandemic will continue to have on consumer spending and our financial results. However, we believe that they could continue to result in reduced spending by our target customer, which would reduce our revenues and our cash flows from operating activities from those that otherwise would have been generated. In addition, steps that we may take to limit cash outlays, such as delaying the purchase of inventory, may not be successful or could delay the arrival of merchandise for future selling seasons, which could reduce our net sales or profitability. If we are unable to generate sufficient cash flows, we may not be able to fund our ongoing operations, planned capital expenditures, or debt service requirements, and we may be required to seek additional sources of liquidity.
Damage to, or a prolonged interruption of activities at, any facility that we use in our business operations could have a material adverse effect on our business.
Our single U.S. corporate headquarters is located in Secaucus, New Jersey. One of our company-operated distribution centers is located in Fort Payne, Alabama and supports our U.S. stores, wholesale, and e-commerce shipments in the U.S. Another company-operated distribution center is located in Mississauga, Ontario and supports all of our store fulfillment activities in Canada. We also use a third-party warehouse provider, with distribution centers located in: (i) Brownsburg, Indiana, to support our U.S. e-commerce operations; and (ii) Mississauga, Ontario to support our Canadian e-commerce operations. Our international franchise partners receive the vast majority of shipments of merchandise from our third-party warehouse provider located in greater Asia. On occasion, we may utilize additional facilities to support our seasonal warehousing needs. Damage to, or prolonged interruption of operations at, any of these third-party facilities due to a work stoppage, pandemics or other health issues, such as COVID-19, weather conditions such as a tornado, hurricane or flood, other natural disaster, fire, or other event could have a material adverse effect on our business, financial position, results of operations, and cash flows.
We depend on our relationships with unaffiliated manufacturers and suppliers, transportation companies, and independent agents, both domestically and internationally. Our inability to maintain relationships with any of these entities, the disruption to or failure of any of their businesses, their failure to operate in a lawful or ethical manner, and the risks associated with international business, could have a material adverse effect on our business, financial position, results of operations, and cash flows.
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
Our merchandise is shipped directly from manufacturers through third-party logistics providers to our or our third-party providers’ distribution and fulfillment centers, and in turn, to our stores, our e-commerce customers, and our international franchise partners and wholesale customers. Our operating results depend, in material part, on the orderly, timely, and accurate operation of our shipping, receiving, and distribution processes, which depends, in material part, on our manufacturers’ adherence to shipping schedules and our third-party providers’ effective management of our domestic and international shipping functions, distribution processes, facilities, and capacity.

If our agents, manufacturers, suppliers or freight operators experience negative financial consequences, our inability to use or find substitute providers to support our manufacturing and distribution needs in a timely manner could have a material adverse effect on our business, financial position, results of operations, and cash flows.
Additionally, given that virtually all of our merchandise is purchased from foreign suppliers, we are subject to various risks of doing business in foreign markets and importing merchandise from abroad, including from less politically or socially stable and/or less developed countries, such as:
•new tariffs or imposition of duties, taxes, and other charges on or costs of relying on imports;
•foreign governmental regulations, including, but not limited to, changing requirements in the course of dealing with regard to product safety, product testing, environmental matters, employment, taxation, and language preference;
•the failure of a vendor or supplier to comply with local laws or industry standards or ethical business practices, including worker safety (e.g., fire safety and building codes), worker rights of association, freedom from harassment and coercion, unauthorized subcontracting or use of forced, indentured or child labor, social compliance with health and welfare standards, and environmental matters;
•financial, political, or societal instability or conflict;
•the rising cost of doing business in particular countries, including China;
•pandemics or other health issues, such as COVID-19;
•bankruptcy or insolvency of our vendors;
•fluctuation of the U.S. dollar against foreign currencies;
•pressure from or campaigns by non-governmental organizations or other persons, including on social media;
•customer acceptance of foreign produced merchandise;
•developing countries with less or inadequate infrastructure;
•new legislation relating to use of forced labor by unaffiliated manufacturers or suppliers, import quotas or other restrictions that may limit or prevent the import of our merchandise;
•changes to, or repeal of, trade agreements, and/or trade legislation;
•significant delays in the transportation and delivery of cargo due to port security considerations, political unrest, weather conditions, or cyber-security events;
•disruption of imports by labor disputes and local business or unethical practices;
•regulations under the United States Foreign Corrupt Practices Act; and
•increased costs of equipment, containers for shipments, or transportation.
In addition to the above, it is possible that other events beyond our control, both domestically and internationally, such as labor disputes, cybersecurity events affecting our unaffiliated manufacturers, suppliers, transportation companies or independent agents, a terrorist or similar act, military action, strike, weather conditions, natural disasters, pandemics or other health issues, such as COVID-19, or government spending cuts, could result in delays or disruptions in the production and/or delivery of merchandise to our distribution centers or our stores, international franchise partners and wholesale customers, or the fulfillment of e-commerce orders to our customers, or require us to incur substantial additional costs, including in air freight, to ensure timely delivery. Any such event could have a material adverse effect on our business, financial position, results of operations, and cash flows.
In an attempt to mitigate the above risks within any one region or one country, we maintain relationships with many manufacturers and suppliers in various countries. We cannot predict the effect that this, or the other factors noted above, in any region or country from which we import products could have on our business. If any of these factors rendered the conduct of business in a particular region or country undesirable or impractical, or if our current foreign manufacturing and supply sources ceased doing business with us or we ceased doing business with them for any reason and we were unable to find alternative sources of supply, we could experience a material adverse effect on our business, financial position, results of operations, and cash flows.
Our vendor guidelines and code of conduct are designed to promote compliance with applicable law and industry standards and ethical business practices. We monitor our vendors’ practices; however, we do not control these independent manufacturers, their business practices, their labor practices, their health and safety practices, the physical condition of their factories, the integrity of their information or other business systems, or from where they buy or otherwise source their raw materials. The failure of our third-party manufacturers or suppliers, which we do not control, to address the risks described above, could result in accidents and practices that cause material disruptions or delays in production or delivery, the imposition of governmental penalties or restrictions, and/or material harm to our reputation, any of which could have a material adverse effect on our business, financial position, results of operations, and cash flows.
We may experience disruptions at ports used to export or import our products from Asia, Africa, and other regions.
We currently ship the vast majority of our products by ocean. If a disruption occurs in the operation of ports through which our products are exported or imported (e.g., the impact of pandemics or other health issues, such as COVID-19), we and our vendors may have to ship some or all of our products from Asia, Africa, and other regions by air freight or to or from alternative shipping destinations in the United States or in foreign countries. Shipping by air is significantly more expensive than shipping by ocean and our profitability could be materially reduced. Similarly, shipping to or from alternative destinations could lead to significantly increased costs for our products. A disruption at ports (domestic or abroad) through which our products are exported or imported could have a material adverse effect on our business, financial position, results of operations, and cash flows.
Because certain of our subsidiaries operate outside of the United States, some of our revenues, product costs, and other expenses are subject to foreign economic and currency risks.
We have store operations in Canada, a sourcing office in Hong Kong, sourcing operations in various locations in greater Asia and Africa, and store operations internationally through franchisees.
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
Changes in currency exchange rates affect the U.S. dollar value of the Canadian dollar denominated prices at which our Canadian business sells product. As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses, which could have a material adverse effect on our business, financial position, results of operations, and cash flows. Additionally, we have foreign currency denominated receivables and payables that are not hedged against foreign currency fluctuations. When settled, these receivables and payables could result in significant transaction gains or losses.
Acts of terrorism, effects of war, pandemics or other health issues, such as COVID-19, natural disasters, other catastrophes, or political unrest could have a material adverse effect on our business.
Threatened or actual acts of terrorism, including U.S. domestic terrorism, continue to be a risk to the U.S. and global economies. Terrorism and potential military responses, political unrest, natural disasters, pandemics or other health issues, such as COVID-19, have disrupted and could disrupt commerce and impact our or our franchisees’ ability to operate our stores in affected areas, import our products from foreign countries, or provide critical functions necessary to the operation of our business. A disruption of commerce, or an inability to recover critical functions from such a disruption, could interfere with the production, shipment, or receipt of our merchandise in a timely manner or increase our costs to do so. Consequently, any such disruption could undermine consumer confidence, which could negatively impact consumer spending patterns or customer traffic, and thus have a material adverse effect on our business, financial position, results of operations, and cash flows.
For example, the recent outbreak of respiratory and other illnesses caused by the COVID-19 virus, has led to worldwide work and travel restrictions which in turn has led to textile mill and factory closures and delays in reopening, and delays in workers returning to work, which have affected our third-party manufacturers. This viral outbreak continues to make it difficult for our suppliers to source raw materials, manufacture goods, and export our products. If the severity and reach of the COVID-19 pandemic continues or increases, there may be significant and material disruptions to our supply chain and operations, and disruptions in the manufacture, shipment, and sale of our products, which would have a material adverse effect on our business, financial position, results of operations, and cash flows.
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
Any of the above risks, individually or in aggregation, could have a material adverse effect on the way we conduct business and could materially negatively impact our business, financial position, results of operations, and cash flows.
RISKS RELATED TO THE RETAIL AND APPAREL INDUSTRIES
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
The apparel industry is subject to rapidly changing fashion trends and shifting consumer preferences, including the increase in online shopping. Our success depends, in material part, on the ability of our design and merchandising and IT teams to anticipate and respond to these changes for our brands and our global sourcing team to source from vendors that produce merchandise which has a compelling quality and value proposition for our customers. Our design, manufacturing, and sourcing process generally takes up to one year, during which time fashion trends and consumer preferences may further change. If we miscalculate either the demand for our merchandise or our customers’ tastes or purchasing habits, we could experience materially increased costs and lower selling prices due to a need to dispose of excess inventory. Conversely, if we forecast demand for our products that is lower than actual demand, we may experience insufficient levels of inventory, increased costs to fulfill demand from alternative locations of inventory, and reputational damage. Further, it is necessary to develop and implement uses and scaling of technology addressing changes in customer buying behaviors and/or successful customer marketing programs, including loyalty and private label credit card programs. Failure to address any of the above risks could have a material adverse effect on our business, financial position, results of operations, and cash flows.
A wide variety of factors can cause a decline in consumer confidence and spending which could have a material adverse effect on the retail and apparel industries and our operating results.
The apparel industry is cyclical in nature and is particularly affected by adverse trends in the general economy. Purchases of apparel and related merchandise are generally discretionary and, therefore, tend to decline during recessionary and weak economic periods and also may decline at other times, including as a result of the COVID-19 pandemic. This is particularly true with our target customer who is a value conscious, lower to middle income mother buying for infants and children based on need rather than based on fashion, trend, or impulse. High unemployment levels, increases in tax rates, declines in real estate values, availability of credit, volatility in the global financial markets, and the overall level of consumer confidence have negatively impacted, and could in the future negatively impact, the level of consumer spending for discretionary items. This could adversely affect our business as it is dependent on consumer demand for our products. In North America, we have experienced and continue to experience a decrease in customer traffic, including at shopping malls, and a highly promotional environment. If the current macroeconomic environment deteriorates further, including as a result of the COVID-19 pandemic, there will likely be a negative effect on our revenues, operating margins, and earnings which could have a material adverse effect on our business, financial position, results of operations, and cash flows.
In addition to the economic environment, there are a number of other factors that could contribute to reduced customer traffic and/or reduced levels of consumer confidence and spending, such as actual or potential terrorist acts, including domestic terrorism, natural disasters, severe weather, pandemics or other health issues, such as COVID-19, political disruption, or geopolitical conflicts. These occurrences create significant instability and uncertainty in the United States and elsewhere in the world, causing consumers to defer purchases or to not shop in retail stores in shopping malls, or preventing our suppliers and service providers from providing required products, services, or materials to us. These factors could have a material adverse effect on our business, financial position, results of operations, and cash flows.

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
Increases in the price of raw materials, including cotton and other materials used in the production of fabric, clothing, footwear, and accessories, as well as volatility and increases in labor (including increases in minimum wages and wage rates as a result of change in laws or business practices), energy, shipping, distribution, pandemics or other health issues, such as COVID-19, and other costs, could result in significant increases in operating costs, as well as cost increases for our products and their distribution to our and our third-party partners’ distribution centers, retail locations, international franchise partners, and wholesale and retail customers. To the extent we are unable to offset any such increased costs through value engineering or price increases, such increased costs could have a material adverse effect on our business, financial position, results of operations, and cash flows.
In addition, a shortage of labor or an increase in the cost of labor for our retail stores and/or such distribution centers could also have a material adverse effect on our business, financial position, results of operations, and cash flows.
Product liability costs, related claims, and the cost of compliance with consumer product safety laws in the U.S and in Canada or our inability to comply with such laws could have a material adverse effect on our business and reputation.
We are subject to regulation by the Consumer Product Safety Commission (“CPSC”) in the U.S., Health Canada in Canada, and similar state, provincial, and international regulatory authorities. Although we test the products sold in our stores, on our website, and to our international franchise partners and our wholesale customers, concerns about product safety, including, but not limited to, concerns about those manufactured in developing countries, may lead us to recall selected products, either voluntarily or at the direction of a governmental authority, and may lead to a lack of consumer acceptance or loss of consumer trust. Product safety concerns, recalls, or the failure to properly manage recalls, defects, or errors could result in governmental fines, rejection of our products by customers, damage to our reputation, lost sales, product liability litigation, and increased costs, any or all of which could harm our business and have a material adverse effect on our business, financial position, results of operations, and cash flows.
The cost of compliance with current requirements and any future requirements of the CPSC, Health Canada, or other federal, state, provincial, or international regulatory authorities, consumer product safety laws, including initiatives labeled as “green chemistry” and regulatory testing, certification, packaging, labeling, and advertising and reporting requirements, or changes to existing laws could have a material adverse effect on our business, financial position, results of operations, and cash flows. In addition, any failure to comply with such requirements could result in significant penalties, litigation, or require us to recall products, any or all of which could have a material adverse effect on our business, reputation, financial position, results of operations, and cash flows.
We face significant competition in the retail and apparel industries, which could negatively impact our business.
The children’s apparel retail market is highly competitive, and we face heightened price and promotional competition. We compete in substantially all of our markets with Target Corporation, Old Navy, GapKids, and babyGap (each of which is a division of The Gap, Inc.), Carter’s, Inc., T.J. Maxx and Marshall’s (each of which is a division of TJX Companies, Inc.), Burlington Coat Factory, Inc., Kohl’s Corporation, Walmart Stores, Inc., and other department stores. We also compete with a wide variety of specialty stores, other national and regional retail chains, catalog companies, and e-commerce retailers, including Amazon. One or more of our competitors are present in virtually all of the areas in which we have stores. E-commerce only retailers generally do not incur the geographical limitations suffered by traditional brick and mortar stores, giving e-commerce only retailers a competitive advantage to and imposing significant pricing pressure on brick and mortar stores. In addition, while we view our business as a single omni-channel business, our e-commerce store may divert sales from our brick and mortar stores. Many of our competitors are larger than us and have access to significantly greater financial, marketing, and other resources than we have. Increased competition, increased promotional activity, continuing economic pressure on value seeking consumers, and liquidation activities by bankrupt and other struggling retailers, including selling apparel, footwear, and accessory merchandise at substantial discounts, could also have a material adverse effect on our ability to compete successfully, and could have a material adverse effect on our business, reputation, financial position, results of operations, and cash flows. We may not be able to continue to compete successfully against existing or future competition.

If our landlords should suffer financial difficulty or if we are unable to successfully negotiate acceptable lease terms, including resulting from actions taken by the Company in response to the COVID-19 pandemic, it could have a material adverse effect on our business, financial position, results of operations, and cash flows.
If any of our landlords or their substantial tenants, such as anchor department stores, should suffer financial difficulty, it could render our landlords unable to fulfill their duties under our lease agreements and/or could render certain malls to experience reduced customer traffic. Such duties include providing a sufficient number of mall co-tenants, common area maintenance, utilities, and payment of real estate taxes. While we have certain remedies under our lease agreements, the loss of business that could result if a shopping center should close or if customer traffic were to significantly decline as a result of lost tenants or improper care of the facilities or due to macroeconomic effects, including the COVID-19 pandemic, could have a material adverse effect on our business, financial position, results of operations, and cash flows.
The leases for a substantial number of our retail stores come up for renewal each year. If we are unable to continue to negotiate acceptable lease and renewal terms, it could have a material adverse effect on our business, financial position, results of operations, and cash flows.
In response to the COVID-19 pandemic, the Company took actions to preserve its financial flexibility, including the temporary suspension of rent payments on all of its U.S. and Canadian retail store leases during the first quarter of Fiscal 2020. The Company resumed rent payments on a modified basis as the stores began to re-open in the second quarter of Fiscal 2020. Although the Company has entered into modified lease terms with certain of its landlords, the Company is continuing discussions with other of its landlords regarding the suspended rent payments and the modified rent payments. The failure of the Company to negotiate satisfactory terms regarding such payments, or the successful prosecution of lawsuits by certain of its landlords against the Company for the full payment of such payments, evictions and/or seizures of merchandise, could impact the Company’s business and cash flows.
RISKS RELATED TO CYBERSECURITY, DATA PRIVACY, INFORMATION TECHNOLOGY AND E-COMMERCE
A privacy breach, through a cybersecurity incident or otherwise, or failure to comply with privacy laws could have a material adverse effect on our business.
As part of normal operations, we and our third-party vendors, consultants and other partners receive and maintain confidential and personally identifiable information about our customers and employees, and confidential financial, intellectual property, and other proprietary information. We regard the protection of our customer, employee, and Company information as critical. The regulatory environment surrounding information security and privacy is very demanding, with the frequent imposition of new and changing significant requirements, such as the California Consumer Privacy Act and the California Privacy Rights Act, some of which involve significant costs to implement and significant penalties if not followed properly. A significant breach of federal, state, provincial, local, or international privacy laws could have a material adverse effect on our business, reputation, financial position, results of operations, and cash flows.
A cybersecurity breach, whether targeted, random, or inadvertent, and whether at the hands of cyber criminals, hackers, rogue employees, or other persons, may occur and could go undetected for a period of time. Any cybersecurity incident could result in any or all of the following:
•theft, destruction, loss, misappropriation, or release of confidential financial and other data, intellectual property, customer awards or loyalty points, or customer or employee information, including personally identifiable information such as payment card information, bank account information, email addresses, passwords, social security numbers, home addresses, or health information;
•operational or business delays resulting from the disruption of our e-commerce site, computer network, or the computer networks of our third-party vendors, consultants and other partners and subsequent material clean-up and mitigation costs and activities;
•negative publicity resulting in material reputation or brand damage with our investors, customers, vendors, third-party partners, or industry peers;
•loss of sales, including those generated through our e-commerce websites; and
•governmental penalties, fines and/or enforcement actions, payment and industry penalties and fines, and/or class action and other lawsuits.
Our efforts and technology to secure our computer network and systems may not be sufficient to defend us against all unauthorized attempts to access our employees’ and customers’ and/or our information. We have been and may be subject to attempts to gain unauthorized access to our computer network and systems. Similarly, a breach to the computer networks and systems of our third-party vendors, consultants or other partners, including those that are cloud-based, may also occur. Any such breach could lead to a material disruption of our computer network and/or the areas of our business dependent on the support, services, and other products provided by these third-party vendors, consultants and other partners. To date, prior attempts to gain unauthorized access to the networks and systems of the Company, our third-party vendors, consultants or other partners have not had a material adverse effect on us.
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
Any of the above risks, individually or in aggregation, could result in significant costs and/or materially damage our reputation and result in lost sales, governmental and payment card industry fines, and/or class action and other lawsuits, which in turn could have a material adverse effect on our business, financial position, results of operations, and cash flows. Although we carry cybersecurity insurance, in the event of a cyber-incident, that insurance may not be extensive enough or adequate in scope of coverage or amount to reimburse us for damages we may incur.
Our failure to successfully manage our e-commerce business could have a material adverse effect on our business.
The successful operation of our e-commerce business depends on our ability to maintain the efficient and uninterrupted operation of our online order-taking and our fulfillment operations and on our ability to provide a shopping experience that will generate orders and return visits to our site, including by updating our e-commerce platform to stay abreast of changing consumer shopping habits such as the significantly increased use of mobile devices and apps to shop online. Risks associated with our e-commerce business include:
•risks associated with the failure of the computer systems that operate our website or the failure or disruption of our information technology and other business systems, including, but not limited to, inadequate system capacity, security breaches, computer viruses, human error, changes in programming, failure of third-parties to continue to support older systems or system upgrades, or unintended disruptions occasioned as a result of such upgrades, or migration of these services to new systems, including to the cloud;
•inadequacy of disaster recovery processes and the failure to align these processes with business continuity plans;
•the integration and relaunch of the Gymboree brand in our stores and via our e-commerce website;
•consumer privacy and information security concerns and regulation;
•changes in applicable federal, state, provincial, local, or international regulations;
•disruptions in telephone service or power outages;
•reliance on third parties for computer hardware and software, cloud-based computing services, updates (patches), as well as delivery of merchandise to our customers;
•increased or unplanned costs associated with order fulfillment and delivery of merchandise to our customers;
•rapid technology changes and changes in consumer shopping habits, including as a result of the COVID-19 pandemic, such as the significant increase in online shopping, including through the use of mobile devices and apps;
•credit or debit card fraud;
•the diversion of sales from our physical stores;
•natural disasters or adverse weather conditions;
•negative customer reviews on social media; and
•liability for online advertising and content.
Problems in any one or more of these areas, individually or in aggregation, could have a material adverse effect on our business, financial position, results of operations, and cash flows, and could damage our reputation and brands.

A material disruption in, failure of, inability to upgrade, or inability to properly implement disaster recovery plans for, our information technology or other business systems could have a material adverse effect on our business, financial position, results of operations, and cash flows.
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
Operation of our IT and/or implementation of upgrades and changes to our IT and other business systems carries substantial risk, including failure to operate as designed, failure to properly integrate with, or disruption of, other systems, potential loss of data or information, cost overruns or unforeseen costs, implementation delays, disruption of operations, inability to properly train associates on new processes, inability to properly direct change management, lower customer satisfaction resulting in lost customers or sales, inability to deliver the optimal level of merchandise to our stores in a timely manner, inventory shortages, inventory levels in excess of customer demand, inability to meet the demands of our international franchise partners or our wholesale and retail customers, and the inability to meet financial, regulatory, and other reporting requirements. Further, disruptions or malfunctions affecting our current or new information or other business systems could cause critical information upon which we rely to be lost, delayed, unreliable, corrupted, insufficient, or inaccessible. See also the risks associated with the risk factor above, “Our failure to successfully manage our e-commerce business could have a material adverse effect on our business.”
We continue to focus on the implementation of IT disaster recovery and/or implementation of high availability readiness with regard to our e-commerce, finance, reporting, distribution, logistics, store operations, merchandising, sourcing, and other key systems in order to protect against the loss or corruption of critical data. There can be no assurance that we will be successful in implementing or executing on the appropriate disaster recovery plans or high availability readiness to protect against such loss or corruption. There is also no assurance that a successfully implemented system will deliver or continue to deliver any anticipated sales or margin improvements or other benefits to us. The failure to do so could have a material adverse effect on our business, financial position, results of operations, and cash flows.
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
RISKS RELATED TO OUR STOCK AND STOCK PRICE
Changes in our sales, comparable retail sales, margins, operating income, earnings per share, and/or other results of operations could have a material adverse effect on the market price of our common stock.
Numerous factors affect our sales, comparable retail sales, margins, operating income, earnings per share, and other financial results, including the effects of the COVID-19 pandemic, unseasonable weather conditions, merchandise assortment and product acceptance, the retail price of our merchandise, fashion trends, customer traffic, number of visits to our e-commerce site, as well as related conversion, economic conditions in general and the retail sales environment in particular, calendar shifts of holidays or seasonal periods, birth rate fluctuations, timing or extent of promotional events by our Company or by competitors and other competitive factors, including competitor bankruptcies, fluctuations in currency exchange rates, macro-economic conditions, and our success in and the cost of executing our business strategies.
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
Our sales, comparable retail sales, margins, operating income, earnings per share, and other financial results have fluctuated significantly in the past due to the factors cited above, and we anticipate that they may continue to fluctuate in the future, particularly in the highly competitive retail environment in which we operate, which may result in declines or delays in consumer spending. The investment and analyst community follows all of these financial markers closely and fluctuations in these results, or the failure of our results to meet investors’ or analysts’ models or expectations, may have a significant adverse effect on the price of our common stock.
The highly concentrated nature of our stock holdings could facilitate the approval by stockholders of proposals which are contrary to positions supported by our Board of Directors or management.
The top holders of our common stock are predominately large multi-national financial institutions. As of the end of fiscal 2020, the top ten institutional holders own over 57% of our outstanding shares of common stock. These holdings would permit these institutions to approve proposals submitted to the vote of stockholders, which are contrary to positions supported by our Board of Directors or management.
Our share price may be volatile.
Our common stock is quoted on the Nasdaq Global Select Market. Stock markets in general have experienced, and are likely to continue to experience, price and volume fluctuations, which could have a material adverse effect on the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results, other risk factors identified here, announcements or actions by other competitors, the overall economy, including as affected by the COVID-19 pandemic, legislative, regulatory and other actions resulting from the Presidential administration or U.S. Congress, and the geopolitical environment could individually or in aggregation cause the price of our common stock to fluctuate substantially.
We have experienced, and may experience, large “short” positions in our common stock relative to other publicly traded companies in our industry. The existence of a relatively large short position may result in substantial volatility in the trading price of our common stock, including due to an adverse impact on investors’ and analysts’ perceptions of our business and its prospects or due to “short covering” (relatively large purchases of our common stock). Purchasers of our common stock during periods of volatility, including as a result of “short covering” when the price of our common stock may rise rapidly, could later experience a significant decrease in stock price, eventually leading to a significant loss in value.
Declarations of quarterly cash dividends, and the establishment of future record and payment dates, are at the discretion of our Board of Directors based on a number of factors, including future financial performance, general business and market conditions, and other investment priorities. If payment of dividends is resumed, any subsequent reduction or discontinuance by us of the payment of quarterly cash dividends could cause the market price of our common stock to decline.
RISKS RELATED TO LEGAL AND REGULATORY MATTERS
We may be unable to protect our trademarks and other intellectual property rights.
We believe that our trademarks and service marks are important to our success and our competitive position due to their name recognition with our customers. We devote substantial resources to the establishment and protection of our trademarks and service marks on a worldwide basis, including in the countries from which we source our merchandise and in which we have business operations or plan to have business operations, including through foreign franchise partners. We are not aware of any material claims of infringement or material challenges to our right to use any of our trademarks in the United States or Canada. Nevertheless, the actions we have taken, including to establish and protect our trademarks and service marks, may not be adequate to prevent others from imitating our products or to prevent others from seeking to block sales of our products. Also, others may assert proprietary rights in our intellectual property, or may assert that we are engaging in activities that infringe on their own intellectual property, and we may not be able to successfully resolve these types of claims, any of which could have a material adverse effect on our business, financial position, results of operations, and cash flows. In addition, the laws of certain foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States, and we may not be successful in obtaining our trademarks in foreign countries where we plan to conduct business. Our failure to protect our intellectual property rights could diminish the value of our brands, weaken our competitive position, and could have a material adverse effect on our business, reputation, financial position, results of operations, and cash flows.
Federal tax and other legislation has had and will continue to have a material effect on our business, financial position, results of operations, and cash flows. Other legislative, regulatory, and other actions which might be taken by federal or state governments are unpredictable and could have unforeseen consequences having a material adverse effect on our business.
On December 22, 2017, the U.S. government passed the Tax Cuts and Jobs Act (“the Tax Act”). The Tax Act significantly affected U.S. corporate taxation. The major implementation provisions of the Tax Act included a one-time transition tax on earnings and profits of foreign subsidiaries that were previously tax deferred and the revaluation of deferred assets and liabilities. Other provisions of the Tax Act included a reduction in the U.S. corporate tax rate, certain provisions to broaden the U.S. tax base, including the elimination of the tax deductibility of certain executive performance-based compensation, imposition of a minimum tax on income earned by foreign subsidiaries, and an incentive to encourage the repatriation of foreign sourced income. The Internal Revenue Service has issued numerous regulations and has expressed an intention to issue additional guidance, some of which may be applied retroactively to fiscal 2017. The effect of the additional guidance and regulations, the change in existing law or in its interpretation, or our failure to sustain our reporting positions on examination could have a material adverse effect on our effective tax rate and/or subject us to significant penalties and interest.
In addition, other legislative, regulatory, and other actions, such as minimum wage requirements or overtime regulation and other wage and hour regulations, continue to be unpredictable and could have unforeseen consequences. Such changes could impact our relationship with our workforce, increase our expenses and have a material adverse effect on our business, financial position, results of operations, and cash flows. None of our employees are currently represented by a collective bargaining agreement. However, from time to time there have been efforts to organize our employees at various locations. There is no assurance that our employees will not unionize in the future.
In addition to the changes effected by the Tax Act, other tax matters and changes in current tax law could adversely impact our business, financial position, results of operations, and cash flows.
We are subject to income taxes in the United States and foreign jurisdictions, including Canada and Hong Kong. Our provision for income taxes and cash tax liability in the future could be adversely affected by numerous factors, including, but not limited to, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in tax laws, such as the Tax Act, regulations, accounting principles or interpretations thereof, which could adversely impact our business, financial position, results of operations, and cash flows in future periods. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service, Canada Revenue Agency, and other state, local and foreign tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income and other taxes. There can be no assurance that the outcomes from these continuous examinations will not have a material adverse effect on our business, financial position, results of operations, and cash flows.
Our failure to comply with federal, state or local law, and litigation involving such laws, or changes in such laws, could materially increase our expenses and expose us to legal risks and liability.
If we fail to comply with applicable laws and regulations, particularly wage and hour, accessibility, privacy and information security, product safety, and pricing, advertising and marketing laws, we could be subject to legal and reputational risk, government enforcement action, and class action civil litigation, which could have a material adverse effect on our business, financial position, results of operations, and cash flows. Changes in regulation and how regulations are enforced, such as taxes, privacy and information security, product safety, trade, consumer credit, pricing, advertising, and marketing, healthcare or environmental protection, among others, could cause our expenses to increase, margins to decrease, or tax deductible expenses to decrease, which could lead to a material adverse effect on our business, financial position, results of operations, and cash flows.
Legal and regulatory actions are inherent in our business and could have a material adverse effect on our business, reputation, financial position, results of operations, and cash flows.
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
Our litigation and regulatory enforcement and other matters are subject to many uncertainties, and given their complexity and scope, their outcome cannot be predicted. Our reserves for litigation and regulatory and enforcement matters may prove to be inadequate. In light of the unpredictability of our litigation and regulatory and enforcement matters, it is also possible that in certain cases an ultimately unfavorable resolution of, or decision in, one or more litigation or regulatory and enforcement matters could have a material adverse effect on our business, financial position, results of operations, and cash flows.
Legislative actions and new accounting pronouncements could result in us having to increase our administrative expenses to remain compliant and could have other material adverse effects.
In order to comply with the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, accounting guidance or disclosure requirements by the SEC, guidance that may come from the Public Company Accounting Oversight Board (“PCAOB”), or changes in listing standards by the Nasdaq Global Select Market, we may be required to enhance our internal controls, hire additional personnel, and utilize additional outside legal, accounting, and advisory services, all of which could cause our general and administrative expenses to increase materially.
Changes to existing tax or other laws, authoritative or regulatory guidance, and regulations may have a material adverse effect on our financial statements. The Financial Accounting Standards Board is continuing its convergence efforts with its international counterpart, the International Accounting Standards Board, to converge U.S. and International standards into one uniform set of accounting rules. The effect of changes in tax and other laws or changes in accounting rules or regulatory guidance on our financial statements could be significant. Changes to our financial position, results of operations, or cash flows could impact our debt covenant ratios or a lender’s perception of our financial statements causing an adverse effect on our ability to obtain credit, or could adversely impact investor analyses and perceptions of our business causing the market value of our stock to decrease. In addition, any changes in the current accounting rules, including legislative and other proposals, could increase the expenses we report under U.S. GAAP and have a material adverse effect on our business, financial position, results of operations, and cash flows.

ITEM 1B.-UNRESOLVED STAFF COMMENTS
None.

ITEM 2.-PROPERTIES
We lease all of our existing store locations in the United States, Puerto Rico, and Canada, with lease terms expiring through 2029. The average unexpired lease term for our stores is approximately 2 years in the United States and Puerto Rico and in Canada. Generally, we enter into initial lease terms ranging between 3-10 years at inception and provide for contingent rent based on sales in excess of specific minimums. We anticipate that we will be able to extend those leases which we wish to extend on satisfactory terms as they expire or relocate to more desirable locations.
The following table sets forth information with respect to certain of our non-store locations as of January 30, 2021:

Location	Use	Approximate Sq. Footage	Current Lease Term Expiration
Fort Payne, AL(1)	Warehouse Distribution Center	700,000	Owned
Ontario, Canada(2)	Warehouse Distribution Center	95,000	4/30/2024
500 Plaza Drive, Secaucus, NJ(3)	Corporate Offices	200,000	5/31/2029
Hong Kong, China(3)	Product Support	28,000	4/30/2021
Brownsburg, Indiana(4)	Warehouse Distribution Center	315,000	8/31/2024
____________________________________________
(1)Supports our U.S. stores, wholesale, and e-commerce business.
(2)Supports our Canadian stores and our Canadian e-commerce business via a third-party provider.
(3)Supports our U.S. stores, our e-commerce business, our Canadian stores, our international franchisees, and wholesale business.
(4)Supports our U.S. e-commerce business via a third-party provider. The Company currently utilizes 315,000 square feet of space in the 694,000 square foot facility.

On occasion, we may utilize additional third-party facilities to support seasonal warehousing needs.
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

The Company engaged in mediation proceedings with the plaintiffs in December 2016 and April 2017. The parties reached an agreement in principle in April 2017, and signed a definitive settlement agreement in November 2017, to settle the matter on a class basis with all individuals in the U.S. who made a qualifying purchase at The Children’s Place from February 11, 2012 through the date of preliminary approval by the court of the settlement. The settlement is subject to court approval and provides for merchandise vouchers for class members who submit valid claims, as well as payment of legal fees and expenses and claims administration expenses. On January 28, 2020, the court entered an order granting preliminary approval of the settlement, subject to the court’s final approval. The final fairness hearing occurred on July 31, 2020, and by order dated October 23, 2020, the court deferred ruling on the motion for final approval and for attorneys’ fees, costs, and incentive award. The Company submitted its memorandum in support of final approval of the class settlement on March 2, 2021. The settlement, if finally approved by the court, will result in the dismissal of all claims through the date of the court’s preliminary approval of the settlement. However, if the settlement is ultimately rejected by the court, the parties will likely return to litigation, and in such event, no assurance can be given as to the ultimate outcome of this matter. In connection with the proposed settlement, the Company recorded a reserve for $5.0 million in its consolidated financial statements in the first quarter of 2017.

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
On March 24, 2021, the number of holders of record of our common stock was 38 and the number of beneficial holders of our common stock was approximately 19,600.
In March 2018, the Board of Directors authorized a $250 million share repurchase program (the “2018 Share Repurchase Program”). At January 30, 2021, there was approximately $92.8 million remaining on the 2018 Share Repurchase Program. Under this program, the Company may repurchase shares in the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under a program will depend on a variety of factors including price, corporate and regulatory requirements, and other market and business conditions. The Company may suspend or discontinue the program at any time and may thereafter reinstitute purchases, all without prior announcement. In March 2020, the Company temporarily suspended share repurchases due to the COVID-19 pandemic.

In March 2020, the Company announced it had temporarily suspended its dividend payments due to the COVID-19 pandemic. During Fiscal 2019, we paid cash dividends of $34.9 million. Future declarations of quarterly dividends, the establishment of future record dates, and the resulting payment dates are subject to approval by the Company’s Board of Directors based on a number of factors, including business and market conditions, the Company’s future financial performance, and other investment priorities.
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

	Fiscal Year Ended
	January 30, 2021		February 1, 2020
	Shares	Value	Shares	Value
Share repurchases related to:	(In thousands)
2018 Share Repurchase Program	294	15,490	1,585	131,393
Shares acquired and held in treasury	6	209	4	271

The following table provides a month-to-month summary of our share repurchase activity during the 13 weeks ended January 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs
11/1/20-11/28/20 (1)	2,855	$29.72	495	$92,873
11/29/20-1/2/21 (2)	825	44.59	825	92,836
1/3/21-1/30/21	—	—	—	92,836
Total	3,680	$33.05	1,320	$92,836
(1)    Consists of 2,360 shares acquired as treasury stock as directed by participants in the Company’s deferred compensation plan and 495 shares withheld to cover taxes in conjunction with the vesting of stock awards.
(2) Consists of 825 shares withheld to cover taxes in conjunction with the vesting of a stock award.

Equity Plan Compensation Information
On May 20, 2011, our shareholders approved the 2011 Equity Incentive Plan (the “2011 Equity Plan”). The following table provides information as of January 30, 2021, about the shares of our Common Stock that may be issued under our equity compensation plans.

	COLUMN (A)	COLUMN (B)	COLUMN (C)
Plan Category	Securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Securities remaining available for future issuances under equity compensation plans (excluding securities reflected in Column (A))
Equity Compensation Plans Approved by Security Holders	N/A	N/A	725,248
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A
Total	N/A	N/A	725,248

Performance Graph
The following graph compares the cumulative stockholder return on our common stock with the return on the CRSP Total Return Index for the NASDAQ Stock Market (US Companies) and CRSP Total Return Index for the NASDAQ Retail Trade. The graph assumes that $100 was invested on January 29, 2016 in each of our common stock, the CRSP Total Return Index for the NASDAQ Stock Market (US Companies), and the CRSP Total Return Index for the NASDAQ Retail Trade.

350
300
250
200
150
100
50
0
Index Value
1/29/2016
1/27/2017
2/2/2018
1/31/2019
1/31/2020
1/30/2021
Period Ending
The Children's Place---"PLCE"
CRSP Total Return Index for the NASDAQ Stock Market (US Companies)
CRSP Total Return Index for the NASDAQ Retail Trade

	FY16	FY17	FY18	FY19	FY20
The Children’s Place---“PLCE”	147.03	228.94	154.68	98.16	120.86
CRSP Total Return Index for the NASDAQ Stock Market (US Companies)	124.48	161.12	165.29	209.69	299.13
CRSP Total Return Index for the NASDAQ Retail Trade	105.25	114.10	121.05	132.69	161.49
The table below sets forth the closing price of our Common Stock and the closing indices for the CRSP Total Return Index for the NASDAQ Stock Market (US Companies) and CRSP Total Return Index for the NASDAQ Retail Trade on the last day of each of our last five fiscal years.

	FY16	FY17	FY18	FY19	FY20
The Children’s Place---“PLCE”	94.80	145.60	92.13	59.67	73.47
CRSP Total Return Index for the NASDAQ Stock Market (US Companies)	2,194.68	2,840.44	2,913.95	3,696.72	5,273.52
CRSP Total Return Index for the NASDAQ Retail Trade	1,169.92	1,268.31	1,345.50	1,475.03	1,795.17

ITEM 6.-SELECTED FINANCIAL DATA

We are the largest pure-play children’s specialty apparel retailer in North America. As of January 30, 2021, we had 749 The Children’s Place stores across North America and our online stores at www.childrensplace.com and www.gymboree.com. The following table sets forth certain historical financial and operating data for the Company. The selected consolidated financial information presented below is derived from our audited consolidated financial statements for each of the five years in the period ended January 30, 2021. The information contained in this table should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto included elsewhere herein.

	Fiscal Year Ended (1)
Statement of Operations Data (in thousands, except earnings per share and dividends):	January 30, 2021	February 1, 2020	February 2, 2019	February 3, 2018	January 28, 2017
Net sales	$1,522,598	$1,870,667	$1,938,084	$1,870,275	$1,785,316
Cost of sales	1,189,347	1,215,362	1,254,488	1,158,920	1,113,723
Gross profit	333,251	655,305	683,596	711,355	671,593
Selling, general, and administrative expenses	428,234	478,120	498,343	476,486	454,143
Asset impairment charges	38,527	6,039	6,096	5,190	4,026
Other costs (income)	—	—	(1,055)	10	282
Depreciation and amortization	66,405	74,788	68,884	68,159	65,734
Operating income (loss)	(199,915)	96,358	111,328	161,510	147,408
Interest income (expense), net	(11,843)	(7,941)	(2,804)	(307)	(395)
Income (loss) before provision (benefit) for income taxes	(211,758)	88,417	108,524	161,203	147,013
Provision (benefit) for income taxes	(71,393)	15,117	7,564	76,505	44,677
Net income (loss)	(140,365)	73,300	100,960	84,698	102,336

Diluted income (loss) per common share	$(9.59)	$4.68	$6.01	$4.67	$5.40

Cash dividends declared and paid per common share	$—	$2.24	$2.00	$1.60	$0.80

Selected Data:
Number of Company stores at end of period	749	924	972	1,014	1,039
Comparable retail sales increase (decrease)	N/A	(2.7)%	4.6%	5.8%	4.9%

Balance Sheet Data (in thousands):
Working capital (deficit) (2)	$(171,416)	$(145,127)	$103,996	$295,980	$281,966
Total assets	1,140,127	1,181,397	727,046	940,228	910,499
Revolving loan	169,778	170,808	48,861	21,460	15,380
Long-term debt	75,346	—	—	—	—
Stockholders’ equity	93,377	235,187	314,437	473,699	496,287
____________________________________________
(1)The period ended February 3, 2018 was a 53-week year. The remaining periods presented, including the period ended January 30, 2021, were 52-week years.
(2)Working capital is calculated by subtracting our current liabilities from our current assets. The fiscal years ended January 30, 2021 and February 1, 2020 includes $174.6 million and $121.9 million, respectively, of current lease liabilities related to the adoption of FASB ASC 842—Leases.

ITEM 7.-MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our audited financial statements and notes thereto included in Part IV, Item 15.-Exhibits and Financial Statement Schedules. This Annual Report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including but not limited to statements relating to the Company’s strategic initiatives. Forward-looking statements typically are identified by use of terms such as “may”, “will”, “should”, “plan”, “project”, “expect”, “anticipate”, “estimate”, and similar words, although some forward-looking statements are expressed differently. These forward-looking statements are based upon the Company’s current expectations and assumptions and are subject to various risks and uncertainties that could cause actual results and performance to differ materially. Some of these risks and uncertainties are described in the Company’s filings with the Securities and Exchange Commission, including in Part I, Item 1A-Risk Factors section of this Annual Report on Form 10-K for the fiscal year ended January 30, 2021. Included among the risks and uncertainties that could cause actual results and performance to differ materially are the risk that the Company will be unsuccessful in gauging fashion trends and changing consumer preferences, the risks resulting from the highly competitive nature of the Company’s business and its dependence on consumer spending patterns, which may be affected by changes in economic conditions, the risks related to the COVID-19 pandemic, including the impact of the COVID-19 pandemic on our business or the economy in general (including decreased customer traffic, schools adopting remote and hybrid learning models, closures of businesses and other activities causing decreased demand for our products and negative impacts on our customers’ spending patterns due to decreased income or actual or perceived wealth, and the impact of the CARES Act and other legislation related to the COVID-19 pandemic, and any changes to the CARES Act or such other legislation), the risk that the Company’s strategic initiatives to increase sales and margin are delayed or do not result in anticipated improvements, the risk of delays, interruptions and disruptions in the Company’s global supply chain, including resulting from the COVID-19 pandemic or other disease outbreaks, or foreign sources of supply in less developed countries or more politically unstable countries, the risk that the cost of raw materials or energy prices will increase beyond current expectations or that the Company is unable to offset cost increases through value engineering or price increases, various types of litigation, including class action litigations brought under consumer protection, employment, and privacy and information security laws and regulations, the imposition of regulations affecting the importation of foreign-produced merchandise, including duties and tariffs, and the uncertainty of weather patterns. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

    As used in this Annual Report on Form 10-K, references to the “Company”, “The Children’s Place”, “we”, “us”, “our”, and similar terms refer to The Children’s Place, Inc. and its subsidiaries. Our fiscal year ends on the Saturday on or nearest to January 31. Other terms that are commonly used in our management’s discussion and analysis of financial condition and results of operations are defined as follows:
•Fiscal 2020 - The fifty-two weeks ended January 30, 2021
•Fiscal 2019 - The fifty-two weeks ended February 1, 2020
•Fiscal 2018 - The fifty-two weeks ended February 2, 2019
•Fiscal 2021 - Our next fiscal year representing the fifty-two weeks ending January 29, 2022
•FASB - Financial Accounting Standards Board
•FASB ASC - FASB Accounting Standards Codification, which serves as the source for authoritative U.S. GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative U.S. GAAP for SEC registrants
•GAAP - U.S. Generally Accepted Accounting Principles
•SEC - The U.S. Securities and Exchange Commission
•AUR - Average unit retail price
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
•Gross Margin - Gross profit expressed as a percentage of net sales
•SG&A - Selling, general, and administrative expenses

OVERVIEW
Our Business
We are the largest pure-play children’s specialty apparel retailer in North America. We design, contract to manufacture, sell at retail and wholesale, and license to sell trend right, high quality merchandise predominately at value prices, under our proprietary “The Children’s Place”, “Place”, “Baby Place”, and “Gymboree” brand names. As of January 30, 2021, we had 749 stores across North America, our e-commerce business at www.childrensplace.com and www.gymboree.com, and had 230 international points of distribution open and operated by our eight franchise partners in 19 countries.
Segment Reporting
In accordance with FASB ASC 280—Segment Reporting, we report segment data based on geography: The Children’s Place U.S. and The Children’s Place International.  Each segment includes an e-commerce business located at www.childrensplace.com and www.gymboree.com.  Included in The Children’s Place U.S. segment are our U.S. and Puerto Rico based stores and revenue from our U.S.-based wholesale business. Included in The Children’s Place International segment are our Canadian-based stores, revenue from the Company’s Canada wholesale business, as well as revenue from international franchisees. We measure our segment profitability based on operating income, defined as income before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services, are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales.  The assets related to these functions are not allocated.  We periodically review these allocations and adjust them based upon changes in business circumstances.  Net sales to external customers are derived from merchandise sales, and we have no major customers that account for more than 10% of our net sales.
COVID-19 Pandemic
The COVID-19 pandemic has significantly impacted regions all around the world, resulting in restrictions and shutdowns of business and other activities implemented by national, state, and local authorities and private entities, leading to significant adverse economic conditions and business disruptions, as well as significant volatility in global financial and retail markets. Federal, state, and local governments and health officials worldwide have imposed and continue to impose varying degrees of preventative and protective actions, such as travel bans, restrictions on public gatherings, forced closures of businesses and other activities, social distancing, the adoption of remote or hybrid learning models for schools, and stay-at-home orders, all in an effort to reduce the spread of the virus. In addition, certain mall owners have restricted hours of operation and the number of people permitted in stores. Such factors, among others, have resulted in a significant decline in retail traffic and consumer spending on discretionary items.
As a result of the impact of the COVID-19 pandemic, we have experienced significant business disruption, and on March 18, 2020, we temporarily closed all of our stores across the U.S. and Canada. We re-opened the majority of our stores during the last two weeks of June and, as of January 30, 2021, we had 680 of 749 stores open to the public in the U.S., Canada, and Puerto Rico, with all but one store of the temporarily closed stores located in Canada. In early March 2021, the government mandate on temporary store closures in Canada was lifted for all of our locations. Our distribution centers remain open and operating to support our e-commerce business, which has significantly increased since the temporary store closures.

In response to the COVID-19 pandemic, we took the following actions designed to preserve our financial flexibility:

•Executing a substantial reduction and/or deferral of all non-essential expenses and capital expenditures;
•Collaborating with vendor partners to extend payment terms and balance forward inventory receipts to reflect reduced demand;
•Temporarily suspended rent payments on all of our U.S. and Canadian retail stores during the first quarter of Fiscal 2020 and resumed rent payments on a modified basis as stores began to re-open during the second quarter of Fiscal 2020. Our lease flexibility gave us the opportunity to strategically secure rent abatements for Fiscal 2020 and/or forward rent reductions. We have reached agreements in principle with many of our major landlords and are in discussions with most of the remaining landlords;
•We are targeting 300 retail store closures through Fiscal 2021, inclusive of the 178 stores permanently closed in Fiscal 2020, and 122 planned store closures in Fiscal 2021;

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
•Effective April 5, 2020, we instituted a combination of temporary furloughs and pay reductions for the substantial majority of our corporate staff. During the second quarter of Fiscal 2020 a majority of our furloughed employees returned to work and, effective June 28, 2020, salaries were reinstated to 100% of pre-reduction levels;
•Temporarily suspended the Company’s capital return program, inclusive of share repurchases and dividends;
•Finalized an amendment to our revolving credit facility, which increased borrowing capacity from $325 million to $360 million for a period of one year;
•Secured an $80 million term loan on October 5, 2020. We used all of the net proceeds from the term loan to pay down revolving credit facility borrowings; and

In response to the COVID-19 pandemic, we took the following steps to address the health, safety, and welfare of our employees and customers: instituted incentive pay, emergency leave, sick pay, and health insurance payment programs for our employees; provided training, health screening, onsite clinical services at our U.S. distribution center, personal protective equipment, and plexiglass health guard partitions, as well as rigorous cleaning routines and other measures in accordance with Federal, state and local guidance; and limited retail store and distribution center capacity.
Operating Highlights
Net sales decreased by $348.1 million, or 18.6%, to $1,522.6 million during Fiscal 2020 from $1,870.7 million during Fiscal 2019. The net sales decrease was driven primarily by the disruption caused by the COVID-19 pandemic, resulting in a significant acceleration of permanent store closures, extensive temporary store closures, and a significant decrease in back-to-school demand due to schools adopting remote and hybrid learning models, partially offset by increased e-commerce sales. During Fiscal 2020, we opened three new stores and closed 178 stores.

Gross profit decreased by $322.0 million, or 49.1%, to $333.3 million during Fiscal 2020 from $655.3 million during Fiscal 2019.  Consolidated gross margin decreased approximately 1,310 basis points to 21.9% during Fiscal 2020 from 35.0% during Fiscal 2019. The decrease in gross margin resulted primarily from increased penetration of our e-commerce business and its higher fulfillment costs, a decrease in merchandise margin resulting from strategic actions taken in the first half of Fiscal 2020 in response to the pandemic-driven temporary closure of our entire store fleet, and the deleverage of fixed expenses resulting from the decline in net sales.

Selling, general, and administrative expenses decreased $49.9 million, or 10.4%, to $428.2 million during Fiscal 2020 from $478.1 million during Fiscal 2019. As a percentage of net sales, SG&A increased approximately 250 basis points to 28.1% during Fiscal 2020 from 25.6% during Fiscal 2019. The increase was primarily as a result of the deleverage of fixed expenses resulting from the decline in net sales and higher incentive compensation accruals, partially offset by a reduction in store expenses resulting from our permanent store closures, as well as a reduction in overall operating expenses associated with strategic actions taken in response to the COVID-19 pandemic.

Interest expense was $11.8 million in the twelve months ended January 30, 2021, compared to $7.9 million in the twelve months ended February 1, 2020. The increase in interest expense was driven by a higher debt balance and the higher interest rate associated with the term loan.

Benefit for income taxes was $71.4 million during Fiscal 2020 compared to an expense of $15.1 million during Fiscal 2019. Our effective tax rate was a benefit of 33.7% and an expense of 17.1% during Fiscal 2020 and Fiscal 2019, respectively. The Fiscal 2020 benefit was primarily driven by the net loss in the period as well as the impact of the enactment of the CARES Act. The Fiscal 2019 income tax rate was impacted by an excess tax benefit related to the vesting of equity shares.

We reported net loss of $(140.4) million during Fiscal 2020 compared to net income of $73.3 million during Fiscal 2019, due to the factors discussed above.  Diluted earnings (loss) per share was $(9.59) in Fiscal 2020 compared to $4.68 in Fiscal 2019.  This decrease in earnings per diluted share is due to the net loss, partially offset by lower diluted weighted average number of common shares outstanding of approximately 1.0 million shares.

Although we are facing a period of uncertainty regarding the future impact of the COVID-19 pandemic, we continue to focus on our key strategic growth initiatives--superior product, digital transformation, and fleet optimization.

Focus on product remains our top priority. We reintroduced the iconic Gymboree brand in February 2020 on an enhanced Gymboree website and in co-branded locations in certain Company stores in the U.S. and Canada and were encouraged by the initial customer response to the relaunch prior to the COVID-19 pandemic.

The transformation of our digital capabilities continues to expand with the development of a completely redesigned responsive site and mobile application, providing an online shopping experience geared towards the needs of our “on-the-go” customers, expanded customer personalization, which delivers unique, relevant content designed to drive sales, loyalty and retention, and the ability to have our entire store fleet equipped with ship-from-store capabilities. Also, in response to increased digital demand, including as a result of the COVID-19 pandemic, the Company has increased and will continue to increase the utilization of its third-party logistics provider to further support both our U.S. and Canadian e-commerce operations.

We continue to evaluate our store fleet as part of our fleet optimization initiative. We have closed 449 stores, including the 178 stores closed during Fiscal 2020, since the announcement of our fleet optimization initiative in 2013. As accelerated demand for online purchasing has increased our digital business, partly as a result of the COVID-19 pandemic, we have accelerated our planned store closures and are targeting 300 retail store closures in Fiscal 2020 and Fiscal 2021, bringing our total closures since the fleet optimization initiative began in 2013 to approximately 570 stores.

During Fiscal 2020, we repurchased approximately 0.3 million shares for approximately $15.5 million, inclusive of shares repurchased and surrendered to cover tax withholdings associated with the vesting of equity awards held by management. As of January 30, 2021, there was approximately $92.8 million in aggregate remaining on the 2018 Share Repurchase Program.

We have subsidiaries whose operating results are based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars. The below table summarizes the average translation rates most impacting our operating results:

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Average Translation Rates (1)
Canadian Dollar	0.7481	0.7550	0.7675
Hong Kong Dollar	0.1290	0.1277	0.1276
China Yuan Renminbi	0.1459	0.1446	0.1503
____________________________________________
(1)The average translation rates are the average of the monthly translation rates used during each fiscal year to translate the respective income statements. The rates represent the U.S. dollar equivalent of each foreign currency.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reported period.  In many cases, there are alternative policies or estimation techniques that could be used.  We continuously review the application of our accounting policies and evaluate the appropriateness of the estimates used in preparing our financial statements; however, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information.  Consequently, actual results could differ materially from our estimates.
The accounting policies and estimates discussed below include those that we believe are the most critical to aid in fully understanding and evaluating our financial results.  Senior management has discussed the development and selection of our critical accounting policies and estimates with the Audit Committee of our Board of Directors, which has reviewed our related disclosures herein.
Inventory Valuation- We value inventory at the lower of cost or net realizable value, with cost determined using an average cost method. The estimated market value of inventory is determined based on an analysis of historical sales trends of our individual product categories, the impact of market trends and economic conditions, and a forecast of future demand, as well as plans to sell through inventory. Estimates may differ from actual results due to the quantity, quality, and mix of products in inventory, consumer and retailer preferences, and market conditions such as those resulting from disease pandemics and other catastrophic events.  Our historical estimates have not differed materially from actual results.

Reserves for inventory shrinkage, representing the risk of physical loss of inventory, are estimated based on historical experience and are adjusted based upon physical inventory counts. A 0.5% difference in our shrinkage rate as a percentage of cost of goods sold would have impacted each quarter’s net income by approximately $0.6 million.
Stock-Based Compensation- We account for stock-based compensation according to the provisions of FASB ASC 718— Compensation-Stock Compensation.
Time Vesting and Performance-Based Awards
We generally grant time vesting and performance-based stock awards to employees at management levels and above. We also grant time vesting stock awards to our non-employee directors. Time vesting awards are granted in the form of restricted stock units that require each recipient to complete a service period (“Deferred Awards”). Deferred Awards granted to employees generally vest ratably over three years. Deferred Awards granted to nonemployee directors generally vest after one year. Performance-based stock awards are granted in the form of restricted stock units which have performance criteria that must be achieved for the awards to be earned in addition to a service period requirement (“Performance Awards”), and each Performance Award has a defined number of shares that an employee can earn (the “Target Shares”). With the approval of the Board’s Compensation Committee, the Company may settle vested Deferred Awards and Performance Awards to the employee in shares, in a cash amount equal to the market value of such shares at the time all requirements for delivery of the award have been met, or in part shares and cash. For Performance Awards awarded in Fiscal 2020, an employee may earn from 0% to 250% of their Target Shares based on the Company’s achievement of certain performance goals established at the beginning of the applicable performance period. The Performance Awards cliff vest, if earned, after completion of the applicable performance period, which is generally three years. The fair value of these Performance Awards granted is based on the closing price of our common stock on the grant date. Compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover. While actual forfeitures could vary significantly from those estimated, a 10% change in our estimated forfeiture rate would have impacted our Fiscal 2020 net income by approximately $1.2 million.
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
Asset impairment charges during Fiscal 2020 were related to underperforming stores identified in our ongoing store portfolio evaluation primarily as a result of decreased net revenues and cash flow projections resulting from the COVID-19 pandemic.
Income Taxes- We utilize the liability method of accounting for income taxes as set forth in FASB ASC 740—Income Taxes.  Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities, as well as for net operating losses and tax credit carryforwards.  Deferred tax assets and liabilities are measured using currently enacted tax rates that apply to taxable income in effect for the years in which the basis differences and tax assets are expected to be realized.  A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.  In determining the need for valuation allowances, we consider projected future taxable income, the availability of tax planning strategies, taxable income in prior carryback years, and future reversals of existing taxable temporary differences.  If, in the future, we determine that we would not be able to realize our recorded deferred tax assets, an increase in the valuation allowance would decrease earnings in the period in which such determination is made.
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
Fair Value Measurement and Financial Instruments- FASB ASC 820—Fair Value Measurement provides a single definition of fair value, together with a framework for measuring it and requires additional disclosure about the use of fair value to measure assets and liabilities.
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
Insurance and Self-Insurance Liabilities- Based on our assessment of risk and cost efficiency, we self-insure as well as purchase insurance policies to provide for workers’ compensation, general liability and property losses, cyber-security coverage, as well as directors’ and officers’ liability, vehicle liability, and employee medical benefits.  We estimate risks and record a liability based upon historical claim experience, insurance deductibles, severity factors, and other actuarial assumptions.  These estimates include inherent uncertainties due to the variability of the factors involved, including type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant, and governmental regulations.  While we believe that our risk assessments are appropriate, these uncertainties or a deviation in future claims trends from recent historical patterns could result in our recording additional or reduced expenses, which may be material to our results of operations.  Our historical estimates have not differed materially from actual results and a 10% difference in our insurance reserves as of January 30, 2021 would have impacted net income by approximately $0.5 million.
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
RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales. We primarily evaluate the results of our operations as a percentage of net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of net sales (i.e., “basis points”). For example, SG&A increased approximately 250 basis points to 28.1% of net sales during Fiscal 2020 from 25.6% during Fiscal 2019.  Accordingly, to the extent that our sales have increased at a faster rate than our costs (i.e., “leveraging”), the more efficiently we have utilized the investments we have made in our business.  Conversely, if our sales decrease or if our costs grow at a faster pace than our sales (i.e., “de-leveraging”), we have less efficiently utilized the investments we have made in our business. Results in Fiscal 2020 were significantly impacted by the COVID-19 pandemic, including the government mandated temporary closure of all of our stores for substantial periods of time during Fiscal 2020.

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Net sales	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization)	78.1	65.0	64.7
Gross profit	21.9	35.0	35.3
Selling, general, and administrative expenses	28.1	25.6	25.7
Depreciation and amortization	4.4	4.0	3.6
Asset impairment charges	2.5	0.3	0.3
Operating income (loss)	(13.1)	5.2	5.7
Income (loss) before provision for income taxes	(13.9)	4.7	5.6
Provision (benefit) for income taxes	(4.7)	0.8	0.4
Net income (loss)	(9.2)%	3.9%	5.2%
Number of Company stores, end of period	749	924	972

The following table sets forth net sales by segment, for the periods indicated:

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
	(In thousands)
Net sales:
The Children’s Place U.S.	$1,372,079	$1,671,165	$1,727,907
The Children’s Place International	150,519	199,502	210,177
Total net sales	$1,522,598	$1,870,667	$1,938,084

Fiscal 2020 Compared to Fiscal 2019

Net sales decreased by $348.1 million, or 18.6%, to $1,522.6 million during Fiscal 2020 from $1,870.7 million during Fiscal 2019. The net sales decrease was driven primarily by the disruption caused by the COVID-19 pandemic, resulting in a significant acceleration of permanent store closures, extensive government mandated temporary store closures, and a significant decrease in back-to-school demand due to schools adopting remote and hybrid learning models, partially offset by increased e-commerce sales.
We believe that our e-commerce and brick-and-mortar retail store operations are highly interdependent, with both sharing common customers purchasing from a common pool of product inventory. Accordingly, we believe that consolidated omni-channel reporting presents the most meaningful and appropriate measure of our performance, including Comparative Retail Sales and revenues.
  The Children’s Place U.S. net sales decreased $299.1 million, or 17.9%, to $1,372.1 million during Fiscal 2020 compared to $1,671.2 million during Fiscal 2019.  The net sales decrease was driven primarily by the disruption caused by the COVID-19 pandemic, resulting in a significant acceleration of permanent store closures, extensive government mandated temporary store closures, and a significant decrease in back-to-school demand due to schools adopting remote and hybrid learning models, partially offset by increased e-commerce sales.
The Children’s Place International net sales decreased $49.0 million, or 24.6%, to $150.5 million during Fiscal 2020 compared to $199.5 million during Fiscal 2019.  The net sales decrease was driven primarily by the disruption caused by the COVID-19 pandemic, resulting in a significant acceleration of permanent store closures, extensive government mandated temporary store closures, and a decrease in revenue from international franchisees due to the COVID-19 pandemic, partially offset by increased e-commerce sales.

Total e-commerce sales, which include postage and handling, increased to approximately 53% of net sales during Fiscal 2020 from approximately 31% during Fiscal 2019.
Gross profit decreased by $322.0 million, or 49.1%, to $333.3 million during Fiscal 2020 from $655.3 million during Fiscal 2019.  Consolidated gross margin decreased approximately 1,310 basis points to 21.9% during Fiscal 2020 from 35.0% during Fiscal 2019. The decrease in gross margin resulted primarily from increased penetration of our e-commerce business and its higher fulfillment costs, a decrease in merchandise margin resulting from strategic actions taken in the first half of Fiscal 2020 in response to the pandemic-driven temporary closure of our entire store fleet, and the deleverage of fixed expenses resulting from the decline in net sales.
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
Selling, general, and administrative expenses decreased $49.9 million, or 10.4%, to $428.2 million during Fiscal 2020 from $478.1 million during Fiscal 2019. As a percentage of net sales, SG&A increased approximately 250 basis points to 28.1% during Fiscal 2020 from 25.6% during Fiscal 2019. The increase was primarily as a result of the deleverage of fixed expenses resulting from the decline in net sales and higher incentive compensation accruals, partially offset by a reduction in store expenses resulting from our permanent store closures, as well as a reduction in overall operating expenses associated with strategic actions taken in response to the COVID-19 pandemic.
Asset impairment charges were $38.5 million during Fiscal 2020 including the ROU assets recorded in connection with Topic 842, primarily for 419 stores. These charges were related to underperforming stores identified in our ongoing store portfolio evaluation primarily as a result of decreased net revenues and cash flow projections resulting from the COVID-19 disruption. Asset impairment charges during Fiscal 2019 were $6.0 million, of which $3.2 million related to the full impairment of 29 stores, and $2.8 million related to the write-down of information technology systems.

Depreciation and amortization was $66.4 million during Fiscal 2020 compared to $74.8 million during Fiscal 2019, primarily reflecting decreased depreciation associated with lower capital expenditures and the write-off of store fixed assets as a result of the impairment charge incurred in the first quarter of Fiscal 2020.

Benefit / provision for income taxes was a benefit of $71.4 million during Fiscal 2020 compared to an expense of $15.1 million during Fiscal 2019. Our effective tax rate was a benefit of 33.7% and an expense of 17.1% during Fiscal 2020 and Fiscal 2019, respectively. The Fiscal 2020 benefit was primarily driven by the net loss in the period as well as the impact of the enactment of the CARES Act. The Fiscal 2019 income tax rate was impacted by an excess tax benefit related to the vesting of equity shares.

Net income (loss) was $(140.4) million during Fiscal 2020 compared to $73.3 million during Fiscal 2019, due to the factors discussed above.  Diluted earnings (loss) per share was $(9.59) in Fiscal 2020 compared to $4.68 in Fiscal 2019.  This decrease in earnings per diluted share is due to the net loss, partially offset by lower diluted weighted average number of common shares outstanding of approximately 1.0 million shares.

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

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
In response to the COVID-19 pandemic, the Company took the following actions to preserve financial flexibility:
•Executing a substantial reduction and/or deferral of all non-essential expenses and capital expenditures;
•Collaborating with vendor partners to extend payment terms and balance forward inventory receipts to reflect reduced demand;
•Temporarily suspended rent payments on all of our U.S. and Canadian retail stores during the first quarter of Fiscal 2020 and resumed rent payments on a modified basis as stores began to re-open during the second quarter of Fiscal 2020. Our lease flexibility gave us the opportunity to strategically secure rent abatements for Fiscal 2020 and/or forward rent reductions. We have reached agreements in principle with many of our major landlords and are in discussions with most of the remaining landlords;
•We are targeting 300 retail store closures through Fiscal 2021, inclusive of the 178 stores permanently closed in Fiscal 2020, and 122 planned store closures in Fiscal 2021;
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
•Effective April 5, 2020, we instituted a combination of temporary furloughs and pay reductions for the substantial majority of our corporate staff. During the second quarter of Fiscal 2020 a majority of our furloughed employees returned to work and, effective June 28, 2020, salaries were reinstated to 100% of pre-reduction levels;
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

Our working capital deficit increased $26.3 million to a deficit of $171.4 million at January 30, 2021 compared to a working capital deficit of $145.1 million at February 1, 2020, primarily due to the impact of the COVID-19 pandemic, partially offset by strategic cash management. During Fiscal 2020, prior to the suspension of our capital return program, we repurchased approximately 0.3 million shares for approximately $15.5 million. During Fiscal 2019, we repurchased approximately 1.6 million shares for approximately $131.4 million, inclusive of shares repurchased and surrendered to cover tax withholdings associated with the vesting of equity awards, and paid cash dividends of approximately $34.9 million.

Our credit facility provides for borrowings up to the lesser of $360 million, until April 2021, when it reduces to $325 million, or our borrowing base, as defined by the credit facility agreement (see “Credit Facility” below). At January 30, 2021, we had $169.8 million of outstanding borrowings and $104.2 million available for borrowing. In addition, at January 30, 2021, we had $8.2 million of outstanding letters of credit with an additional $41.8 million available for issuing letters of credit.

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

As of January 30, 2021, we have capitalized an aggregate of approximately $5.9 million in deferred financing costs related to the Credit Agreement. The unamortized balance of deferred financing costs at January 30, 2021 and February 1, 2020 was approximately $1.2 million and $0.9 million, respectively. Unamortized deferred financing costs are amortized over the remaining term of the Credit Agreement.
The table below presents the components of our credit facility:

	January 30, 2021	February 1, 2020
	(In millions)
Credit facility maximum	$360.0	$325.0
Borrowing base (1)	282.2	282.1

Outstanding borrowings	169.8	170.8
Letters of credit outstanding—standby	8.2	6.2
Utilization of credit facility at end of period	178.0	177.0

Availability (2)	$104.2	$105.1

Interest rate at end of period	4.2%	3.4%

	Fiscal 2020	Fiscal 2019
Average end of day loan balance during the period	$216.2	$192.0
Highest end of day loan balance during the period	275.6	262.5
Average interest rate	3.8%	4.0%
____________________________________________
(1)Lower of the credit facility maximum or the total borrowing base collateral.
(2)The sublimit availability for letters of credit was $41.8 million and $43.8 million at January 30, 2021 and February 1, 2020, respectively.

Term Loan

On October 5, 2020, we and certain of our subsidiaries entered into a loan agreement (the “Loan Agreement”) dated October 5, 2020 with SLR Credit Solutions (formerly known as Crystal Financial LLC), as Lender, Administrative Agent, and Collateral Agent, providing for an $80 million Term Loan. The net proceeds from the Term Loan, after deducting related fees and expenses, were used to repay borrowings under our ABL Credit Facility.

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
The Loan Agreement contains customary events of default, which include (subject in certain cases to customary grace and cure periods) nonpayment of principal or interest, breach of other covenants in the Loan Agreement, failure to pay certain other indebtedness, including under the ABL Credit Facility, and certain events of bankruptcy, insolvency or reorganization.
Cash Flows/Capital Expenditures
During Fiscal 2020, cash flows used in operating activities were $35.7 million compared to cash flows provided by operating activities of $177.9 million during Fiscal 2019.  Fiscal 2020 cash flows used in operating activities were primarily the result of a net loss in the year due to the impact of the COVID-19 pandemic disruption, resulting in the acceleration of permanent store closures and extensive government mandated temporary store closures, partially offset by strategic working capital management and the extension of vendor payment terms. During Fiscal 2019, cash flows provided by operating activities were $177.9 million compared to $139.9 million during Fiscal 2018.  The net increase of $38.0 million in cash from operating activities resulted primarily from working capital management.

Cash flows used in investing activities were $30.4 million during Fiscal 2020 compared to $134.4 million during Fiscal 2019. This change was primarily due to the Gymboree intellectual property and related assets acquisition during Fiscal 2019 and a reduction in capital expenditures during Fiscal 2020 compared to Fiscal 2019. Cash flows used in investing activities were $134.4 million during Fiscal 2019 compared to $56.9 million during Fiscal 2018. This change was primarily due to the Gymboree Assets acquisition of $77.0 million during Fiscal 2019.

During Fiscal 2020, cash flows provided by financing activities were $60.9 million compared to cash flows used in financing activities of $44.4 million during Fiscal 2019. The change primarily resulted from the proceeds received from an $80 million Term Loan during Fiscal 2020, a decrease in purchases of our common stock, and the temporary suspension of the payment of dividends. In March 2020, we temporarily suspended our capital return program, inclusive of share repurchases and dividends. Future declarations of quarterly dividends, the establishment of future record dates, and the resulting payment dates are subject to approval by the Company’s Board of Directors based on a number of factors, including business and market conditions, the Company’s future financial performance, and other investment priorities. During Fiscal 2019, cash flows used in financing activities were $44.4 million compared to $259.2 million during Fiscal 2018. The decrease primarily resulted from an increase in borrowings under our revolving credit facility and a decrease in purchases of our common stock, primarily related to our share repurchase programs and shares repurchased to cover tax withholdings associated with the vesting of equity awards.

Our ability to meet our capital requirements in Fiscal 2021 depends on our cash on hand, our ability to generate cash flows from operations, and our available borrowings under our credit facility. Cash flow generated from operations depends on our ability to achieve our financial plans. During Fiscal 2020, we were able to fund our capital expenditures with cash on hand and cash generated from operating activities supplemented by funds from our credit facility.  We believe that our existing cash on hand, cash generated from operations, and funds available to us through our credit facility will be sufficient to fund our capital and other cash requirements for the foreseeable future.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
The following tables summarize our contractual and commercial obligations as of January 30, 2021:

	Amounts of Commitment Expiration Per Period
Contractual Obligations (dollars in thousands)	Total	1 year or less	1-3 years	3-5 years	More than 5 years
Operating leases	$425,602	$189,481	$155,352	$47,164	$33,605
Total---Other Commercial Commitments	$425,602	$189,481	$155,352	$47,164	$33,605

	Amounts of Commitment Expiration Per Period
Other Commercial Commitments (dollars in thousands)	Total	1 year or less	1-3 years	3-5 years	More than 5 years
Term Loan	$80,000	$3,000	$13,000	$64,000	$—
Purchase commitments--merchandise	276,397	276,397	—	—	—
Purchase commitments--non-merchandise	15,142	15,142	—	—	—
Standby letters of credit(1)	8,200	8,200	—	—	—
Total---Other Commercial Commitments	$379,739	$302,739	$13,000	$64,000	$—

Total---Contractual Obligations and Other Commercial Commitments	$805,341	$492,220	$168,352	$111,164	$33,605
____________________________________________
(1)Represents letters of credit issued to landlords, banks, and insurance companies.

We self-insure and purchase insurance policies to provide for workers’ compensation, general liability, and property losses, as well as directors’ and officers’ liability, vehicle liability, and employee medical benefits, as described in Note 1 of the Notes to our Consolidated Financial Statements. Insurance reserves of approximately $2.2 million are included in other long-term liabilities as of January 30, 2021. The long-term portion represents the total amount estimated to be paid beyond one year. We are not able to further estimate in which periods the long-term portion will be paid.
As discussed more fully in Note 13 of the Notes to our Consolidated Financial Statements, our long-term liabilities include unrecognized tax benefits of approximately $6.3 million, which includes $0.3 million of accrued interest and penalties, at January 30, 2021. We cannot make a reasonable estimate of the amount and period of related future payments for any of this amount.
Off-Balance Sheet Arrangements
None.

QUARTERLY RESULTS AND SEASONALITY
Our quarterly results of operations have fluctuated and are expected to continue to fluctuate materially depending on a variety of factors, including overall economic conditions, the timing and number of store closures, net sales contributed by new stores, increases or decreases in Comparable Retail Sales, weather conditions (such as unseasonable temperatures or storms), shifts in timing of certain holidays, and changes in our merchandise mix and pricing strategy, including changes to address competitive factors. The combination and severity of one or more of these factors could result in material fluctuations. Results in Fiscal 2020 were significantly impacted by the COVID-19 pandemic, including the government mandated temporary closure of all of our stores for substantial periods of time during Fiscal 2020.
The following table sets forth certain statement of operations data and selected operating data for each of our last four fiscal quarters. Quarterly information for Fiscal 2020 is included in Note 16 of the Notes to our Consolidated Financial Statements. The quarterly statement of operations data and selected operating data set forth below were derived from our audited consolidated financial statements and reflect, in our opinion, all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the results of operations for these fiscal quarters (unaudited):

	Fiscal Year Ended January 30, 2021
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except earnings per share)
Net sales	$255,207	$368,923	$425,571	$472,897
Gross profit (loss)	(19,673)	67,080	146,065	139,779
Selling, general, and administrative expenses	98,491	114,312	106,639	108,792
Depreciation and amortization	17,888	16,708	15,809	16,000
Asset impairment charges	37,091	544	294	598
Operating income (loss)	(173,143)	(64,484)	23,323	14,389
Income before provision for income taxes	(174,983)	(67,123)	20,060	10,288
Provision (benefit) for income taxes	(60,173)	(20,484)	6,740	2,524
Net income (loss)	$(114,810)	$(46,639)	$13,320	$7,764

Diluted earnings per share	$(7.86)	$(3.19)	$0.91	$0.53
Diluted weighted average common shares outstanding	14,611	14,634	14,643	14,769

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
Interest Rates
Our credit facility bears interest at a floating rate equal to the prime rate or LIBOR, plus a calculated spread based on our average excess availability.  As of January 30, 2021, we had $169.8 million in borrowings under the credit facility.  A 10% change in the prime rate or LIBOR interest rates would not have had a material impact on our interest expense.
Our Term Loan bears interest at a floating rate at the greater of: (a) the three month LIBOR Rate published in the Wall Street Journal, and (b) 1.00%, plus 7.75% or 8.00% depending on the average excess availability of credit under the ABL Credit Facility. As of January 30, 2021, the outstanding balance of the Term Loan was $80 million. A 10% change in the three month LIBOR Rate would not have had a material impact on our interest expense.
Foreign Assets and Liabilities
Assets and liabilities outside the United States are primarily located in Canada and Hong Kong.  Our investments in our Canadian and Asian subsidiaries are considered to be long-term. As of January 30, 2021, net assets in our Canadian and Hong Kong subsidiaries were $29.9 million and $42.4 million, respectively.  A 10% increase or decrease in the Canadian and Hong Kong Dollars would have increased or decreased the corresponding net investment by $3.0 million and $4.2 million, respectively.  All changes in the net investment of our foreign subsidiaries are recorded in other comprehensive income as unrealized gains or losses.
As of January 30, 2021, we had approximately $63.5 million of cash and cash equivalents, of which $58.4 million of cash and cash equivalents was held in foreign subsidiaries, of which approximately $21.1 million was in our Canadian subsidiaries, $34.5 million was in our Hong Kong subsidiaries, and $2.8 million was in our other foreign subsidiaries.
Foreign Operations
We have exchange rate exposure primarily with respect to certain revenues and expenses denominated in Canadian dollars. As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses.  Assuming a 10% change in foreign exchange rates, Fiscal 2020 net sales could have decreased or increased by approximately $13.7 million and total costs and expenses could have decreased or increased by approximately $18.4 million.  Additionally, we have foreign currency denominated receivables and payables that, when settled, result in transaction gains or losses.  At January 30, 2021, we had foreign currency denominated receivables and payables, including inter-company balances, of $11.4 million and $7.2 million, respectively.

We import a vast majority of our merchandise from foreign countries, primarily Bangladesh, Cambodia, China, Ethiopia, Vietnam, and Indonesia.  Consequently, any significant or sudden change in these countries’ political, foreign trade, financial, banking, or currency policies and practices, or the occurrence of significant labor unrest, could have a material adverse impact on our business, financial position, results of operations, and cash flows.

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
Management, including our Chief Executive Officer and President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act, as of January 30, 2021. Based on that evaluation, our Chief Executive Officer and President and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level, as of January 30, 2021, to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive, principal accounting, and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Chief Financial Officer, we conducted an evaluation of the design and effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 30, 2021. Our independent registered public accounting firm that audited the consolidated financial statements included in this annual report has issued an attestation report on our internal control over financial reporting, which is included herein.
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
Secaucus, New Jersey:

Opinion on Internal Control Over Financial Reporting

We have audited The Children’s Place, Inc. and subsidiaries’ internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Children’s Place, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 30, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of January 30, 2021, and February 1, 2020, the related consolidated statement of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 30, 2021, and the related notes and our report dated March 29, 2021 expressed an unqualified opinion thereon.

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
March 29, 2021

ITEM 9B.-OTHER INFORMATION
None.

PART III
ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be included by Item 10 of Form 10-K will be set forth in the Company’s proxy statement for its 2021 annual meeting of stockholders to be filed within 120 days after January 30, 2021 (the “Proxy Statement”) and is incorporated by reference herein.

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
Secaucus, New Jersey:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Children’s Place, Inc. and subsidiaries
(the “Company”) as of January 30, 2021 and February 1, 2020, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended January 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 30, 2021 and February 1, 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 30, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 29, 2021, expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of Long-Lived Assets

Description of the Matter: As discussed in Note 7 to the consolidated financial statements, during the year ending January 30, 2021, the Company recorded impairment charges of $38.5 million related to its retail stores. The Company reviews its long-lived assets, including any right of use asset, for each store, and when events indicate that their carrying values may not be recoverable, the Company estimates future cash flows over the remaining lease term and compares the total undiscounted cash flows to the carrying value of the related long-lived assets. If the undiscounted cash flows are less than the related carrying value of the long-lived assets, they are written down to their fair values.

Auditing the Company’s long-lived asset impairment assessments involved subjective auditor judgment due to the significant estimation involved in determining the forecasted cash flows used to evaluate the recoverability and estimate the fair values of long-lived assets for which impairment was indicated. Significant assumptions used in determining the fair value of certain operating lease right-of-use assets include the current market rent for the remaining lease term of the related stores. These assumptions are subjective in nature and are affected by expectations about future market or economic conditions (including the effects of the global pandemic).

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

We performed audit procedures which included, among others, analyzing significant assumptions about future revenue and operating costs for the relevant retail stores based on historical results and trends by store and testing the data used in the calculations. We tested the assumed revenue growth and margin rates in comparison to recent actual results and expectations about future market conditions. We tested assumptions about related operating costs based on historical costs and the existing relationships between costs and revenues. We compared the assumptions used in the forecasted cash flows with the Company’s strategic plans. We involved our internal valuation specialists to assist in evaluating the fair value of certain store long-lived assets, which included assessing the estimated market rental rates of the related leases by comparing them to rental rates for comparable leases and evaluating the applied discount rate.

/S/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Iselin, New Jersey

March 29, 2021

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 30, 2021	February 1, 2020
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$63,548	$68,487
Accounts receivable	39,534	32,812
Inventories	388,141	327,165
Prepaid expenses and other current assets	55,860	21,416
Total current assets	547,083	449,880
Long-term assets:
Property and equipment, net	181,801	236,898
Right-of-use assets	283,624	393,820
Tradenames, net	72,492	73,291
Deferred income taxes	45,579	12,941
Other assets	9,548	14,567
Total assets	$1,140,127	$1,181,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Revolving loan	$169,778	$170,808
Accounts payable	252,124	213,115
Current lease liabilities	174,585	121,868
Income taxes payable	5,508	5,607
Accrued expenses and other current liabilities	116,504	83,609
Total current liabilities	718,499	595,007
Long-term liabilities:
Long-term debt	75,346	—
Long-term lease liabilities	214,173	311,908
Other tax liabilities	6,304	6,782
Income taxes payable	14,939	17,589
Other long-term liabilities	17,489	14,924
Total liabilities	1,046,750	946,210
COMMITMENTS AND CONTINGENCIES (SEE NOTE 11)
STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.10 par value, 100,000 shares authorized; 14,641 and 14,762 issued; 14,584 and 14,711 outstanding	1,464	1,476
Additional paid-in capital	148,519	139,041
Treasury stock, at cost (57 and 51 shares)	(3,164)	(2,956)
Deferred compensation	3,164	2,956
Accumulated other comprehensive loss	(13,816)	(13,545)
Retained earnings (deficit)	(42,790)	108,215
Total stockholders’ equity	93,377	235,187
Total liabilities and stockholders’ equity	$1,140,127	$1,181,397
 See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
	(In thousands, except earnings per share)
Net sales	$1,522,598	$1,870,667	$1,938,084
Cost of sales (exclusive of depreciation and amortization)	1,189,347	1,215,362	1,254,488
Gross profit	333,251	655,305	683,596
Selling, general, and administrative expenses	428,234	478,120	498,343
Depreciation and amortization	66,405	74,788	68,884
Asset impairment charges	38,527	6,039	6,096
Other income	—	—	(1,055)
Operating income (loss)	(199,915)	96,358	111,328
Interest expense	(11,906)	(8,194)	(3,534)
Interest income	63	253	730
Income (loss) before provision for income taxes	(211,758)	88,417	108,524
Provision (benefit) for income taxes	(71,393)	15,117	7,564
Net income (loss)	$(140,365)	$73,300	$100,960

Earnings (loss) per common share
Basic	$(9.59)	$4.71	$6.10
Diluted	$(9.59)	$4.68	$6.01

Weighted average common shares outstanding
Basic	14,631	15,547	16,542
Diluted	14,631	15,653	16,805

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
	(In thousands)
Net income (loss)	$(140,365)	$73,300	$100,960
Other comprehensive income (loss):
Foreign currency translation adjustment	477	1,388	(2,178)
Change in fair value of cash flow hedges, net of income taxes	(748)	1	75
Total comprehensive income (loss)	$(140,636)	$74,689	$98,857

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
			Additional			Other			Total
	Common Stock		Paid-In	Deferred	Retained	Comprehensive	Treasury Stock		Stockholders’
(in thousands, except dividends per share)	Shares	Amount	Capital	Compensation	Earnings	Income	Shares	Value	Equity
BALANCE, February 4, 2018	17,257	$1,726	$258,501	$2,436	$226,303	($12,831)	(46)	($2,436)	$473,699
Vesting of stock awards	711	71	(71)						—
Stock-based compensation			27,415						27,415
Capitalized stock-based compensation			176						176
Purchase and retirement of shares	(2,095)	(209)	(140,343)		(112,991)				(253,543)
Dividends declared ($2.00 per share)					(33,042)				(33,042)
Unvested dividends			1,313		(1,313)				—
ASC Topic 606 Adjustment					875				875
Change in cumulative translation adjustment						(2,178)			(2,178)
Change in fair value of cash flow hedges, net of income taxes						75			75
Deferral of common stock into deferred compensation plan				249			(1)	(249)	—
Net income					100,960				100,960
BALANCE, February 2, 2019	15,873	$1,588	$146,991	$2,685	$180,792	$(14,934)	(47)	($2,685)	$314,437
Vesting of stock awards	480	47	(5)						42
Stock-based compensation			16,219						16,219
Purchase and retirement of shares	(1,591)	(159)	(25,439)		(108,007)				(133,605)
Dividends declared ($2.24 per share)					(34,928)				(34,928)
Unvested dividends			1,275		(1,275)				—
ASC Topic 842 Adjustment					(1,667)				(1,667)
Change in cumulative translation adjustment						1,388			1,388
Change in fair value of cash flow hedges, net of income taxes						1			1
Deferral of common stock into deferred compensation plan				271			(4)	(271)	—
Net income					73,300				73,300
BALANCE, February 1, 2020	14,762	$1,476	$139,041	$2,956	$108,215	$(13,545)	(51)	($2,956)	$235,187
Vesting of stock awards	173	17	(17)						—
Purchase and retirement of shares	(294)	(29)	(4,821)		(10,640)				(15,490)
Stock-based compensation			14,316						14,316
Change in cumulative translation adjustment						(271)			(271)
Deferral of common stock into deferred compensation plan				209			(6)	(209)	—
Net income (loss)					(140,365)				(140,365)
BALANCE, January 30, 2021	14,641	$1,464	$148,519	$3,165	$(42,790)	$(13,816)	(57)	($3,165)	$93,377
See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(140,365)	$73,300	$100,960
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Non-cash portion of operating lease expense	113,145	149,006	—
Depreciation and amortization	66,405	74,788	68,884
Non-cash stock-based compensation	14,316	16,219	27,415
Asset impairment charges	38,527	6,039	6,096
Deferred income tax (benefit)	(32,660)	5,364	(5,568)
Other non-cash charges, net	821	229	699
Changes in operating assets and liabilities:
Inventories	(61,080)	(23,537)	19,380
Accounts receivable and other assets	(3,616)	3,148	(9,127)
Prepaid expenses and other current assets	7,081	2,734	3,568
Income taxes payable, net of prepayments	(43,306)	8,574	(7,689)
Accounts payable and other current liabilities	71,720	17,502	(56,893)
Other long-term liabilities	(66,705)	(155,464)	(7,811)
Net cash provided by (used in) operating activities	(35,717)	177,902	139,914
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(30,585)	(57,502)	(71,114)
Acquisition of intangible assets	—	(76,951)	—
Redemption of short-term investments	—	—	15,000
Change in deferred compensation plan	211	103	(749)
Net cash used in investing activities	(30,374)	(134,350)	(56,863)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	500,872	1,001,039	861,806
Repayments under revolving credit facility	(501,902)	(879,092)	(834,404)
Proceeds from term loan, net of discount	78,637	—	—
Payment of debt issuance costs	(1,188)	—	—
Purchase and retirement of common stock, including shares surrendered for tax withholdings and transaction costs	(15,490)	(131,393)	(253,543)
Payment of dividends	—	(34,928)	(33,042)
Net cash provided by (used in) financing activities	60,929	(44,374)	(259,183)
Effect of exchange rate changes on cash and cash equivalents	223	173	749
Net decrease in cash and cash equivalents	(4,939)	(649)	(175,383)
Cash and cash equivalents, beginning of period	68,487	69,136	244,519
Cash and cash equivalents, end of period	$63,548	$68,487	$69,136

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
	(In thousands)
OTHER CASH FLOW INFORMATION:
Net cash paid during the year for income taxes	$3,643	$1,310	$19,529
Cash paid during the year for interest	10,831	7,553	3,224
Increase (decrease) in accrued capital expenditures	(811)	(1,853)	3,398

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Terms that are commonly used in the Company’s notes to consolidated financial statements are defined as follows:
•Fiscal 2020 - The fifty-two weeks ended January 30, 2021
•Fiscal 2019 - The fifty-two weeks ended February 1, 2020
•Fiscal 2018 - The fifty-two weeks ended February 2, 2019
•Fiscal 2021 - The Company’s next fiscal year representing the fifty-two weeks ending January 29, 2022
•SEC - The U.S. Securities and Exchange Commission
•GAAP - U.S. Generally Accepted Accounting Principles
•FASB - Financial Accounting Standards Board
•FASB ASC - FASB Accounting Standards Codification, which serves as the source for authoritative U.S. GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative U.S. GAAP for SEC registrants
Fiscal Year
The Company’s fiscal year is a 52-week or 53-week period ending on the Saturday on or nearest to January 31. Fiscal 2020, 2019, and 2018 were 52-week years.
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
Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated. As of January 30, 2021 and February 1, 2020, the Company did not have any investments in unconsolidated affiliates. FASB ASC 810—Consolidation is considered when determining whether an entity is subject to consolidation.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The Company accounts for its stock-based compensation in accordance with the provisions of FASB ASC 718— Compensation—Stock Compensation. These provisions require, among other things: (a) the fair value at grant date of all stock awards be expensed over their respective vesting periods; (b) the amount of cumulative compensation cost recognized at any date must at least be equal to the portion of the grant-date value of the award that is vested at that date; and (c) that compensation expense include a forfeiture estimate for those shares not expected to vest. Also, in accordance with these provisions, for those awards with multiple vest dates, the Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award. The cumulative expense for performance-based awards reflects changes in estimated adjusted earnings per share, adjusted operating margin expansion, and adjusted return on invested capital and, as applicable, ranking of our adjusted return on invested capital relative to that of companies in our peer group as they occur.
Earnings per Common Share
The Company reports its earnings per share in accordance with FASB ASC 260—Earnings Per Share, which requires the presentation of both basic and diluted earnings per share on the consolidated statements of operations. The diluted weighted average common shares include adjustments for the potential effects of outstanding stock options, Deferred Awards, and Performance Awards (as both terms are used in Note 6 to these consolidated financial statements), but only in the periods in which such effect is dilutive under the treasury stock method. Included in our basic and diluted weighted average common shares are those shares, due to participants in the deferred compensation plan, which are held in treasury stock. Anti-dilutive stock awards are comprised of stock options and unvested deferred, restricted, and performance shares which would have been anti-dilutive in the application of the treasury stock method in accordance with FASB ASC 260—Earnings Per Share.
In accordance with this topic, the following table reconciles income and share amounts utilized to calculate basic and diluted net income per common share:

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
	(In thousands)
Basic weighted average common shares	14,631	15,547	16,542
Dilutive effect of stock awards	—	106	263
Diluted weighted average common shares	14,631	15,653	16,805
Accounts Receivable
Accounts receivable consists of credit and debit card receivables, franchisee and wholesale receivables, and other miscellaneous items. Credit and debit card receivables represent credit and debit card sales, inclusive of private label credit card sales, for which the respective third-party service company has yet to remit the cash. The unremitted balance approximates the last few days of related credit and debit card sales for each reporting period. Bad debt associated with these sales is not material. Franchisee and wholesale receivables represent product sales and sales royalties in which cash has not yet been remitted by our partners. Bad debt associated with these sales is not material.
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
The Company accounts for internally developed software intended for internal use in accordance with provisions of FASB ASC 350—Intangibles-Goodwill and Other. The Company capitalizes development-stage costs such as direct external costs and direct payroll related costs. When development is substantially complete and the software is ready for its intended use, the Company amortizes the cost of the software on a straight-line basis over the expected life of the software, which is generally 3 to 10 years. Preliminary project costs and post-implementation costs such as training, maintenance, and support are expensed as incurred.
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
Deferred Financing Costs
The Company capitalizes costs directly associated with acquiring third-party financing. Deferred financing costs are included in other assets and are amortized as interest expense over the term of the related indebtedness. At January 30, 2021, deferred financing costs, net of accumulated amortization of $4.8 million, were approximately $1.2 million. At February 1, 2020, deferred financing costs, net of accumulated amortization of $4.1 million, were approximately $0.9 million.
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
Advertising and Marketing Costs
The Company expenses the cost of advertising over the period the advertising is run or displayed. Included in selling, general, and administrative expenses for Fiscal 2020, Fiscal 2019, and Fiscal 2018 are advertising and other marketing costs of approximately $31.1 million, $35.0 million, and $34.1 million, respectively. Deferred advertising, marketing, and promotional costs, which principally relate to advertisements that have not yet been exhibited or services that have not yet been received, were approximately $0.8 million and $1.7 million at January 30, 2021 and February 1, 2020, respectively, and were recorded within prepaid expenses and other current assets in the Company’s consolidated balance sheets.
Income Taxes
We utilize the liability method of accounting for income taxes as set forth in FASB ASC 740—Income Taxes.  Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities, as well as for net operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using currently enacted tax rates that apply to taxable income in effect for the years in which the basis differences and tax assets are expected to be realized.  A valuation allowance is recorded when it is more likely than not that any of the deferred tax assets will not be realized.  In determining the need for valuation allowances, we consider projected future taxable income and the availability of tax planning strategies.  If, in the future, we determine that we would not be able to realize our recorded deferred tax assets, an increase in the valuation allowance would decrease earnings in the period in which such determination is made.
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
Foreign Currency Translation and Transactions
The Company has determined that the local currencies of its Canadian and Asian subsidiaries are their functional currencies. In accordance with FASB ASC 830—Foreign Currency Matters, the assets and liabilities denominated in foreign

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
currency are translated into U.S. dollars at the current rate of exchange existing at period-end, and revenues and expenses are translated at average monthly exchange rates. Related translation adjustments are reported as a separate component of stockholders’ equity. The Company also transacts certain business in foreign denominated currencies primarily with its Canadian subsidiary purchasing inventory in U.S. dollars, and there are inter-company charges between various subsidiaries.
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
Fair Value Measurement and Financial Instruments
FASB ASC 820—Fair Value Measurement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.
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

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The Company’s assets measured at fair value on a nonrecurring basis include long-lived assets, such as intangible assets, fixed assets, and right of use ("ROU") assets. The Company reviews the carrying amounts of such assets when events indicate that their carrying amounts may not be recoverable. Any resulting asset impairment would require that the asset be recorded at its fair value. The resulting fair value measurements of the assets are considered to fall within Level 3 of the fair value hierarchy.
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

The following table presents our revenues disaggregated by geography:

	January 30, 2021	February 1, 2020	February 2, 2019
Net sales:	(In thousands)
South	$579,348	$659,519	$670,232
Northeast	325,124	429,857	460,682
West	219,686	290,290	300,225
Midwest	197,697	234,621	245,954
International and other	200,743	256,380	260,991
Total net sales	$1,522,598	$1,870,667	$1,938,084

The Company recognizes revenue, including shipping and handling fees billed to customers, upon purchase at the Company’s retail stores or when received by the customer if the product was purchased via e-commerce, net of coupon redemptions and anticipated sales returns. The Company deferred approximately $5.3 million and $1.9 million as of January 30, 2021 and February 1, 2020, respectively, based upon estimated time of delivery, at which point control passes to the customer, and is recorded in accrued expenses and other current liabilities. Sales tax collected from customers is excluded from revenue.

For the sale of goods with a right of return, the Company recognizes revenue for the consideration it expects to be entitled to and calculates an allowance for estimated sales returns based upon the Company’s sales return experience. Adjustments to the allowance for estimated sales returns in subsequent periods are generally not material based on historical data, thereby reducing the uncertainty inherent in such estimates. The allowance for estimated sales returns, which is recorded in accrued expenses and other current liabilities, was approximately $1.0 million and $0.8 million as of January 30, 2021 and February 1, 2020, respectively.

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

The Company has a points-based customer loyalty program in which customers earn points based on purchases and other promotional activities. These points can be redeemed for coupons to discount future purchases. A contract liability is estimated based on the standalone selling price of benefits earned by customers through the program and the related redemption experience under the program. The value of each point earned is recorded as deferred revenue and is included within accrued

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
expenses and other current liabilities. The total contract liability related to this program was $2.7 million and $1.6 million as of January 30, 2021 and February 1, 2020, respectively.

The Company’s policy with respect to gift cards is to record revenue as and when the gift cards are redeemed for merchandise. The Company recognizes gift card breakage income in proportion to the pattern of rights exercised by the customer when the Company expects to be entitled to breakage and the Company determines that it does not have a legal obligation to remit the value of the unredeemed gift card to the relevant jurisdiction as unclaimed or abandoned property and is recorded within net sales. Prior to their redemption, gift cards are recorded as a liability, included within accrued expenses and other current liabilities. The total contract liability related to gift cards issued was $13.6 million and $16.1 million as of January 30, 2021 and February 1, 2020, respectively. The liability is estimated based on expected breakage that considers historical patterns of redemption. The following table provides the reconciliation of the contract liability related to gift cards:

Contract Liability
(In thousands)
Balance at February 1, 2020	$16,099
Gift cards sold	19,760
Gift cards redeemed	(19,289)
Gift card breakage	(2,936)
Balance at January 30, 2021	$13,634

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

3. LEASES
Adoption of ASC Topic 842, “Leases”

On February 3, 2019, the Company adopted FASB ASC 842—Leases (“Topic 842”) using the modified retrospective method. Results for reporting periods beginning in Fiscal 2019 are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with FASB ASC 840—Leases (“Topic 840”).

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

As of January 30, 2021, the Company’s finance leases were not material to the consolidated balance sheets, consolidated statements of operations, or consolidated statements of cash flows.

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

In April 2020, the FASB staff released guidance regarding rent concessions related to the effects of the COVID-19 pandemic to allow for a temporary practical expedient (“COVID-19 expedient”) to account for rent concessions as though enforceable rights and obligations for those concessions existed in the lease agreements. The election is available for concessions related to the effects of the COVID-19 pandemic that result in the total payments required by the modified contract being substantially the same as or less than total payments required by the original contract.

Upon the temporary closure of the Company's store fleet in March 2020, the Company began negotiating for concessions of certain rent payments for the time the stores were impacted. While our stores have reopened, these discussions and negotiations have remained ongoing as the Company’s operations continue to be impacted by the COVID-19 pandemic. For these lease concessions that have been agreed upon and executed, the Company did not reassess each existing contract to determine whether enforceable rights and obligations for concessions existed and elected not to apply the lease modification guidance in ASC 842 to those contracts that shared similar characteristics. Rather, the Company accounts for COVID-19 lease concessions as reductions to variable lease cost.

The following components of lease expense are included in the Company’s consolidated statements of operations.

	January 30, 2021	February 1, 2020
	(in thousands)	(in thousands)
Operating lease cost	$128,373	$149,006
Variable lease cost[1]	$44,085	$64,228
Total lease cost	$172,458	$213,234
1Includes short term leases with lease periods of less than 12 months as well as lease abatements accounted for as reductions to variable lease costs under the COVID-19 expedient of approximately $12.9 million.

As of January 30, 2021, the weighted-average remaining operating lease term was 3.5 years, and the weighted-average discount rate for operating leases was 5.2%.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Cash paid for amounts included in the measurement of operating lease liabilities in Fiscal 2020 was approximately $115.7 million.

Right-of-use assets obtained in exchange for new operating lease liabilities were approximately $43.5 million.

As of January 30, 2021, the maturities of lease liabilities were as follows:

January 30, 2021
Operating Leases
(in thousands)
2021	$183,739
2022	91,576
2023	49,366
2024	29,504
2025	18,572
Thereafter	34,278
Total lease payments[1]	$407,035
Less: imputed interest	$(18,277)
Present value of lease liabilities	$388,758
1For leases in which the Company applied the COVID-19 expedient, it did not remeasure its ROU assets and lease liabilities for rent concessions specific to Fiscal 2021 and beyond. These amounts will be recognized as variable rent costs in the future periods in which the concessions apply. The impact of rent concessions decreased the Company's future lease maturities by $18.6 million.

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

The Company’s intangible assets were as follows as of January 30, 2021:

		January 30, 2021
	Useful life	Gross amount	Accumulated amortization	Net amount
		(in thousands)
Gymboree tradename(1)	Indefinite	$69,953	$—	$69,953
Crazy 8 tradename(1)	5 years	4,000	(1,461)	2,539
Customer databases(2)	3 years	3,000	(1,827)	1,173
Total intangibles, net		$76,953	$(3,288)	$73,665
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

5. STOCKHOLDERS’ EQUITY
Share Repurchase Programs
In March 2018, the Board of Directors authorized a $250 million share repurchase program (the “2018 Share Repurchase Program”). At January 30, 2021, there was approximately $92.8 million remaining on the 2018 Share Repurchase Program. Under this program, the Company may repurchase shares on the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under a program will depend on a variety of factors including price, corporate and regulatory requirements, and other market and business conditions. The Company may suspend or discontinue the program at any time and may thereafter reinstitute purchases, all without prior announcement. In March 2020, the Company temporarily suspended share repurchases due to the COVID-19 pandemic.
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
The following table summarizes the Company’s share repurchases:

	Fiscal Year Ended
	January 30, 2021		February 1, 2020		February 2, 2019
	Shares	Value	Shares	Value	Shares	Value
Share repurchases related to:	(in thousands)
2017 Share Repurchase Program	—	—	—	—	1,995	244,338
2018 Share Repurchase Program	294	15,490	1,585	131,393	101	9,205
Shares acquired and held in treasury	6.4	209	4.0	271	2.0	248
In accordance with FASB ASC 505—Equity, the par value of the shares retired is charged against common stock and the remaining purchase price is allocated between additional paid-in capital and retained earnings.  The portion charged against additional paid-in capital is done using a pro-rata allocation based on total shares outstanding.  Related to all shares retired for Fiscal 2020, Fiscal 2019, and Fiscal 2018, approximately $10.6 million, $108.0 million, and $113.0 million was charged to retained earnings, respectively.
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

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For Performance Awards awarded in Fiscal 2020, an employee may earn from 0% to 250% of their Target Shares based on the Company’s achievement of certain performance goals established at the beginning of the applicable performance period. The Performance Awards cliff vest, if earned, after completion of the applicable performance period, which is generally three years. The fair value of these Performance Awards granted is based on the closing price of our common stock on the grant date. Compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover.

The following table summarizes the Company’s stock-based compensation expense:

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
	(In thousands)
Deferred Awards	$14,100	$18,910	$12,849
Performance Awards	216	(2,691)	14,566
Total stock-based compensation expense(1)	$14,316	$16,219	$27,415
____________________________________________
(1)    A portion of stock-based compensation is included in cost of sales. Approximately $3.4 million, $3.6 million, and $3.5 million in Fiscal 2020, Fiscal 2019, and Fiscal 2018, respectively, were included in cost of sales. All other stock-based compensation is included in selling, general, and administrative expenses.

The Company recognized a tax benefit related to stock-based compensation expense of $3.8 million, $4.3 million, and $7.2 million for Fiscal 2020, Fiscal 2019, and Fiscal 2018, respectively.
At January 30, 2021, the Company had 725,248 shares available for grant under the Equity Plan.
Changes in the Company’s Unvested Stock Awards during Fiscal 2020, Fiscal 2019, and Fiscal 2018
Deferred Awards

	Fiscal Year Ended
	January 30, 2021		February 1, 2020		February 2, 2019
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)		(in thousands)
Unvested Deferred Awards at beginning of year	377	$97.88	299	$99.98	420	$82.30
Granted	410	41.73	264	102.21	135	124.21
Vested	(161)	107.55	(126)	105.24	(197)	75.65
Forfeited	(76)	82.07	(60)	112.09	(59)	110.63
Unvested Deferred Awards at end of year	550	$55.43	377	$97.88	299	$99.98

Total unrecognized stock-based compensation expense related to unvested Deferred Awards approximated $15.7 million as of January 30, 2021, which will be recognized over a weighted average period of approximately 1.9 years.

The fair value of Deferred Awards held by the Company’s employees that vested during Fiscal 2020, Fiscal 2019, and Fiscal 2018 was approximately $5.3 million, $13.5 million, and $25.3 million, respectively.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Performance Awards

	Fiscal Year Ended
	January 30, 2021		February 1, 2020		February 2, 2019
	Number of Performance Shares(1)	Weighted Average Grant Date Fair Value	Number of Performance Shares(1)	Weighted Average Grant Date Fair Value	Number of Performance Shares(1)	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)		(in thousands)
Unvested Performance Awards at beginning of year	342	$99.97	352	$90.66	544	$84.11
Granted	144	52.16	201	98.49	87	123.02
Shares earned in excess of (below) target	(101)	118.00	181	75.83	347	70.09
Vested shares, including shares earned in excess of target	(4)	107.51	(354)	76.36	(513)	70.09
Forfeited	(31)	107.24	(38)	110.77	(113)	114.06
Unvested Performance Awards at end of year	350	$74.37	342	$99.97	352	$90.66
____________________________________________
(1)For those awards for which the performance period is complete, the number of unvested shares is based on actual shares that will vest upon completion of the service period.

For those awards in which the performance period is not yet complete, the number of unvested shares in the table above is based on the participants earning their Target Shares at 100%; however, the cumulative expense recognized reflects changes in probability that the performance criteria will be achieved as they occur. Based on the current number of Performance Awards expected to be earned, the total unrecognized stock-based compensation expense related to unvested Performance Awards approximated $10.7 million as of January 30, 2021, which will be recognized over a weighted average period of approximately 1.3 years.

The fair value of Performance Awards held by the Company’s employees that vested during Fiscal 2020, Fiscal 2019, and Fiscal 2018 was approximately $0.1 million, $33.9 million, and $69.2 million, respectively.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. PROPERTY AND EQUIPMENT, NET
Property and equipment consist of the following:

	January 30, 2021	February 1, 2020
	(in thousands)
Property and equipment:
Land and land improvements	$3,403	$3,403
Building and improvements	36,133	35,568
Material handling equipment	58,034	53,540
Leasehold improvements	216,989	285,955
Store fixtures and equipment	226,404	272,158
Capitalized software	296,967	265,610
Construction in progress	15,211	33,240
	853,141	949,474
Less accumulated depreciation and amortization	(671,340)	(712,576)
Property and equipment, net	$181,801	$236,898
During Fiscal 2020, the Company performed impairment testing on 749 stores with a total net book value of $43.6 million. During Fiscal 2020, the Company recorded asset impairment charges of $38.5 million, inclusive of ROU assets, related primarily to the impairment of 419 stores. These charges were related to underperforming stores identified in our ongoing store portfolio evaluation primarily as a result of decreased net revenues and cash flow projections resulting from the COVID-19 pandemic.

During Fiscal 2019, the Company performed impairment testing on 924 stores with a total net book value of $65.0 million. During Fiscal 2019, the Company recorded $6.0 million of impairment charges of which $3.2 million related to the impairment of 29 stores, and $2.8 million related to the write-down of information technology systems.

During Fiscal 2018, the Company performed impairment testing on 972 stores with a total net book value of $81.4 million. During Fiscal 2018, the Company recorded $6.1 million of impairment charges of which $1.7 million related to the impairment of 11 stores, and $4.4 million related to the write-down of information technology systems.

8. DEBT
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

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
As of January 30, 2021, the Company has capitalized an aggregate of approximately $5.9 million in deferred financing costs related to the ABL Credit Facility. The unamortized balance of deferred financing costs at January 30, 2021 and February 1, 2020 was approximately $1.2 million and $0.9 million, respectively. Unamortized deferred financing costs are amortized over the remaining term of the ABL Credit Facility.
The table below presents the components of the Company’s credit facility:

	January 30, 2021	February 1, 2020
	(In millions)
Credit facility maximum	$360.0	$325.0
Borrowing base (1)	282.2	282.1

Outstanding borrowings	169.8	170.8
Letters of credit outstanding—standby	8.2	6.2
Utilization of credit facility at end of period	178.0	177.0

Availability (2)	$104.2	$105.1

Interest rate at end of period	4.2%	3.4%

	Fiscal 2020	Fiscal 2019
Average end of day loan balance during the period	$216.2	$192.0
Highest end of day loan balance during the period	275.6	262.5
Average interest rate	3.8%	4.0%
____________________________________________
(1)Lower of the credit facility maximum or the total borrowing base collateral.
(2)The sub-limit availability for letters of credit was $41.8 million and $43.8 million at January 30, 2021 and February 1, 2020, respectively.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Long-Term Debt
Long-term debt is solely comprised of the Term Loan transaction completed during the third quarter of Fiscal 2020, as discussed below.

On October 5, 2020, the Company and certain of its subsidiaries entered into a loan agreement (the “Loan Agreement”) dated October 5, 2020 with SLR Credit Solutions (formerly known as Crystal Financial LLC), as Lender, Administrative Agent, and Collateral Agent, providing for an $80 million Term Loan. The net proceeds from the Term Loan, after deducting related fees and expenses, were used to repay borrowings under the Company’s ABL Credit Facility.

The Term Loan: (i) matures on the earlier of October 5, 2025 or the maturity date under the ABL Credit Facility, currently in May 2024; (ii) bears interest, payable monthly, at the greater of (a) the three month LIBOR Rate published in the Wall Street Journal, and (b) 1.00%, plus 7.75% or 8.00% depending on the average excess availability of credit under the ABL Credit Facility, adjusted quarterly; and (iii) amortizes by (x) 5.00% per annum payable quarterly beginning with the fiscal quarter ending on or around July 31, 2021 through the fiscal quarter ending on or around April 30, 2022, (y) 7.50% per annum payable quarterly beginning with the fiscal quarter ending on or around July 31, 2022 through the fiscal quarter ending on or around April 30, 2023, and (z) 10.00% per annum payable quarterly thereafter. For Fiscal 2020, the stated interest rate for the Term Loan was 9.0%, and the effective interest rate was 9.5%. For Fiscal 2020, the Company recognized $2.6 million in interest expense related to the Term Loan.

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

The following table summarizes the current and long-term portion of the long-term debt:

January 30, 2021
(in thousands)
Term Loan Principal	$80,000
Less: Unamortized discount, net	(1,135)
Less: Unamortized debt issuance costs, net	(1,249)
Term Loan, net	77,616
Less: Current portion, net	(2,270)
Long-term debt, net	$75,346

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Future principal payments of long-term debt due in each of the next four years subsequent to January 30, 2021 are as follows:

Period	Future Principal Payments
(in thousands)
2021	3,000
2022	5,500
2023	7,500
2024	64,000
Total future principal payments	$80,000
9.    OTHER CURRENT AND NON-CURRENT ASSETS
Prepaid expenses and other current assets are comprised of the following:

	January 30, 2021	February 1, 2020
	(In thousands)
Prepaid income taxes	$43,752	$3,698
Prepaid cloud computing	3,836	6,930
Prepaid maintenance contracts	2,433	3,144
Prepaid property expense	281	435
Other	5,558	7,209
Total prepaid expenses and other current assets	$55,860	$21,416
Other non-current assets are comprised of the following:

	January 30, 2021	February 1, 2020
	(In thousands)
Prepaid cloud computing	$2,625	$4,476
Security deposits	1,320	1,570
Customer databases, net	1,173	2,173
Prepaid maintenance contracts	685	2,374
Other	3,745	3,974
Total other assets	$9,548	$14,567

10.    OTHER CURRENT AND LONG-TERM LIABILITIES
Accrued expenses and other current liabilities are comprised of the following:

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	January 30, 2021	February 1, 2020
	(In thousands)

Accrued salaries and benefits	$33,817	$17,731
Sales taxes and other taxes payable	13,936	3,544
Customer liabilities	12,904	16,100
Deferred revenue	6,306	2,762
Accrued property expenses	5,756	5,450
Accrued freight	4,811	3,703
Insurance reserves	4,113	3,409
Accrued store expenses	3,893	3,993
Accrued capital expenditures	3,443	4,254
Accrued marketing	3,206	3,993
Deferred revenue for MyPlace Rewards loyalty program	2,669	1,559
Accrued professional fees	1,488	1,215
Other	20,162	15,896
Total accrued expenses and other current liabilities	$116,504	$83,609

Other long-term liabilities are comprised of the following:

	January 30, 2021	February 1, 2020
	(In thousands)
Deferred revenue	$6,873	$6,026
Insurance reserves	2,203	2,743
Other	8,413	6,155
Other long-term liabilities	$17,489	$14,924

11.    COMMITMENTS AND CONTINGENCIES
As of January 30, 2021, the Company has entered into various purchase commitments for merchandise for re-sale of approximately $276.4 million and approximately $15.1 million for equipment, construction, and other non-merchandise commitments. The Company also has operating lease and standby letters of credit commitments of $425.6 million and $8.2 million, respectively.

12.    LEGAL AND REGULATORY MATTERS
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

The Company engaged in mediation proceedings with the plaintiffs in December 2016 and April 2017. The parties reached an agreement in principle in April 2017, and signed a definitive settlement agreement in November 2017, to settle the matter on a class basis with all individuals in the U.S. who made a qualifying purchase at The Children’s Place from February 11, 2012 through the date of preliminary approval by the court of the settlement. The settlement is subject to court approval and provides for merchandise vouchers for class members who submit valid claims, as well as payment of legal fees and expenses and claims administration expenses. On January 28, 2020, the court entered an order granting preliminary approval of the settlement, subject to the court’s final approval. The final fairness hearing occurred on July 31, 2020, and by order dated October 23, 2020, the court deferred ruling on the motion for final approval and for attorneys’ fees, costs, and incentive award. The Company submitted its memorandum in support of final approval of the class settlement on March 2, 2021. The settlement, if finally approved by the court, will result in the dismissal of all claims through the date of the court’s preliminary approval of the settlement. However, if the settlement is ultimately rejected by the court, the parties will likely return to litigation, and in such event, no assurance can be given as to the ultimate outcome of this matter. In connection with the proposed settlement, the Company recorded a reserve for $5.0 million in its consolidated financial statements in the first quarter of 2017.

The Company is also involved in various legal proceedings arising in the normal course of business. In the opinion of management, any ultimate liability arising out of these proceedings will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

13.    INCOME TAXES
The components of income before taxes are as follows:

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
	(In thousands)
Domestic	$(250,876)	$36,660	$49,820
Foreign	39,118	51,757	58,704
Total income before provision (benefit) for income taxes	$(211,758)	$88,417	$108,524
The components of the Company’s provision for income taxes consisted of the following:

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
	(In thousands)
Current:
Federal	$(45,072)	$1,810	$594
State and local	212	1,186	2,519
Foreign	5,728	6,757	10,019
	(39,132)	9,753	13,132
Deferred:
Federal	(14,274)	4,240	(3,418)
State and local	(15,968)	1,066	(2,324)
Foreign	(2,019)	58	174
	(32,261)	5,364	(5,568)
Total provision (benefit) for income taxes	$(71,393)	$15,117	$7,564
Effective tax rate	33.7%	17.1%	7.0%
On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act allows net operating losses ("NOLs") incurred in taxable years 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to offset 100% of taxable income and to generate a refund of previously paid income taxes. The Company has evaluated the impact of the CARES Act, and at present expects that the NOL carryback provision of the CARES Act would result in a material cash benefit.
A reconciliation between the calculated tax provision (benefit) on income based on a U.S. federal statutory rate of 21.0% for the years ended January 30, 2021, February 1, 2020, and February 2, 2019, and the effective tax rate is as follows:

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
	(In thousands)
Calculated income tax provision at U.S. federal statutory rate	$(44,471)	$18,568	$22,790
State and local income taxes, net of federal benefit (1)	(12,447)	1,779	154
Foreign tax rate differential (2)	(5,791)	(5,019)	(3,801)
Non-deductible expenses	2,654	1,491	861
Excess tax detriment (benefit) related to stock compensation	2,051	(1,914)	(11,804)
U.S. transition taxes on deemed repatriation of foreign earnings	—	—	338
Revaluation of deferred tax assets and liabilities	—	—	(295)
Foreign withholding and state tax on unremitted earnings	—	—	(244)
Unrecognized tax benefits	1,150	1,304	1,092
Change in valuation allowance	(10)	(21)	(62)
Global intangible low-taxed income	7,815	836	1,033
Federal tax credits	(1,422)	(1,790)	(2,188)
CARES Act Carryback (3)	(20,954)	—	—
Other	32	(117)	(310)
Total provision (benefit) for income taxes	$(71,393)	$15,117	$7,564
(1) The total benefit from excess tax benefit related to stock compensation includes state tax (net of federal benefit) of $(0.5) million, $0.5 million, and $3.1 million for Fiscal 2020, Fiscal 2019, and Fiscal 2018, respectively.
(2) The foreign tax rate differential is due to the Company having a lower foreign effective tax rate as compared to its U.S. federal statutory tax rate of 21% for Fiscal 2020, Fiscal 2019, and Fiscal 2018. The Company has substantial operations in Hong Kong, which has lower statutory income tax rates as compared to the U.S. The Company’s foreign effective tax rates for Fiscal 2020, Fiscal 2019, and Fiscal 2018 were 7.7%, 13.2%, and 17.4%, respectively. This rate will fluctuate from year to year in response to changes in the mix of income by country as well as changes in foreign jurisdiction tax laws.
(3) The CARES Act permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. The Fiscal 2020 estimated tax loss of approximately $150 million is being carried back to earlier tax years when the corporate tax rate was 35% compared to the current corporate tax rate of 21%, resulting in a tax benefit of $21 million.
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

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The tax effects of temporary differences which give rise to deferred tax assets and liabilities are as follows:

	January 30, 2021	February 1, 2020
	(In thousands)
Noncurrent Assets:
Lease liabilities	86,241	115,409
ROU assets	(75,159)	(104,392)
Stock-based compensation	843	2,288
Reserves	16,302	8,994
Inventory	1,880	1,620
Property and equipment, net	(7,406)	(13,016)
Capitalized research and development, net	2,984	4,156
Tradenames and customer databases, net	(1,617)	(737)
Prepaid expenses	(817)	(735)
Foreign and state tax on unremitted earnings	(1,554)	(1,561)
Hedging transactions	—	(270)
Net operating loss carryforward	11,240	91
Tax Credits	10,581	2,010
Charitable Contributions	2,977	—
Valuation allowance	(916)	(916)
Total deferred tax asset, net	$45,579	$12,941

The Company has state NOL carryforwards of approximately $168.3 million which expire between five and twenty years, foreign NOL carryforwards of approximately $0.4 million which does not expire and $4.7 million which expires in twenty years.  The Company also has an Alternative Minimum Tax credit (“AMT”) in Puerto Rico of approximately $0.6 million, research tax credits of approximately $3.5 million, and other federal credits of approximately $6.5 million.
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
On December 22, 2017, the U.S. government passed the Tax Act. The Tax Act is a comprehensive tax legislation that implements complex changes to the U.S. tax code including, but not limited to, the reduction of the corporate tax rate from 35% to 21% and a move from a global tax regime to a modified territorial regime which requires U.S. companies to pay a mandatory one-time transition tax on historical offshore earnings that have not been repatriated to the U.S. The transition tax is payable over eight years. Included in the consolidated balance sheets under long-term liabilities is the transition tax payable of $14.9 million.
While the Company is no longer permanently reinvested to the extent earnings were subject to the transition tax under the Tax Act, no additional income taxes have been provided on any earnings subsequent to the transition or for any additional outside basis differences inherent in these entities, as these amounts continue to be permanently reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any additional outside basis differences in these entities (i.e., basis differences in excess of that subject to the one-time transition tax) is not practicable.  The unremitted foreign earnings earned subsequent to the transition tax, which are permanently reinvested, are approximately $129.3 million as of January 30, 2021.

Uncertain Tax Benefits

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tax positions are evaluated in a two-step process.  First, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination.  Second, if a tax position meets the more-likely-than-not recognition threshold, it is measured to determine the amount of benefit to recognize in the financial statements.  The tax position is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement.

A reconciliation of the gross amounts of unrecognized tax benefits, excluding accrued interest and penalties, is as follows:

	January 30, 2021	February 1, 2020
	(In thousands)
Beginning Balance	$6,655	$5,002
Additions for current year tax positions	1,256	1,399
Additions for prior year tax positions	120	270
Reductions for prior year tax positions	—	—
Reductions related to settlements with taxing authorities	—	(57)
Reductions due to a lapse of the applicable statute of limitations	—	—
Impact of foreign currency translation	29	41
Ending Balance	$8,060	$6,655
Approximately $7.9 million of unrecognized tax benefits, excluding accrued interest and penalties, at January 30, 2021 would affect the Company’s effective tax rate if recognized. The Company does not expect any material unrecognized tax benefits reversals in the next 12 months as a result of settlements with taxing authorities and statute of limitations expirations.
The Company accrued interest and penalties related to unrecognized tax benefits as part of the provision for income taxes. At January 30, 2021 and February 1, 2020, accrued interest and penalties included in unrecognized tax benefits were approximately $0.2 million and $0.1 million, respectively. Interest, penalties, and reversals thereof, net of taxes, was an expense of $0.1 million in Fiscal 2020 and $0.1 million in Fiscal 2019.
The Company is subject to tax in the U.S. and foreign jurisdictions, including Canada and Hong Kong. The Company, joined by its domestic subsidiaries, files a consolidated income tax return for federal income tax purposes. The Company is no longer subject to income tax examinations by U.S. federal, state and local or foreign tax authorities for fiscal tax years 2016 and prior, with the exception of Hong Kong which is open through fiscal tax year 2013 due to an ongoing tax examination.

14.    SEGMENT INFORMATION
In accordance with FASB ASC 280—Segment Reporting, the Company reports segment data based on geography: The Children’s Place U.S. and The Children’s Place International.  Each segment includes an e-commerce business located at www.childrensplace.com and www.gymboree.com. Included in The Children’s Place U.S. segment are the Company’s U.S. and Puerto Rico-based stores and revenue from the Company’s U.S.-based wholesale business. Included in The Children’s Place International segment are the Company’s Canadian-based stores, revenue from the Company’s Canadian wholesale business, and revenue from international franchisees. The Company measures its segment profitability based on operating income, defined as income before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales.  The assets related to these functions are not allocated.  The Company periodically reviews these allocations and adjusts them based upon changes in business circumstances.  Net sales from external customers are derived from merchandise sales, and the Company has no major customers that account for more than 10% of its net sales.  As of January 30, 2021, The Children’s Place U.S. had 648 stores and The Children’s Place International had 101 stores. As of February 1, 2020, The Children’s Place U.S. had 803 stores and The Children’s Place International had 121 stores.

The following tables provide segment level financial information for Fiscal 2020, Fiscal 2019, and Fiscal 2018:

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
	(In thousands)
Net sales:
The Children’s Place U.S.	$1,372,079	$1,671,165	$1,727,907
The Children’s Place International(1)	150,519	199,502	210,177
Total net sales	$1,522,598	$1,870,667	$1,938,084
Operating income (loss):
The Children’s Place U.S.	$(196,565)	$77,989	$86,983
The Children’s Place International	(3,350)	18,369	24,345
Total operating income (loss)	$(199,915)	$96,358	$111,328

Operating income (loss) as a percent of net sales:
The Children’s Place U.S.	-14.3%	4.7%	5.0%
The Children’s Place International	-2.2%	9.2%	11.6%
Total operating income (loss)	-13.1%	5.2%	5.7%
Depreciation and amortization:
The Children’s Place U.S.	$61,074	$67,416	$61,487
The Children’s Place International	5,331	7,372	7,397
Total depreciation and amortization	$66,405	$74,788	$68,884
Capital expenditures:
The Children’s Place U.S.	$29,955	$56,598	$67,476
The Children’s Place International	630	904	3,638
Total capital expenditures	$30,585	$57,502	$71,114
(1)Net sales from The Children’s Place International are primarily derived from revenues from Canadian operations. Our foreign subsidiaries, primarily in Canada, have operating results based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars.

	January 30, 2021	February 1, 2020
	(In thousands)
Total assets:
The Children’s Place U.S.	$1,054,339	$1,080,665
The Children’s Place International	85,788	100,732
Total assets	$1,140,127	$1,181,397

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Geographic Information
    The Company’s long-lived assets are located in the following countries:

	January 30, 2021	February 1, 2020
	(In thousands)
Long-lived assets(1):
United States	$521,304	$673,432
Canada	25,355	44,236
Asia	806	908
Total long-lived assets	$547,465	$718,576
____________________________________________
(1)The Company’s long-lived assets are comprised of net property and equipment, ROU assets, tradenames, and other assets.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

The Company accounts for all of its derivatives and hedging activity under FASB ASC 815—Derivatives and Hedging.

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

All derivative instruments are presented at gross fair value on the consolidated balance sheets within either prepaid expenses and other current assets or accrued expenses and other current liabilities. As of January 30, 2021, the Company did not have any open foreign exchange forward contracts. As of February 1, 2020, the Company had foreign exchange forward contracts with an aggregate notional amount of $9.6 million, and the fair value of the derivative instruments was an asset of $1.6 million. As these foreign exchange forward contracts were measured at fair value using observable market inputs such as forward rates, the Company’s credit risk, and our counterparties’ credit risks, they were classified within Level 2 of the fair value hierarchy. Cash settlements related to these forward contracts were recorded in cash flows from operating activities within the consolidated statements of cash flows.

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings within cost of sales (exclusive of depreciation and amortization) in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in earnings within selling, general, and administrative expenses, consistent with where the Company records realized and unrealized foreign currency gains and losses on transactions in foreign denominated currencies. There were no losses related to hedge ineffectiveness during Fiscal 2020. During Fiscal 2019, less than $0.1 million of the effective portion of the gain on the derivative was reclassified into earnings within cost of sales. As of February 1, 2020, the gross value related to hedges of these transactions in OCI was approximately $1.0 million. Changes in fair value associated with derivatives that were not designated and qualified as cash flow hedges were recognized in earnings within selling, general, and administrative expenses.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16.    QUARTERLY FINANCIAL DATA (UNAUDITED)
In the opinion of management, the unaudited consolidated financial statements presented below contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the Company’s financial position and results of operations and have been prepared in a manner consistent with the audited financial statements contained herein. Due to the seasonal nature of the Company’s business, the results of operations in any given interim period are not indicative of operating results for a full fiscal year. Results in Fiscal 2020 were significantly impacted by the COVID-19 pandemic, including the government mandated temporary closure of all of our stores for substantial periods of time during Fiscal 2020.
The following tables reflect quarterly consolidated statements of income for the periods indicated (unaudited):

	Fiscal Year Ended January 30, 2021
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except earnings per share)
Net sales	$255,207	$368,923	$425,571	$472,897
Gross profit (loss)	(19,673)	67,080	146,065	139,779
Selling, general, and administrative expenses	98,491	114,312	106,639	108,792
Asset impairment charges	37,091	544	294	598
Depreciation and amortization	17,888	16,708	15,809	16,000
Operating income (loss)	(173,143)	(64,484)	23,323	14,389
Income (loss) before provision for income taxes	(174,983)	(67,123)	20,060	10,288
Provision (benefit) for income taxes	(60,173)	(20,484)	6,740	2,524
Net income (loss)	$(114,810)	$(46,639)	$13,320	$7,764

Diluted (loss) earnings per share	$(7.86)	$(3.19)	$0.91	$0.53
Diluted weighted average common shares outstanding	14,611	14,634	14,643	14,769

	Fiscal Year Ended February 1, 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except earnings per share)
Net sales	$412,382	$420,470	$524,796	$513,019
Gross profit	151,976	138,846	198,125	166,358
Selling, general, and administrative expenses	128,006	116,417	120,514	113,183
Asset impairment charges	348	121	839	4,731
Other (income) costs	—	—	—	—
Depreciation and amortization	18,584	18,472	18,821	18,911
Operating income	5,038	3,836	57,951	29,533
Income before provision for income taxes	3,327	1,558	55,796	27,736
Provision (benefit) for income taxes	(1,163)	35	12,748	3,497
Net income	$4,490	$1,523	$43,048	$24,239

Diluted earnings per share	$0.28	$0.10	$2.77	$1.61
Diluted weighted average common shares outstanding	16,107	15,859	15,546	15,101

Cash dividends declared and paid per common share	$0.56	$0.56	$0.56	$0.56

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
The 401(k) Plan is available for all U.S. employees who have completed 90 days of service with the Company. Following guidance in IRS Notice 98-52 related to the design-based alternative, or “safe harbor,” 401(k) plan method, the Company modified its 401(k) Plan for Company match contributions for non-highly compensated associates, as defined in the Code. For non-highly compensated associates, the Company matches the first 3% of the participant’s contribution and 50% of the next 2% of the participant’s contribution, and the Company match contribution vests immediately. For highly compensated associates, the Company has the discretion to match the lesser of 50% of the participant’s contribution or 2.5% of the participant’s covered compensation and the Company match contribution vests over 5 years. Due to the COVID-19 pandemic, the Company suspended the Company's portion of the 401(k) match on June 1, 2020, which was subsequently reinstated on January 1, 2021. The Company’s matching contributions were approximately $1.4 million in Fiscal 2020, $3.5 million in Fiscal 2019, and $3.5 million in Fiscal 2018.
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
The Deferred Compensation Plan liability, excluding Company stock, at fair value, was approximately $2.2 million and $2.5 million at January 30, 2021 and February 1, 2020, respectively.  The value of the Deferred Compensation Plan assets was approximately $2.2 million and $2.5 million at January 30, 2021 and February 1, 2020, respectively.  Company stock was $3.2 million and $3.0 million at January 30, 2021 and February 1, 2020, respectively.
Other Plans
Under statutory requirements, the Company contributes to retirement plans for its Canadian, Puerto Rican, and Asian operations. Contributions under these plans were approximately $0.7 million, $0.7 million, and $0.8 million in Fiscal 2020, Fiscal 2019, and Fiscal 2018, respectively.

(a)(3)     Exhibits.

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of the Company dated May 31, 2016 filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on June 7, 2016 is incorporated by reference herein.
3.2	Sixth Amended and Restated By-Laws of the Company filed as Exhibit 3.2 to the registrant’s Form 8-K filed on June 7, 2016, is incorporated by reference herein.
4.1(1)	Form of Certificate for Common Stock of the Company filed as an exhibit to the registrant’s Registration Statement No. 333‑31535 on Form S-1, is incorporated by reference herein.
4.2(1)	Amended Form of Certificate for Common Stock of the Company filed as Exhibit 4.2 to the registrant’s Annual Report on Form 10-K for the period ended January 28, 2017, is incorporated by reference herein.
4.3	Description of capital stock of the Company filed as Exhibit 4.3 to the registrant’s Annual Report on Form 10-K for the period ended February 1, 2020, is incorporated by reference herein.
10.1	Lease Agreement as of August 12, 2003 between Orlando Corporation and The Children’s Place (Canada), LP, together with Indemnity Agreement as of August 12, 2003 between the Company and Orlando Corporation, together with Surrender of Lease as of August 12, 2003 between the Company and Orlando Corporation and Orion Properties Ltd. (Canadian Distribution Center) filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10‑Q for the period ended November 1, 2003, is incorporated by reference herein.
10.2	Form of Indemnity Agreement between the Company and certain members of management and the Board of Directors filed as Exhibit 10.7 to registrant’s Quarterly Report on Form 10-Q for the period ended August 2, 2008, is incorporated by reference herein.
10.3	Lease Agreement between The Children’s Place Services Company, LLC and 500 Plaza Drive Corp. effective as of March 12, 2009 (500 Plaza Drive), Secaucus, New Jersey filed as Exhibit 10.67 to the registrant’s Annual Report on Form 10-K for the period ended January 31, 2009, is incorporated by reference herein.
10.4	Guaranty between the Company and 500 Plaza Drive Corp. effective as of March 12, 2009 filed as Exhibit 10.68 to the registrant’s Annual Report on Form 10-K for the period ended January 31, 2009, is incorporated by reference herein.
10.5	The First Lease Modification Agreement, dated as of August 27, 2009, between The Children’s Place Services Company, LLC and 500 Plaza Drive Corp. filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 1, 2009, is incorporated by reference herein.
10.6	The Company Nonqualified Deferred Compensation Plan effective January 1, 2010 filed as Exhibit 10.82 to the registrant’s Annual Report on Form 10-K for the period ended January 30, 2010, is incorporated by reference herein.
10.7(*)	Amended and Restated Employment Agreement, dated as of March 28, 2011, by and between the Company and Jane T. Elfers filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2011, is incorporated by reference herein.
10.8(*)	Amendment No. 1 as of March 23, 2012 to Amended and Restated Employment Agreement dated as of March 28, 2011, by and between the Company and Jane T. Elfers filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the period ended January 28, 2012, is incorporated by reference herein.
10.9	Form of Amended and Restated Change in Control Agreement filed as Exhibit 10.41 to the registrant’s Annual Report on Form 10-K for the period ended January 29, 2011, is incorporated by reference herein.
10.10(*)	Employment Offer Letter, dated as of November 26, 2012, by and between the Company and Michael Scarpa filed as Exhibit 10.40 to the registrant’s Annual Report on Form 10-K for the period ended February 2, 2013, is incorporated by reference herein.
10.11	Agreement dated May 22, 2015, by and among The Children’s Place, Inc., Macellum SPV II, LP, Barington Companies Equity Partners, L.P., Jonathan Duskin, James A. Mitarotonda, certain of their affiliates listed on Schedule A to the Agreement, and Robert L. Mettler filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 29, 2015, is incorporated herein by reference.
10.12(*)	The Company Profit Sharing/401(k) Plan Adoption Agreement No.#001 for use with Fidelity Basic Plan Document No. 17 entered into by the Company and Fidelity Management Trust Company on September 11, 2015 as filed as Exhibit 10.28 to the registrant’s Annual Report on Form 10-K for the period ended January 30, 2016, is incorporated by reference herein.
10.13
The Children’s Place, Inc. Amended and Restated 2011 Equity Incentive Plan filed as Exhibit 4.3 to the registrant’s Registration Statement No. 333-238284 on Form S-8 filed on May 15, 2020, is incorporated by reference herein.

Exhibit	Description
10.14(*)	Form of Performance-Based Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Plan (Senior Vice President & above) filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the period ended May 5, 2018, is incorporated by reference herein.
10.15(*)	Form of Performance-Based Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Plan (below Senior Vice President) filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the period ended May 5, 2018, is incorporated by reference herein.
10.16(*)	Form of Performance-Based Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Plan (Senior Vice President & above) filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the period ended May 4, 2019, is incorporated by reference herein.
10.17(*)	Form of Performance-Based Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Plan (below Senior Vice President) filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the period ended May 4, 2019, is incorporated by reference herein.
10.18(*)	Letter Agreement dated February 13, 2019 between The Children’s Place Services Company, LLC and Claudia Lima-Guinehut filed as Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the period ended May 4, 2019, is incorporated by reference herein.
10.19(*)
Letter Agreement dated May 25, 2020 between The Children’s Place Services Company, LLC and Leah Swan filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the period ended May 2, 2020, is incorporated by reference herein.

10.20(*)
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

First Amendment to Amended and Restated Credit Agreement, dated April 24, 2020, by and among the Company and The Children's Place Services Company, LLC, as borrowers, The Children's Place (International), LLC, The Children's Place Canada Holdings, Inc., the childrensplace.com, inc., TCP IH II, LLC, TCP International IP Holdings, LLC and TCP International Product Holdings, LLC, as guarantors, Wells Fargo Bank, National Association (successor by merger to Wells Fargo Retail Finance, LLC), as Administrative Agent and Collateral Agent, L/C Issuer, Swing Line Lender and as a lender and HSBC Bank USA, N.A. and JPMorgan Chase Bank, N.A., as lenders, filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the period ended May 2, 2020, is incorporated by reference herein.

Joinder and Second Amendment to Amended and Restated Credit Agreement and Other Loan Documents, dated as of October 5, 2020, among the Company, the Borrowers identified on Schedule I thereto, TCP Brands, LLC, TCP Investment Canada I Corp., collectively, the New Guarantors, the Guarantors identified on Schedule II thereto, the Lenders and Wells Fargo Bank, National Association (successor by merger to Wells Fargo Retail Finance, LLC), as Administrative Agent and Collateral Agent, L/C Issuer, Swing Line Lender and as a lender, filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on October 6, 2020, is incorporated by reference herein.

10.21	Asset Purchase Agreement, dated March 1, 2019, by and among TCP Brands, LLC, as buyer, and Gymboree Group, Inc. and its subsidiaries, as sellers, filed as Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q for the period ended May 4, 2019, is incorporated by reference herein.
10.22
Credit Agreement, dated as of October 5, 2020, among the Company, the Borrowers, the Guarantors, the Lenders and Crystal Financial LLC, as Administrative Agent and Collateral Agent, filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on October 6, 2020, is incorporated by reference herein.

10.23(*)	Form of Performance-Based Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Plan (Senior Vice President & above), filed as Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the period ended May 2, 2020, is incorporated by reference herein.
10.24(+)	The Fifth Lease Modification Agreement, dated as of January 29, 2021, by and between The Children’s Place Services Company, LLC and Hancock S-REIT SECA LLC.
10.25(+)(*)	Form of Performance-Based Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Plan (Senior Vice President & above).
10.26(+)(*)	Letter Agreement dated January 26, 2021 between The Children’s Place Services Company, LLC and Michael Scarpa.
10.27(+)(*)	Letter Agreement dated February 16, 2021 between The Children’s Place Services Company, LLC and Robert Helm.
21.1(+)	Subsidiaries of the Company.

Exhibit	Description
23.1(+)	Consent of Independent Registered Public Accounting Firm Ernst & Young, LLP.
31.1(+)	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2(+)	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32(+)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
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
March 29, 2021

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Norman Matthews	Chairman of the Board	March 29, 2021
Norman Matthews

/S/ Jane T. Elfers	Director, Chief Executive Officer and President	March 29, 2021
Jane T. Elfers	(Principal Executive Officer)

/S/ Michael Scarpa	Chief Financial Officer	March 29, 2021
Michael Scarpa	(Principal Financial Officer)

/S/ Robert Helm	Senior Vice President, Finance and Inventory Management	March 29, 2021
Robert Helm	(Principal Accounting Officer)

/S/ Joseph Alutto	Director	March 29, 2021
Joseph Alutto

/S/ John E. Bachman	Director	March 29, 2021
John E. Bachman

/S/ Marla Malcolm Beck	Director	March 29, 2021
Marla Malcolm Beck

/S/ Elizabeth Boland	Director	March 29, 2021
Elizabeth Boland

/S/ Tracey Griffin	Director	March 29, 2021
Tracey Griffin

/S/ Joseph Gromek	Director	March 29, 2021
Joseph Gromek

/S/ Robert Mettler	Director	March 29, 2021
Robert Mettler

/S/ Debby Reiner	Director	March 29, 2021
Debby Reiner