Form 10-Q
period 2021-05-01
Childrens Place, Inc.
filed 2021-06-03
CIK 1041859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
 FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2021

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

The number of shares outstanding of the registrant’s common stock with a par value of $0.10 per share, as of May 28, 2021 was 14,666,938 shares.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MAY 1, 2021

PART I. FINANCIAL INFORMATION

Item 1.CONSOLIDATED FINANCIAL STATEMENTS

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	May 1, 2021	January 30, 2021	May 2, 2020
	(unaudited)		(unaudited)
	(in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$65,376	$63,548	$71,751
Accounts receivable	42,619	39,534	37,173
Inventories	417,808	388,141	335,795
Prepaid expenses and other current assets	50,594	55,860	23,521
Total current assets	576,397	547,083	468,240
Long-term assets:
Property and equipment, net	172,090	181,801	212,011
Right-of-use assets	260,919	283,624	349,646
Tradenames, net	72,292	72,492	73,090
Deferred income taxes	37,433	45,579	68,573
Other assets	8,536	9,548	13,376
Total assets	$1,127,667	$1,140,127	$1,184,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Revolving loan	$196,893	$169,778	$234,554
Accounts payable	228,149	252,124	263,984
Current lease liabilities	129,070	174,585	150,463
Income taxes payable	6,418	5,508	2,629
Accrued expenses and other current liabilities	112,904	116,504	107,370
Total current liabilities	673,434	718,499	759,000
Long-term liabilities:
Long-term debt	74,526	75,346	—
Long-term lease liabilities	195,435	214,173	281,839
Other tax liabilities	6,323	6,304	6,800
Income taxes payable	14,939	14,939	17,589
Other long-term liabilities	18,000	17,489	14,673
Total liabilities	982,657	1,046,750	1,079,901
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—	—
Common stock, $0.10 par value, 100,000 shares authorized; 14,693, 14,641, and 14,581 issued; 14,635, 14,584, and 14,529 outstanding	1,469	1,464	1,458
Additional paid-in capital	155,908	148,519	135,328
Treasury stock, at cost (58, 57, and 52)	(3,234)	(3,164)	(3,025)
Deferred compensation	3,234	3,164	3,025
Accumulated other comprehensive loss	(12,930)	(13,816)	(14,913)
Retained earnings (deficit)	563	(42,790)	(16,838)
Total stockholders’ equity	145,010	93,377	105,035
Total liabilities and stockholders’ equity	$1,127,667	$1,140,127	$1,184,936
See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
	(in thousands, except earnings per share)
Net sales	$435,481	$255,207
Cost of sales (exclusive of depreciation and amortization)	247,275	274,880
Gross profit (loss)	188,206	(19,673)
Selling, general, and administrative expenses	106,738	98,491
Depreciation and amortization	15,561	17,888
Asset impairment charges	—	37,091
Operating income (loss)	65,907	(173,143)
Interest expense	(4,414)	(1,889)
Interest income	3	49
Income (loss) before benefit for income taxes	61,496	(174,983)
Provision (benefit) for income taxes	16,291	(60,173)
Net income (loss)	$45,205	$(114,810)

Earnings (loss) per common share
Basic	$3.08	$(7.86)
Diluted	$3.01	$(7.86)

Weighted average common shares outstanding
Basic	14,670	14,611
Diluted	15,002	14,611

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
	(in thousands)
Net income (loss)	$45,205	$(114,810)
Other comprehensive income (loss):
Foreign currency translation adjustment	886	(1,523)
Change in fair value of cash flow hedges, net of income taxes	—	155
Other comprehensive income (loss)	886	(1,368)
Total comprehensive income (loss)	$46,091	$(116,178)

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

Thirteen Weeks Ended May 1, 2021
						Accumulated
			Additional		Retained	Other			Total
	Common Stock		Paid-In	Deferred	Earnings	Comprehensive	Treasury Stock		Stockholders’
(in thousands, except dividends per share)	Shares	Amount	Capital	Compensation	(Deficit)	Income (Loss)	Shares	Value	Equity
BALANCE, January 30, 2021	14,641	$1,464	$148,519	$3,165	$(42,790)	$(13,816)	(57)	$(3,165)	$93,377
Vesting of stock awards	81	8	(8)						—
Stock-based compensation			7,916						7,916
Purchase and retirement of shares	(29)	(3)	(519)		(1,852)				(2,374)
Change in cumulative translation adjustment						886			886
Deferral of common stock into deferred compensation plan				69			(1)	(69)	—
Net income (loss)					45,205				45,205
BALANCE, May 1, 2021	14,693	$1,469	$155,908	$3,234	$563	$(12,930)	(58)	$(3,234)	$145,010

Thirteen Weeks Ended May 2, 2020
						Accumulated
			Additional		Retained	Other			Total
	Common Stock		Paid-In	Deferred	Earnings	Comprehensive	Treasury Stock		Stockholders’
(in thousands, except dividends per share)	Shares	Amount	Capital	Compensation	(Deficit)	Income (Loss)	Shares	Value	Equity
BALANCE, February 1, 2020	14,762	$1,476	$139,041	$2,956	$108,215	$(13,545)	(51)	$(2,956)	$235,187
Vesting of stock awards	81	8	(8)						—
Stock-based compensation			585						585
Purchase and retirement of shares	(262)	(26)	(4,290)		(10,243)				(14,559)
Change in cumulative translation adjustment						(1,523)			(1,523)
Change in fair value of cash flow hedges, net of income taxes						155			155
Deferral of common stock into deferred compensation plan				69			(1)	(69)	—
Net income (loss)					(114,810)				(114,810)
BALANCE, May 2. 2020	14,581	$1,458	$135,328	$3,025	$(16,838)	$(14,913)	(52)	$(3,025)	$105,035

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$45,205	$(114,810)
Reconciliation of net income (loss) to net cash used in operating activities:
Non-cash portion of operating lease expense	26,659	29,365
Depreciation and amortization	15,561	17,888
Non-cash stock-based compensation	7,916	585
Deferred income tax (benefit)	8,389	(55,656)
Asset impairment charges	—	37,091
Other non-cash changes, net	389	58
Changes in operating assets and liabilities:
Inventories	(29,689)	(8,629)
Accounts receivable and other assets	(2,080)	(3,508)
Prepaid expenses and other current assets	623	3,511
Income taxes payable, net of prepayments	8,347	(8,858)
Accounts payable and other current liabilities	(30,085)	69,307
Other long-term liabilities	506	5,024
Lease liabilities	(68,303)	(11,819)
Net cash used in operating activities	(16,562)	(40,451)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,726)	(5,733)
Change in deferred compensation plan	18	121
Net cash used in investing activities	(6,708)	(5,612)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase and retirement of common stock, including shares surrendered for tax withholdings and transaction costs	(2,374)	(14,559)
Borrowings under revolving credit facility	192,415	134,130
Repayments under revolving credit facility	(165,300)	(70,384)
Payment of debt issuance costs	(291)	—
Net cash provided by financing activities	24,450	49,187
Effect of exchange rate changes on cash and cash equivalents	648	140
Net increase in cash and cash equivalents	1,828	3,264
Cash and cash equivalents, beginning of period	63,548	68,487
Cash and cash equivalents, end of period	$65,376	$71,751

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
	(in thousands)
OTHER CASH FLOW INFORMATION:
Net cash paid during the period for income taxes	$210	$4,676
Cash paid during the period for interest	4,123	1,702
Increase (decrease) in accrued capital expenditures	(1,547)	(1,093)

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
The Company classifies its business into two segments: The Children’s Place U.S. and The Children’s Place International. Included in The Children’s Place U.S. segment are the Company’s U.S. and Puerto Rico-based stores and revenue from its U.S.-based wholesale business. Included in The Children’s Place International segment are its Canadian-based stores, revenue from the Company’s Canadian-based wholesale business, as well as revenue from international franchisees. Each segment includes an e-commerce business located at www.childrensplace.com and www.gymboree.com.
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of May 1, 2021 and May 2, 2020, the results of its consolidated operations for the thirteen weeks ended May 1, 2021 and May 2, 2020, consolidated comprehensive income (loss) for the thirteen weeks ended May 1, 2021 and May 2, 2020, consolidated cash flows for the thirteen weeks ended May 1, 2021 and May 2, 2020, and consolidated stockholders’ equity for the thirteen weeks ended May 1, 2021 and May 2, 2020. The consolidated financial position as of January 30, 2021 was derived from audited financial statements. Due to the seasonal nature of the Company’s business, the results of operations for the thirteen weeks ended May 1, 2021 and May 2, 2020 are not necessarily indicative of operating results for a full fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2021.
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
Terms that are commonly used in the Company’s notes to consolidated financial statements are defined as follows:
•First Quarter 2021 — The thirteen weeks ended May 1, 2021
•First Quarter 2020 — The thirteen weeks ended May 2, 2020
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
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated. As of May 1, 2021 and May 2, 2020, the Company did not have any investments in unconsolidated affiliates. FASB ASC 810—Consolidation is considered when determining whether an entity is subject to consolidation.
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
Reclassifications
Certain reclassifications have been made to prior periods' financial statements to conform to the current period's presentation.
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
The Company reviews all stores that have reached comparable sales status, or sooner if circumstances should dictate, on at least an annual basis. The Company believes waiting this period of time allows a store to reach a maturity level where a more comprehensive analysis of financial performance can be performed. For each store that shows indications of impairment, the Company performs a recoverability test comparing estimated undiscounted future cash flows to the carrying value of the related long-lived assets. If the undiscounted cash flows are less than the related net book value of the long-lived assets, they are written down to their fair market value. The Company primarily uses discounted future cash flows directly associated with those assets to determine fair market value of long-lived assets and right-of-use (“ROU”) assets. In evaluating future cash flows, the Company considers external and internal factors. External factors comprise the local environment in which the store resides, including mall traffic, competition, and their effect on sales trends, as well as macroeconomic factors, such as global pandemics. Internal factors include the Company’s ability to gauge the fashion taste of its customers, control variable costs such as cost of sales and payroll, and in certain cases, its ability to renegotiate lease costs.
Stock-based Compensation
The Company generally grants time-vesting stock awards (“Deferred Awards”) and performance-based stock awards (“Performance Awards”) to employees at management levels. The Company also grants Deferred Awards to its non-employee directors. Deferred Awards are granted in the form of restricted stock units that require each recipient to complete a service period. Deferred Awards generally vest ratably over three years, except for those granted to non-employee directors, which generally vest after one year. Performance Awards are granted in the form of restricted stock units which have performance criteria that must be achieved for the awards to vest (the “Target Shares”) in addition to a service period requirement. For Performance Awards, an employee may earn from 0% to 300% of their Target Shares based on the Company’s achievement of certain performance goals established at the beginning of the applicable performance period. The Performance Awards cliff vest, if earned, after completion of the applicable performance period, which is generally three years. The fair value of these Performance Awards granted is based on the closing price of our common stock on the grant date.
Stock-based compensation expense is recognized ratably over the related service period, reduced for estimated forfeitures of those awards not expected to vest due to employee turnover. Stock-based compensation expense, as it relates to Performance Awards, is also adjusted based on the probability that the performance criteria will be achieved.
Deferred Compensation Plan
The Company has a deferred compensation plan (the “Deferred Compensation Plan”), which is a nonqualified plan, for eligible senior level employees. Under the Deferred Compensation Plan, a participant may elect to defer up to 80% of his or her base salary and/or up to 100% of his or her bonus to be earned for the year following the year in which the deferral election is made. The Deferred Compensation Plan also permits members of the Board of Directors to elect to defer payment of all or a portion of their retainer and other fees to be earned for the year following the year in which a deferral election is made. In addition, eligible employees and directors of the Company may also elect to defer payment of any shares of Company stock that are earned with respect to stock-based awards. Directors may elect to have all or a certain portion of their fees earned for their service on the Board invested in shares of the Company’s common stock. Such elections are irrevocable. The Company is not required to contribute to the Deferred Compensation Plan, but at its sole discretion, can make additional contributions on behalf of the participants. Deferred amounts are not subject to forfeiture and are deemed invested among investment funds offered under the Deferred Compensation Plan, as directed by each participant. Payments of deferred amounts (as adjusted for earnings and losses) are payable following separation from service or at a date or dates elected by the participant at the time the deferral is elected. Payments of deferred amounts are generally made in either a lump sum or in annual installments over a period not exceeding 15 years. All deferred amounts are payable in the form in which they were made, except for Board of Directors fees invested in shares of the Company’s common stock, which will be settled in shares of Company common stock. Earlier distributions are not permitted except in the case of an unforeseen hardship.
The Company has established a rabbi trust that serves as an investment to shadow the Deferred Compensation Plan liability. The assets of the rabbi trust are general assets of the Company and, as such, would be subject to the claims of creditors in the event of bankruptcy or insolvency. Investments of the rabbi trust consist of mutual funds and Company common stock. The Deferred Compensation Plan liability, excluding Company common stock, is included within other long-term liabilities, and changes in the balance, except those relating to payments, are recognized as compensation expense within selling, general, and administrative expenses. The value of the mutual funds is included in other assets and related earnings and losses are recognized as investment income or loss, which is included within selling, general, and administrative expenses. Company stock deferrals are included within the equity section of the Company’s consolidated balance sheet as treasury stock and as a deferred compensation liability. Deferred stock is recorded at fair market value at the time of deferral, and any subsequent changes in fair market value are not recognized.
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
This topic defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a three-level hierarchy, which encourages an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of the hierarchy are defined as follows:
•Level 1 - inputs to the valuation techniques that are quoted prices in active markets for identical assets or liabilities
•Level 2 - inputs to the valuation techniques that are other than quoted prices, but are observable for the assets or liabilities, either directly or indirectly
•Level 3 - inputs to the valuation techniques that are unobservable for the assets or liabilities
The Company’s cash and cash equivalents, accounts receivable, assets of the Company’s Deferred Compensation Plan, accounts payable, and revolving loan are all short-term in nature. As such, their carrying amounts approximate fair value and fall within Level 1 of the fair value hierarchy. The Company stock included in the Deferred Compensation Plan is not subject to fair value measurement.
The Company’s derivative assets and liabilities include foreign exchange forward contracts that are measured at fair value using observable market inputs such as forward rates, our credit risk, and our counterparties’ credit risks. Based on these inputs, our derivative assets and liabilities are classified within Level 2 of the fair value hierarchy.

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
Recently Issued Accounting Standards
Adopted in Fiscal 2021
In December 2019, the FASB issued guidance related to the accounting for income taxes. The guidance aims to simplify the accounting for income taxes by removing certain exceptions to the general principles within the current guidance and by clarifying and amending the current guidance. The guidance is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2020. We adopted this guidance in the First Quarter 2021. This adoption did not have a material impact on our consolidated financial statements.
2. REVENUES
Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
The following table presents our revenues disaggregated by geography:

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
Net sales:	(in thousands)
South	$165,738	$97,936
Northeast	95,022	51,830
West	62,223	37,262
Midwest	60,804	37,233
International and other	51,694	30,946
Total net sales	$435,481	$255,207

The Company recognizes revenue, including shipping and handling fees billed to customers, upon purchase at the Company’s retail stores or when received by the customer if the product was purchased via e-commerce, net of coupon redemptions and anticipated sales returns. The Company deferred approximately $6.7 million and $15.1 million as of May 1, 2021 and May 2, 2020, respectively, based upon estimated time of delivery, at which point control passes to the customer, and is recorded in accrued expenses and other current liabilities. Sales tax collected from customers is excluded from revenue.
For the sale of goods with a right of return, the Company recognizes revenue for the consideration it expects to be entitled to and calculates an allowance for estimated sales returns based upon the Company’s sales return experience. Adjustments to the allowance for estimated sales returns in subsequent periods are generally not material based on historical data, thereby reducing the uncertainty inherent in such estimates. The allowance for estimated sales returns, which is recorded in accrued expenses and other current liabilities, was approximately $1.7 million and $1.1 million as of May 1, 2021 and May 2, 2020, respectively.
The Company’s private label credit card is issued to our customers for use exclusively at The Children’s Place stores and online at www.childrensplace.com and www.gymboree.com, and credit is extended to such customers by a third-party financial institution on a non-recourse basis to the Company. The private label credit card includes multiple performance obligations for the Company, including marketing and promoting the program on behalf of the bank and the operation of the loyalty rewards program. Included in the agreement with the third-party financial institution was an upfront bonus paid to the Company. The upfront bonus is recognized as revenue and allocated between brand and reward obligations. As the license of the Company’s brand is the predominant item in the performance obligation, the amount allocated to the brand obligation is recognized on a straight-line basis over the initial term. The amount allocated to the reward obligation is recognized on a point-in-time basis as redemptions under the loyalty program occur.
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
The Company has a points-based customer loyalty program in which customers earn points based on purchases and other promotional activities. These points can be redeemed for coupons to discount future purchases. A contract liability is estimated based on the standalone selling price of benefits earned by customers through the program and the related redemption experience under the program. The value of each point earned is recorded as deferred revenue and is included within accrued expenses and other current liabilities. The total contract liabilities related to this program were $4.3 million and $2.1 million as of May 1, 2021 and May 2, 2020, respectively.
The Company’s policy with respect to gift cards is to record revenue as and when the gift cards are redeemed for merchandise. The Company recognizes gift card breakage income in proportion to the pattern of rights exercised by the customer when the Company expects to be entitled to breakage and the Company determines that it does not have a legal obligation to remit the value of the unredeemed gift card to the relevant jurisdiction as unclaimed or abandoned property and is recorded within net sales. Prior to their redemption, gift cards are recorded as a liability, included within accrued expenses and other current liabilities. The total contract liability related to gift cards issued was $12.7 million and $14.9 million as of May 1, 2021 and May 2, 2020, respectively. The liability is estimated based on expected breakage that considers historical patterns of redemption. The following table provides the reconciliation of the contract liability related to gift cards:

Contract Liability
(in thousands)
Balance at January 30, 2021	$13,634
Gift cards sold	4,727
Gift cards redeemed	(5,048)
Gift card breakage	(596)
Balance at May 1, 2021	$12,717
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

3. LEASES
The Company has operating leases for retail stores, corporate offices, distribution facilities, and certain equipment. Our leases have remaining lease terms ranging from less than 1 year up to 9 years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the lease early.
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
The Company has made an accounting policy election by class of underlying asset to not apply the recognition requirements of FASB ASC 842—Leases (“Topic 842”) to leases with an initial term of 12 months or less. Leases with an initial lease term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term.

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
As of the periods presented, the Company’s finance leases were not material to the consolidated balance sheets, consolidated statements of operations, or consolidated statements of cash flows.
The Company has certain lease agreements structured with both a fixed base rent and a contingent rent based on a percentage of sales over contractual levels, others with only contingent rent based on a percentage of sales, and some with a fixed base rent adjusted periodically for inflation or changes in fair market value of the underlying real estate. Contingent rent is recognized as sales occur. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The Company records all occupancy costs in cost of sales, except administrative office buildings, which are recorded in selling, general, and administrative expenses.
In April 2020, the FASB staff released guidance regarding rent concessions related to the effects of the COVID-19 pandemic to allow for a temporary practical expedient (the “COVID-19 expedient”) to account for rent concessions as though enforceable rights and obligations for those concessions existed in the lease agreements. The election is available for concessions related to the effects of the COVID-19 pandemic that result in the total payments required by the modified contract being substantially the same as or less than total payments required by the original contract.
Upon the temporary closure of the Company’s store fleet in March 2020, the Company began negotiating for concessions of certain rent payments for the time the stores were impacted. While the large majority of our stores have reopened, these discussions and negotiations have remained ongoing and are expected to be substantially completed by the end of Second Quarter 2021 as the Company’s operations continue to be impacted by the COVID-19 pandemic. For the lease concessions that have been agreed upon and executed, the Company did not reassess each existing contract to determine whether enforceable rights and obligations for concessions existed and elected not to apply the lease modification guidance in ASC 842 to those contracts that shared similar characteristics. Rather, the Company accounts for COVID-19 lease concessions as reductions to variable lease cost.
The following components of lease expense are included in the Company’s consolidated statements of operations.

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
	(in thousands)
Operating lease cost	$25,758	$40,152
Variable lease cost (1)	3,374	11,133
Total lease cost	$29,132	$51,285
____________________________________________
(1) Includes short term leases with lease periods of less than 12 months as well as lease abatements accounted for as reductions to variable lease costs under the COVID-19 expedient of approximately $8.0 million during the First Quarter 2021.

As of May 1, 2021, the weighted-average remaining operating lease term was 4.3 years, and the weighted-average discount rate for operating leases was 5.25%.
Cash paid for amounts included in the measurement of operating lease liabilities during the First Quarter 2021 was approximately $68.3 million.
ROU assets obtained in exchange for new operating lease liabilities were approximately $5.0 million during the First Quarter 2021.

As of May 1, 2021, the maturities of lease liabilities were as follows:

May 1, 2021
(in thousands)
Remainder of 2021	$115,443
2022	75,101
2023	49,940
2024	28,330
2025	18,877
Thereafter	53,001
Total lease payments (1)	$340,692
Less: imputed interest	$(16,185)
Present value of lease liabilities	$324,507
____________________________________________
(1)For leases in which the Company applied the COVID-19 expedient, it did not remeasure its ROU assets and lease liabilities for rent concessions specific to Fiscal 2021 and beyond. These amounts will be recognized as variable rent costs in future periods in the amount of $26.9 million.

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
The Company’s intangible assets include both indefinite and finite assets. Intangible assets with indefinite lives consist primarily of trademarks and acquired trade names, which are tested for impairment annually or whenever circumstances indicate that a decline in value may have occurred. The Company estimates the fair value of these intangible assets based on an income approach using the relief-from-royalty method. The Company’s finite-lived intangible assets consist primarily of customer lists and other acquisition-related assets. Finite-lived intangible assets are amortized over their estimated useful economic lives and are reviewed for impairment when factors indicate that an impairment may have occurred. The Company recognizes an impairment charge when the estimated fair value of the intangible asset is less than its carrying value.
The Company’s intangible assets were as follows:

		May 1, 2021			January 30, 2021
	Useful life	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount
		(in thousands)
Gymboree tradename(1)	Indefinite	$69,953	$—	$69,953	$69,953	$—	$69,953
Crazy 8 tradename(1)	5 years	4,000	(1,661)	2,339	4,000	(1,461)	2,539
Customer databases(2)	3 years	3,000	(2,077)	923	3,000	(1,827)	1,173
Total intangibles, net		$76,953	$(3,738)	$73,215	$76,953	$(3,288)	$73,665

		May 2, 2020
	Useful life	Gross amount	Accumulated amortization	Net amount
		(in thousands)
Gymboree tradename(1)	Indefinite	$69,953	$—	$69,953
Crazy 8 tradename(1)	5 years	4,000	(863)	3,137
Customer databases(2)	3 years	3,000	(1,077)	1,923
Total intangibles, net		$76,953	$(1,940)	$75,013

____________________________________________
(1)Included within Tradenames, net in the consolidated balance sheets.
(2)Included within Other assets in the consolidated balance sheets.

5. STOCKHOLDERS’ EQUITY
Share Repurchase Program
In March 2018, the Board of Directors authorized a $250 million share repurchase program (the “2018 Share Repurchase Program”). As of May 1, 2021, there was approximately $90.6 million remaining on the 2018 Share Repurchase Program. Under this program, the Company may repurchase shares on the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under a program will depend on a variety of factors, including price, corporate and regulatory requirements, and other market and business conditions. The Company may suspend or discontinue the program at any time and may thereafter reinstitute purchases, all without prior announcement. In March 2020, the Company suspended share repurchases, other than to satisfy withholding tax requirements of equity award recipients, due to the COVID-19 pandemic.
Pursuant to the Company’s practice, including due to restrictions imposed by the Company’s insider trading policy during black-out periods, the Company withholds and repurchases shares of vesting stock awards and makes payments to taxing authorities as required by law to satisfy the withholding tax requirements of all equity award recipients. The Company’s payment of the withholding taxes in exchange for the surrendered shares constitutes a repurchase of its common stock. The Company also acquires shares of its common stock in conjunction with liabilities owed under the Company’s Deferred Compensation Plan, which are held in treasury.
The following table summarizes the Company’s share repurchases:

	Thirteen Weeks Ended
	May 1, 2021		May 2, 2020
	Shares	Value	Shares	Value
	(in thousands)
Share repurchases related to:
2018 Share Repurchase Program	29	$2,374	262	$14,559
Shares acquired and held in treasury under Deferred Compensation Plan	0.9	$69	1.1	$69

In accordance with the FASB ASC 505—Equity, the par value of the shares retired is charged against common stock and the remaining purchase price is allocated between additional paid-in capital and retained earnings. The portion charged against additional paid-in capital is determined using a pro-rata allocation based on total shares outstanding. Related to all shares retired during the First Quarter 2021 and the First Quarter 2020, approximately $1.9 million and $10.2 million, respectively, was charged to retained earnings.
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

6. STOCK-BASED COMPENSATION
The following table summarizes the Company’s stock-based compensation expense:

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
	(in thousands)
Deferred Awards	$3,579	$4,314
Performance Awards	4,337	(3,729)
Total stock-based compensation expense (1)	$7,916	$585
____________________________________________
(1)A portion of stock-based compensation is included in cost of sales. Approximately $1.0 million and $0.1 million during the First Quarter 2021 and the First Quarter 2020, respectively, were included in cost of sales. All other stock-based compensation is included in selling, general, and administrative expenses.
Changes in the Company’s Unvested Stock Awards During First Quarter 2021
Deferred Awards

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested Deferred Awards, beginning of period	550	$55.43
Granted	100	69.75
Vested	(60)	74.99
Forfeited	(1)	111.24
Unvested Deferred Awards, end of period	589	$55.73

Total unrecognized stock-based compensation expense related to unvested Deferred Awards approximated $19.8 million as of May 1, 2021, which will be recognized over a weighted average period of approximately 2.1 years.
Performance Awards

	Number of Shares (1)	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested Performance Awards, beginning of period	350	$74.37
Granted	144	73.73
Shares earned in excess of (below) target	(13)	45.48
Vested shares, including shares earned	(20)	77.86
Unvested Performance Awards, at end of period	461	$74.81
____________________________________________
(1)For those awards in which the performance period is complete, the number of unvested shares is based on actual shares that will vest upon completion of the service period.
For those awards in which the performance period is not yet complete, the number of unvested shares in the table above is based on the participants earning their Target Shares at 100%. However, the cumulative expense recognized reflects changes in the probability that the performance criteria will be achieved as they occur. Based on the current number of Performance Awards expected to be earned, total unrecognized stock-based compensation expense related to unvested Performance Awards approximated $17.0 million as of May 1, 2021, which will be recognized over a weighted average period of approximately 2.3 years.

7. EARNINGS PER COMMON SHARE
The following table reconciles net income (loss) and share amounts utilized to calculate basic and diluted earnings (loss) per common share:

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
	(in thousands)
Net income (loss)	$45,205	$(114,810)

Basic weighted average common shares	14,670	14,611
Dilutive effect of stock awards	332	—
Diluted weighted average common shares	15,002	14,611

8. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consist of the following:

	May 1, 2021	January 30, 2021	May 2, 2020
	(in thousands)
Property and equipment:
Land and land improvements	$3,403	$3,403	$3,403
Building and improvements	36,045	36,133	35,927
Material handling equipment	58,209	58,034	56,475
Leasehold improvements	213,672	216,989	270,988
Store fixtures and equipment	223,546	226,404	269,237
Capitalized software	299,966	296,967	287,918
Construction in progress	16,862	15,211	14,845
	851,703	853,141	938,793
Less accumulated depreciation and amortization	(679,613)	(671,340)	(726,782)
Property and equipment, net	$172,090	$181,801	$212,011

At May 1, 2021, the Company reviewed its store related long-lived assets for indicators of impairment, and performed a recoverability test if indicators were identified. Based on the results of the analysis performed, the Company was not required to record an asset impairment charge for the First Quarter 2021.
At May 2, 2020, the Company performed impairment testing on 920 stores with a total net book value of approximately $65.0 million, as the Company experienced varying degrees of business disruptions and periods of store closures or reduced operating hours as a result of the pandemic. During the First Quarter 2020, the Company recorded asset impairment charges of $37.1 million, including approximately $19.2 million related to fixed assets and approximately $17.9 million related to ROU assets recorded in connection with Topic 842, primarily for 412 stores.

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
The ABL Credit Facility, which expires in May 2024, consists of a $360 million asset-based revolving credit facility that was increased from $325 million as a result of finalizing an amendment with the Lenders on April 24, 2020 to secure the Company an additional $35 million available under the accordion feature for a period of one year. The ABL Credit Facility includes a $25 million Canadian sublimit and a $50 million sublimit for standby and documentary letters of credit. On October

5, 2020, the Company further amended the ABL Credit Facility to provide for certain changes that permitted the issuance of an $80 million term loan (the “Term Loan”) on that date and align certain terms of the ABL Credit Facility to those of the Term Loan. The Term Loan is discussed in more detail below. On April 23, 2021, the Company and its Lenders extended the $35 million of additional availability for an additional year until April 23, 2022.
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
As of May 1, 2021 the Company has capitalized an aggregate of approximately $6.2 million in deferred financing costs related to the ABL Credit Facility. The unamortized balance of deferred financing costs as of May 1, 2021 was approximately $1.3 million. Unamortized deferred financing costs are amortized over the remaining term of the ABL Credit Facility.
The table below presents the components of the Company’s ABL Credit Facility:

	May 1, 2021	January 30, 2021	May 2, 2020
	(in millions)
Credit facility maximum	$360.0	$360.0	$360.0
Borrowing base (1)	330.4	282.2	329.1

Outstanding borrowings	196.9	169.8	234.6
Letters of credit outstanding—standby	7.4	8.2	6.2
Utilization of credit facility at end of period	204.3	178.0	240.7

Availability (2)	$126.1	$104.2	$88.4

Interest rate at end of period	4.0%	4.2%	3.4%

	First Quarter 2021	Fiscal 2019	First Quarter 2020
Average end of day loan balance during the period	$210.3	$216.2	$237.2
Highest end of day loan balance during the period	260.6	275.6	272.2
Average interest rate	4.0%	3.8%	3.1%
____________________________________________

(1)Lower of the credit facility maximum or the total borrowing base collateral.
(2)The sub-limit availability for letters of credit was $42.6 million at May 1, 2021, $41.8 million at January 30, 2021, and $43.8 million at May 2, 2020.

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
The Term Loan: (i) matures on the earlier of October 5, 2025 or the maturity date under the ABL Credit Facility, currently in May 2024; (ii) bears interest, payable monthly, at the greater of (a) the three month LIBOR Rate published in the Wall Street Journal, and (b) 1.00%, plus 7.75% or 8.00% depending on the average excess availability of credit under the ABL Credit Facility, adjusted quarterly; and (iii) amortizes by (x) 5.00% per annum payable quarterly beginning with the fiscal quarter ending on or around July 31, 2021 through the fiscal quarter ending on or around April 30, 2022, (y) 7.50% per annum payable quarterly beginning with the fiscal quarter ending on or around July 31, 2022 through the fiscal quarter ending on or around April 30, 2023, and (z) 10.00% per annum payable quarterly thereafter. For the First Quarter 2021, the Company recognized $1.8 million in interest expense related to the Term Loan.
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

The following table summarizes the current and long-term portion of the long-term debt:

May 1, 2021
(in thousands)
Term Loan principal	$80,000
Less: Unamortized discount, net	(1,052)
Less: Unamortized debt issuance costs, net	(1,152)
Term Loan, net	77,796
Less: Current portion, net	(3,270)
Long-term debt, net	$74,526

Future principal payments of long-term debt due in each of the next four years subsequent to May 1, 2021 are as follows:

Period	Future Principal Payments
(in thousands)
Remainder of 2021	$3,000
2022	5,500
2023	7,500
2024	64,000
2025	—
Total future principal payments	$80,000

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
The Company engaged in mediation proceedings with the plaintiffs in December 2016 and April 2017. The parties reached an agreement in principle in April 2017, and signed a definitive settlement agreement in November 2017, to settle the matter on a class basis with all individuals in the U.S. who made a qualifying purchase at The Children’s Place from February 11, 2012 through January 28, 2020, the date of preliminary approval by the court of the settlement. The Company submitted its memorandum in support of final approval of the class settlement on March 2, 2021. On March 29, 2021, the court granted final approval of the class settlement and denied plaintiff’s motion for attorney’s fees, with the attorney’s fees to be decided after the class recovery amount has been determined. The settlement provides merchandise vouchers for qualified class members who submit valid claims, as well as payment of legal fees and expenses and claims administration expenses. In connection with the proposed settlement, the Company recorded a reserve for $5.0 million in its consolidated financial statements in the first quarter of 2017.
The Company is also involved in various legal proceedings arising in the normal course of business. In the opinion of management, any ultimate liability arising out of these proceedings will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

11. INCOME TAXES
The Company computes income taxes using the liability method. This method requires recognition of deferred tax assets and liabilities, measured by enacted rates, attributable to temporary differences between the financial statement and income tax basis of assets and liabilities. The Company’s deferred tax assets and liabilities are comprised largely of differences relating to depreciation and amortization, rent expense, inventory, stock-based compensation, net operating loss carryforwards, tax credits, and various accruals and reserves.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. Included in the CARES Act is a provision that allows net operating losses (“NOLs”) incurred in taxable years 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to offset 100% of taxable income and generate a refund of previously paid income taxes. The Company has evaluated the impact of the CARES Act and expects the NOL carryback provision of the CARES Act to result in a material cash benefit to the Company.
The Company’s effective tax rate for the First Quarter 2021 was 26.5% as compared to a tax benefit of 34.4% that resulted in the First Quarter 2020. The Company’s income tax expense for the First Quarter 2021 is $16.3 million compared to an income tax benefit of $60.2 million in the First Quarter 2020, as a result of the COVID-19 pandemic. The decrease in the effective tax rate for the First Quarter of 2021 compared to the First Quarter of 2020 was primarily driven by the Company’s forecasted earnings for the current year versus the prior year and the inclusion of the CARES Act provisions in the prior period.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. The total amount of unrecognized tax benefits as of May 1, 2021, January 30, 2021, and May 2, 2020 were $7.9 million, $7.9 million, and $6.8 million, respectively, and is included within non-current liabilities. The Company recognized additional interest expense related to unrecognized tax benefits of less than $0.1 million in the First Quarter 2021 and the First Quarter 2020.
The Company is subject to tax in the United States and foreign jurisdictions, including Canada and Hong Kong. The Company, including its domestic subsidiaries, files a consolidated income tax return for federal income tax purposes. The Company is no longer subject to income tax examinations by U.S. federal, state and local, or foreign tax authorities for fiscal tax years 2014 and prior, with the exception of Hong Kong, which is open through fiscal tax year 2013 due to an ongoing tax examination.
Management believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues arise as a result of a tax audit, and are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs.

12. SEGMENT INFORMATION
In accordance with FASB ASC 280—Segment Reporting, the Company reports segment data based on geography: The Children’s Place U.S. and The Children’s Place International. Each segment includes an e-commerce business located at www.childrensplace.com and www.gymboree.com. Included in The Children’s Place U.S. segment are the Company’s U.S. and Puerto Rico-based stores and revenue from the Company’s U.S.-based wholesale business. Included in The Children’s Place International segment are the Company’s Canadian-based stores, revenue from the Company’s Canadian-based wholesale business, and revenue from international franchisees. The Company measures its segment profitability based on operating income, defined as income before interest and taxes. Net sales and direct costs are recorded by each segment. Certain inventory procurement functions, such as production and design, as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services, are managed by The Children’s Place U.S. segment. Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales. The assets related to these functions are not allocated. The Company periodically reviews these allocations and adjusts them based upon changes in business circumstances. Net sales to external customers are derived from merchandise sales, and the Company has no major customers that account for more than 10% of its net sales. As of May 1, 2021, The Children’s Place U.S. had 624 stores and The Children’s Place International had 100 stores. As of May 2, 2020, The Children’s Place U.S. had 800 stores and The Children’s Place International had 120 stores.

The following tables provide segment level financial information:

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
	(in thousands)
Net sales(1):
The Children’s Place U.S.	$399,659	$234,948
The Children’s Place International (2)	35,822	20,259
Total net sales	$435,481	$255,207
Operating income (loss)(1):
The Children’s Place U.S.	$63,912	$(159,336)
The Children’s Place International	1,995	(13,807)
Total operating income (loss)	$65,907	$(173,143)
Operating income (loss) as a percent of net sales(1):
The Children’s Place U.S.	16.0%	(67.8)%
The Children’s Place International	5.6%	(68.2)%
Total operating income (loss) as a percent of net sales	15.1%	(67.8)%
Depreciation and amortization:
The Children’s Place U.S.	$14,311	$16,186
The Children’s Place International	1,250	1,702
Total depreciation and amortization	$15,561	$17,888
Capital expenditures:
The Children’s Place U.S.	$6,487	$5,200
The Children’s Place International	239	533
Total capital expenditures	$6,726	$5,733
____________________________________________
(1)Net sales and operating income (loss) were significantly impacted by the COVID-19 pandemic in the First Quarter 2020.
(2)Net sales from The Children’s Place International are primarily derived from revenues from Canadian operations. Our foreign subsidiaries, primarily in Canada, have operating results based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars.

	May 1, 2021	January 30, 2021	May 2, 2020
Total assets:	(in thousands)
The Children’s Place U.S.	$1,041,441	$1,054,339	$1,097,544
The Children’s Place International	86,226	85,788	87,392
Total assets	$1,127,667	$1,140,127	$1,184,936

13. DERIVATIVE INSTRUMENTS
The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates attributable to inventory purchases denominated in a foreign currency. Specifically, our Canadian subsidiary’s functional currency is the Canadian dollar, but it purchases inventory from suppliers in U.S. dollars. In order to mitigate the variability of cash flows associated with certain of these forecasted inventory purchases, we enter, from time-to-time, into foreign exchange forward contracts. These contracts typically mature within 12 months. We do not use forward contracts to engage in currency speculation, and we do not enter into derivative financial instruments for trading purposes.
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
All derivative instruments are presented at gross fair value on the consolidated balance sheets within either prepaid expenses and other current assets or accrued expenses and other current liabilities. As of May 1, 2021, the Company did not have any open foreign exchange forward contracts. As of May 2, 2020, the Company had foreign exchange forward contracts with an aggregate notional amount of $2.7 million, and the fair value of the derivative instruments was an asset of $1.4 million. As these foreign exchange forward contracts were measured at fair value using observable market inputs such as forward rates, the Company’s credit risk, and our counterparties’ credit risks, they were classified within Level 2 of the fair value hierarchy. Cash settlements related to these forward contracts were recorded in cash flows from operating activities within the consolidated statements of cash flows.
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings within cost of sales (exclusive of depreciation and amortization) in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in earnings within selling, general, and administrative expenses, consistent with where the Company records realized and unrealized foreign currency gains and losses on transactions in foreign denominated currencies. There were no losses related to hedge ineffectiveness during the First Quarter 2021 or First Quarter 2020. Changes in fair value associated with derivatives that were not designated and qualified as cash flow hedges were recognized in earnings within selling, general, and administrative expenses. During each of the First Quarter 2021 and First Quarter 2020, there were no derivatives that qualified as cash flow hedges.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q, contains or may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including but not limited to statements relating to the Company’s strategic initiatives and adjusted net income per diluted share. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “plan,” “project,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. These forward-looking statements are based upon the Company’s current expectations and assumptions and are subject to various risks and uncertainties that could cause actual results and performance to differ materially. Some of these risks and uncertainties are described in the Company’s filings with the Securities and Exchange Commission, including in the “Risk Factors” section of its annual report on Form 10-K for the fiscal year ended January 30, 2021. Included among the risks and uncertainties that could cause actual results and performance to differ materially are the risk that the Company will be unsuccessful in gauging fashion trends and changing consumer preferences, the risks resulting from the highly competitive nature of the Company’s business and its dependence on consumer spending patterns, which may be affected by changes in economic conditions, the risks related to the COVID-19 pandemic, including the impact of the COVID-19 pandemic on our business or the economy in general (including decreased customer traffic, schools adopting remote and hybrid learning models, closures of businesses and other activities causing decreased demand for our products, and negative impacts on our customers’ spending patterns due to decreased income or actual or perceived wealth, and the impact of the CARES Act and other legislation related to the COVID-19 pandemic, and any changes to the CARES Act or such other legislation), the risk that the Company’s strategic initiatives to increase sales and margin are delayed or do not result in anticipated improvements, the risk of delays, interruptions and disruptions in the Company’s global supply chain, including resulting from COVID-19 or other disease outbreaks, or foreign sources of supply in less developed countries, more politically unstable countries, or countries where vendors fail to comply with industry standards or ethical business practices, including the use of forced, indentured, or child labor, the risk that the cost of raw materials or energy prices will increase beyond current expectations or that the Company is unable to offset cost increases through value engineering or price increases, various types of litigation, including class action litigations brought under consumer protection, employment, and privacy and information security laws and regulations, the imposition of regulations affecting the importation of foreign-produced merchandise, including duties and tariffs, and the uncertainty of weather patterns. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
The following discussion should be read in conjunction with the Company’s unaudited financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 30, 2021.
Terms that are commonly used in our management’s discussion and analysis of financial condition and results of operations are defined as follows:
•First Quarter 2021 — The thirteen weeks ended May 1, 2021
•First Quarter 2020 — The thirteen weeks ended May 2, 2020
•Second Quarter 2020 — The thirteen weeks ended August 1, 2020
•Third Quarter 2020 — The thirteen weeks ended October 31, 2020
•Fiscal 2020 – the fifty-two weeks ended January 30, 2021
•Gross Margin — Gross profit expressed as a percentage of net sales
•SG&A — Selling, general, and administrative expenses
•FASB — Financial Accounting Standards Board
•SEC — U.S. Securities and Exchange Commission
•Comparable Retail Sales — Net sales, in constant currency, from stores that have been open for at least 14 consecutive months and from our e-commerce store, excluding postage and handling fees. Store closures in the current fiscal year will be excluded from Comparable Retail Sales beginning in the fiscal quarter in which the store closes. A store that is closed for a substantial remodel, relocation, or material change in size will be excluded from Comparable Retail Sales for at least 14 months beginning in the fiscal quarter in which the closure occurred. However, stores that temporarily close will be excluded from Comparable Retail Sales until the store is reopened for a full fiscal month. Comparable Retail Sales do not exclude any temporarily closed stores impacted by the COVID-19 pandemic.
•U.S. GAAP — Generally Accepted Accounting Principles in the United States
•FASB ASC — FASB Accounting Standards Codification, which serves as the source for authoritative U.S. GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative U.S. GAAP for SEC registrants

Our Business
We are the largest pure-play children’s specialty apparel retailer in North America. We design, contract to manufacture, sell at retail and wholesale, and license to sell, trend right, high quality merchandise predominately at value prices, primarily under our proprietary “The Children’s Place”, “Place”, “Baby Place”, and “Gymboree” brand names. As of May 1, 2021, we had 724 stores across North America, our e-commerce businesses at www.childrensplace.com and www.gymboree.com, and had 213 international points of distribution with our eight franchise partners in 19 countries.
Segment Reporting
In accordance with FASB ASC 280—Segment Reporting, we report segment data based on geography: The Children’s Place U.S. and The Children’s Place International. Each segment includes an e-commerce business located at www.childrensplace.com and www.gymboree.com. Included in The Children’s Place U.S. segment are our U.S. and Puerto Rico-based stores and revenue from our U.S.-based wholesale business. Included in The Children’s Place International segment are our Canadian-based stores, revenue from our Canadian-based wholesale business, as well as revenue from international franchisees. We measure our segment profitability based on operating income, defined as income before interest and taxes. Net sales and direct costs are recorded by each segment. Certain inventory procurement functions such as production and design, as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services, are managed by The Children’s Place U.S. segment. Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales. The assets related to these functions are not allocated. We periodically review these allocations and adjust them based upon changes in business circumstances. Net sales from external customers are derived from merchandise sales, and we have no major customers that account for more than 10% of our net sales.
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
As a result of the impact of the COVID-19 pandemic, we have experienced significant business disruption, and on March 18, 2020, we temporarily closed all of our stores across the U.S. and Canada. We reopened the majority of our stores during the last two weeks of June 2020 and, as of May 1, 2021, we had 679 of 724 stores open to the public in the U.S., Canada, and Puerto Rico, with 45 stores in Canada continuing to experience periods of temporarily closure as they remain more significantly impacted by the pandemic in Canada. Our distribution centers remain open and operating to support our retail store and e-commerce business.
Our strategic actions taken to address the pandemic since March 2020, and our continued execution of our strategic initiatives have allowed us to support the financial and operational stabilization of the Company during these uncertain times.
Recent Developments
As of May 1, 2021, the Company had 45 retail store locations temporarily closed in accordance with local regulations in Canada. The Company cannot predict whether or when store closures will continue to occur or when the stores that were required to close will reopen.
Operating Highlights
Net sales increased $180.3 million, or 70.6%, to $435.5 million during the First Quarter 2021 from $255.2 million during the First Quarter 2020, primarily driven by strong customer response to our product assortment and the unprecedented level of stimulus payments from the recent government pandemic relief legislation, partially offset by the impact of permanent and temporary store closures. Comparable retail sales increased by 83.0% for the First Quarter 2021.
Gross profit (loss) increased by $207.9 million to gross profit of $188.2 million during the First Quarter 2021 from a gross loss of $19.7 million during the First Quarter 2020. The First Quarter 2021 results include incremental expenses related to the COVID-19 pandemic, including personal protective equipment and incentive pay for our associates of approximately $1.0 million, compared to $1.7 million in the First Quarter 2020. Excluding the impact of these charges, gross margin leveraged 2,571 basis points to 43.4% of net sales. The increase was primarily a result of the leverage of fixed expenses resulting from the increase in net sales, higher merchandise margins in both our stores and e-commerce channels, and lower occupancy expenses due to rent abatements of $8.0 million, favorable lease negotiations, and permanent store closures.
Selling, general, and administrative expenses increased $8.2 million to $106.7 million during the First Quarter 2021 from $98.5 million during the First Quarter 2020. The First Quarter 2021 results include incremental operating expenses, including personal protective equipment for our associates of approximately $0.6 million, fleet optimization costs of $0.8 million, contract termination costs of $0.8 million, and restructuring costs of $0.5 million. Excluding the impact of these incremental charges, SG&A leveraged 1,231 basis points to 23.9% of net sales, primarily as a result of the leverage of fixed expenses resulting from the increase in net sales, partially offset by higher incentive compensation accruals. The First Quarter 2020 results were impacted by restructuring costs, primarily related to severance costs for corporate associates, of approximately $3.4 million, the write-off of certain account receivables of approximately $1.0 million, and incremental operating expenses, primarily personal protective equipment for our associates, of approximately $0.7 million.
There were no asset impairment charges during the First Quarter 2021. Asset impairment charges during the First Quarter 2020 were $37.1 million, including the ROU assets recorded in connection with Topic 842, primarily for 412 stores. These charges were related to underperforming stores identified in our ongoing store portfolio evaluation primarily as a result of decreased net revenues and cash flow projections resulting from the COVID-19 disruption.
Provision for income taxes was $16.3 million during the First Quarter 2021 compared to a benefit of $60.2 million during the First Quarter 2020. Our effective tax rate was 26.5% and a benefit of 34.4% in the First Quarter 2021 and the First Quarter 2020, respectively. The decrease in our effective tax rate was primarily driven by the absence of the CARES Act benefit, which resulted in the ability to carryback the net operating losses in Fiscal 2020.
Net income (loss) increased $160.0 million to $45.2 million, or $3.01 per diluted share, during the First Quarter 2021 compared to a net loss of $114.8 million, or $7.86 per diluted share, during the First Quarter 2020, due to the COVID-19 pandemic and the other factors discussed above. The increase in earnings per share is due to the factors noted above, partially offset by a higher weighted average common shares outstanding of 0.4 million shares.
Although we are facing a period of uncertainty regarding the future impact of the COVID-19 pandemic, we continue to focus on our key strategic growth initiatives – superior product, digital transformation and fleet optimization.
The transformation of our digital capabilities continues to expand given a completely redesigned responsive site and mobile application, providing a rich online shopping experience geared towards the needs of our “on-the-go” mobile customers, expanded customer personalization, which delivers unique, relevant content to drive sales, loyalty and retention, and the ability to have our entire store fleet equipped with ship-from-store capabilities.
We continue to evaluate our store fleet as a result of our fleet optimization initiative. We have closed 474 stores, including the 178 stores closed during Fiscal 2020 and 25 stores closed in the First Quarter 2021, since the announcement of our fleet optimization initiative in 2013. As accelerated demand for online purchasing has increased our digital business, partly as a result of the COVID-19 pandemic, we have accelerated our planned store closures and are targeting a total of 300 retail store closures in Fiscal 2020 and Fiscal 2021.
During the First Quarter 2021, we repurchased fewer than 0.1 million shares for approximately $2.4 million, consisting of shares surrendered to cover tax withholdings associated with the vesting of equity awards and shares acquired under the Deferred Compensation Plan. As of May 1, 2021, there was approximately $90.6 million in aggregate remaining pursuant to the 2018 Share Repurchase Program. In March 2020, we announced a temporary suspension of our capital return program, inclusive of share repurchases and dividends, other than to satisfy the withholding tax requirements of all equity award recipients.
We have subsidiaries whose operating results are based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars. The table below summarizes those average translation rates that most impact our operating results:

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
Average Translation Rates (1)
Canadian Dollar	0.7948	0.7275
Hong Kong Dollar	0.1288	0.1288
China Yuan Renminbi	0.1539	0.1422
____________________________________________
(1)The average translation rates are the average of the monthly translation rates used during each period to translate the respective income statements. The rates represent the U.S. dollar equivalent of a unit of each foreign currency.

CRITICAL ACCOUNTING POLICIES
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported revenues and expenses during the reported period. In many cases, there are alternative policies or estimation techniques that could be used. We continuously review the application of our accounting policies and evaluate the appropriateness of the estimates used in preparing our financial statements; however, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. Consequently, actual results could differ materially from our estimates.
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
Stock-Based Compensation
We account for stock-based compensation according to the provisions of FASB ASC 718—Compensation-Stock Compensation.
Time-Vesting and Performance-Based Awards
We generally grant time-vesting and performance-based stock awards to employees at management levels and above. We also grant time-vesting stock awards to our non-employee directors. Time-vesting awards are granted in the form of restricted stock units that require each recipient to complete a service period (“Deferred Awards”). Deferred Awards granted to employees generally vest ratably over three years. Deferred Awards granted to non-employee directors generally vest after one year. Performance-based stock awards are granted in the form of restricted stock units which have performance criteria that must be achieved for the awards to be earned in addition to a service period requirement (“Performance Awards”), and each Performance Award has a defined number of shares that an employee can earn (the “Target Shares”). With the approval of the Board’s Compensation Committee, the Company may settle vested Deferred Awards and Performance Awards to the employee in shares, in a cash amount equal to the market value of such shares at the time all requirements for delivery of the award have been met, or in part shares and cash. For Performance Awards awarded in Fiscal 2021, an employee may earn from 0% to 300% of their Target Shares based on the Company’s achievement of certain performance goals established at the beginning of the performance period. Performance Awards cliff vest, if earned, after completion of the applicable performance period, which is generally three years. The fair value of these Performance Awards granted is based on the closing price of our common stock on the grant date. Compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover. Compensation expense, as it relates to Performance Awards, is also adjusted based on the probability that the performance criteria will be achieved. While actual forfeitures could vary significantly from those estimated, a 10% change in our estimated forfeiture rate would have impacted our First Quarter 2021 net income by approximately $0.7 million.
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
We review all stores that have reached comparable sales status, or sooner if circumstances should dictate, on at least an annual basis. We believe waiting this period of time allows a store to reach a maturity level where a more comprehensive analysis of financial performance can be performed. For each store that shows indications of impairment, we perform a recoverability test comparing estimated undiscounted future cash flows to the carrying value of the related long-lived assets. If the undiscounted cash flows are less than the related net book value of the long-lived assets, they are written down to their fair market value. We primarily use discounted future cash flows directly associated with those assets to determine fair market value of long-lived assets and ROU assets. In evaluating future cash flows, we consider external and internal factors. External factors comprise the local environment in which the store resides, including mall traffic, competition, and their effect on sales trends, as well as macroeconomic factors, such as global pandemics. Internal factors include our ability to gauge the fashion taste of our customers, control over variable costs such as cost of sales and payroll, and in certain cases, our ability to renegotiate lease costs. If external factors should change unfavorably, if actual sales should differ from our projections, or if our ability to control costs is insufficient to sustain the necessary cash flows, future impairment charges could be material.
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
Insurance and Self-Insurance Liabilities
Based on our assessment of risk and cost efficiency, we self-insure as well as purchase insurance policies to provide for workers’ compensation, general liability and property losses, cyber-security coverage, as well as directors’ and officers’ liability, vehicle liability, and employee medical benefits. We estimate risks and record a liability based upon historical claim experience, insurance deductibles, severity factors, and other actuarial assumptions. These estimates include inherent uncertainties due to the variability of the factors involved, including type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant, and governmental regulations. While we believe that our risk assessments are appropriate, these uncertainties or a deviation in future claims trends from recent historical patterns could result in our recording additional or reduced expenses, which may be material to our results of operations. Our historical estimates have not differed materially from actual results, and a 10% difference in our insurance reserves as of May 1, 2021 would have impacted net income by approximately $0.4 million.
Recently Issued Accounting Standards
Adopted in Fiscal 2021
In December 2019, the FASB issued guidance related to the accounting for income taxes. The guidance aims to simplify the accounting for income taxes by removing certain exceptions to the general principles within the current guidance and by clarifying and amending the current guidance. The guidance is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2020. We adopted this guidance in the First Quarter 2021. This adoption did not have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, selected statements of operations data expressed as a percentage of net sales. We primarily evaluate the results of our operations as a percentage of net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of net sales (i.e., “basis points”). For example, SG&A decreased approximately 1,410 basis points to 24.5% of net sales during the First Quarter 2021 from 38.6% during the First Quarter 2020. Accordingly, to the extent that our sales have increased at a faster rate than our costs (i.e., “leveraging”), the more efficiently we have utilized the investments we have made in our business. Conversely, if our sales decrease or if our costs grow at a faster pace than our sales (i.e., “deleveraging”), we have less efficiently utilized the investments we have made in our business.

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
Net sales	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization)	56.8	107.7
Gross profit	43.2	(7.7)
Selling, general, and administrative expenses	24.5	38.6
Depreciation and amortization	3.6	7.0
Asset impairment charges	—	14.5
Operating income (loss)	15.1	(67.8)
Income (loss) before benefit for income taxes	14.1	(68.6)
Provision (benefit) for income taxes	3.7	(23.6)
Net income (loss)	10.4%	(45.0)%
Number of Company-operated stores, end of period	724	920
____________________________________________
Table may not add due to rounding.

The following table sets forth net sales by segment, for the periods indicated.

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
Net sales:	(in thousands)
The Children’s Place U.S.	$399,659	$234,948
The Children’s Place International	35,822	20,259
Total net sales	$435,481	$255,207

First Quarter 2021 Compared to First Quarter 2020
Net sales increased $180.3 million or 70.6%, to $435.5 million during the First Quarter 2021 from $255.2 million during the First Quarter 2020, primarily driven by strong customer response to our product assortment and the unprecedented level of stimulus payments from the recent government pandemic relief legislation, partially offset by the impact of permanent and temporary store closures. Our First Quarter 2020 sales were negatively impacted by the initial onset of the COVID-19 pandemic. Comparable retail sales increased by 83.0% for the First Quarter 2021.
We believe that our e-commerce and brick-and-mortar retail store operations are highly independent, with both sharing common customers purchasing from a common pool of product inventory. Accordingly, we believe that consolidated omni-channel reporting presents the most meaningful and appropriate measure of our performance, including net sales.
The Children’s Place U.S. net sales increased $164.7 million, or 70.4%, to $399.6 million in the First Quarter 2021 compared to $234.9 million in the First Quarter 2020. This increase primarily resulted from strong customer response to our product assortment and the unprecedented level of stimulus payments from the recent government pandemic relief legislation, partially offset by the impact of permanent store closures. Our First Quarter 2020 sales were negatively impacted by the initial onset of the COVID-19 pandemic.
The Children’s Place International net sales increased $15.6 million, or 76.8%, to $35.8 million in the First Quarter 2021 compared to $20.3 million in the First Quarter 2020. This increase primarily resulted from higher e-commerce sales for our

Canadian business and an increase in wholesale revenues partially offset by the continued impact of government-mandated COVID-19 temporary closures, which impacted approximately half of our Canadian fleet during the First Quarter 2021.
Total e-commerce sales, which include postage and handling, were 42.6% of net sales during the Fiscal Quarter 2021 compared to 53.2% during the Fiscal Quarter 2020. Our First Quarter 2020 e-commerce sales were impacted by the temporary closure of an entire store fleet in March 2020.
Gross profit (loss) increased $207.9 million in the First Quarter 2021, compared to a gross loss of $19.7 million in the First Quarter 2020. The First Quarter 2021 results include incremental expenses related to the COVID-19 pandemic, including personal protective equipment and incentive pay for our associates of approximately $1.0 million, compared to $1.7 million in the First Quarter 2020. Excluding the impact of these charges, gross margin leveraged 2,571 basis points to 43.4% of net sales. The increase was primarily a result of the leverage of fixed expenses resulting from the increase in net sales, higher merchandise margins in both our stores and e-commerce channels, and lower occupancy expenses due to rent abatements of $8.0 million, favorable lease negotiations, and permanent store closures.
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
Selling, general, and administrative expenses increased $8.2 million to $106.7 million during the First Quarter 2021 from $98.5 million during the First Quarter 2020. The First Quarter 2021 results include incremental operating expenses, including personal protective equipment for our associates of approximately $0.6 million, fleet optimization costs of $0.8 million, contract termination costs of $0.8 million, and restructuring costs of $0.5 million. Excluding the impact of these incremental charges, SG&A leveraged 1,231 basis points to 23.9% of net sales, primarily as a result of the leverage of fixed expenses resulting from the increase in net sales, partially offset by higher incentive compensation accruals. The First Quarter 2020 results were impacted by restructuring costs, primarily related to severance costs for corporate associates, of approximately $3.4 million, the write-off of certain account receivables of approximately $1.0 million, and incremental operating expenses, primarily personal protective equipment for our associates, of approximately $0.7 million.
There were no asset impairment charges during the First Quarter 2021. Asset impairment charges during the First Quarter 2020 were $37.1 million, including the ROU assets recorded in connection with Topic 842, primarily for 412 stores. These charges were related to underperforming stores identified in our ongoing store portfolio evaluation primarily as a result of decreased net revenues and cash flow projections resulting from the COVID-19 disruption.
Depreciation and amortization was $15.6 million during the First Quarter 2021 compared to $17.9 million during the First Quarter 2020, primarily driven by the permanent closure of 199 stores during the past twelve months.
Interest expense, net was $4.4 million during the First Quarter 2021 compared to $1.8 million during the First Quarter 2020, primarily driven by a higher debt balance and the higher interest rate associated with our Term Loan.
Provision (benefit) for income taxes was $16.3 million during the First Quarter 2021 compared to a benefit of $60.2 million during the First Quarter 2020. Our effective tax rate was 26.5% and 34.4% in the First Quarter 2021 and the First Quarter 2020, respectively. The decrease in our effective tax rate was primarily driven by the absence of the CARES Act benefit, which resulted in the ability to carryback the net operating loss in Fiscal 2020.
Net income (loss) increased $160.0 million to $45.2 million, or $3.01 per diluted share, during the First Quarter 2021 compared to a net loss of $114.8 million, or $7.86 per diluted share, during the First Quarter 2020 due to the COVID-19 pandemic and the other factors discussed above, partially offset by a higher weighted average common shares outstanding of 0.4 million shares.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our working capital needs typically follow a seasonal pattern, peaking during the third fiscal quarter based on seasonal inventory purchases. Our primary uses of cash are for working capital requirements, which are principally inventory purchases, and the financing of capital projects, including investments in new systems, and, prior to the temporary suspension of our capital return program, the repurchases of our common stock and payment of dividends.
In response to the COVID-19 pandemic, the Company took the following actions in Fiscal 2020 to preserve liquidity:
•Executed a substantial reduction and/or deferral of all non-essential expenses and capital expenditures;
•Collaborated with vendor partners to extend payment terms and balance forward inventory receipts to reflect reduced demand;

•Temporarily suspended rent payments on all of our U.S. and Canadian retail stores during the First Quarter 2020 and resumed rent payments on a modified basis as stores began to reopen during the Second Quarter 2020. Our lease flexibility gave us the opportunity to strategically secure rent abatements for Fiscal 2020 and/or forward rent reductions;
•Evaluated our options on store lease events occurring through the end of Fiscal 2021, which impacted approximately 65% of our current store fleet, targeting a total of 300 additional retail store closures in Fiscal 2020 and Fiscal 2021;
•Finalized an amendment to our revolving credit facility, which increased borrowing capacity from $325 million to $360 million for a period of one year, which was subsequently extended in April 2021 for an additional year to April 2022; and
•Temporarily suspended the Company’s capital return program, inclusive of share repurchases and dividends.
Our strategic actions during the pandemic preserved the Company’s financial and operational flexibility and liquidity in Fiscal 2020. Our working capital deficit improved $193.8 million to a working deficit of $97.0 million as of May 1, 2021 compared to a working deficit of $290.8 million as of May 2, 2020, primarily due to the Company’s strategic actions discussed above and other cash management activities to preserve liquidity during the pandemic, as well as lower current lease liabilities resulting from favorable lease negotiations, and the Term Loan transaction completed in the Third Quarter 2020. We used approximately $16.6 million in cash from operations during the First Quarter 2021 due to the repayment of certain suspended Fiscal 2020 rents, net of abatements, as well as other planned changes in working capital, which brought vendor payables in line with historical payment terms. Also, in the First Quarter 2021, the Company repurchased shares for approximately $2.4 million, inclusive of shares repurchased and surrendered to cover tax withholdings associated with the vesting of equity awards.
Our credit facility provides for borrowings up to the lesser of $360 million, or our borrowing base, as defined by the credit facility agreement. As of May 1, 2021, we had $196.9 million of outstanding borrowings and $126.1 million available for borrowing. In addition, as of May 1, 2021, we had $7.4 million of outstanding letters of credit with an additional $42.6 million available for issuing letters of credit.
We expect to be able to meet our working capital and capital expenditure requirements for the foreseeable future by using our cash on hand, cash flows from operations, and availability under our credit facility.
Credit Facility
We and certain of our subsidiaries maintain the ABL Credit Facility with Wells Fargo, Bank of America, N.A., HSBC Business Credit (USA) Inc., and JPMorgan Chase Bank, N.A. as the Lenders and Wells Fargo, as Administrative Agent, Collateral Agent, and Swing Line Lender.
The ABL Credit Facility, which expires in May 2024, consists of a $360 million asset-based revolving credit facility that was increased from $325 million as a result of finalizing an amendment with the Lenders on April 24, 2020 to secure the Company an additional $35 million available under the accordion feature for a period of one year. The ABL Credit Facility includes a $25 million Canadian sublimit and a $50 million sublimit for standby and documentary letters of credit. On October 5, 2020, we further amended the ABL Credit Facility to provide for certain changes that permitted the issuance of an $80 million Term Loan on that date and align certain terms of the ABL Credit Facility to those of the Term Loan. The Term Loan is discussed in more detail below. On April 23, 2021, the Company and its Lenders extended the $35 million of additional availability for an additional year until April 23, 2022.
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
The ABL Credit Facility contains covenants, which include conditions on stock buybacks and the payment of cash dividends or similar payments. These covenants also limit our ability to incur certain liens, to incur certain indebtedness, to make certain investments, acquisitions, or dispositions, or to change the nature of our business.
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
We have capitalized an aggregate of approximately $6.2 million in deferred financing costs related to the ABL Credit Facility. The unamortized balance of deferred financing costs as of May 1, 2021 was approximately $1.3 million. Unamortized deferred financing costs are amortized over the remaining term of the ABL Credit Facility.
The table below presents the components of the Company’s ABL Credit Facility:

	May 1, 2021	January 30, 2021	May 2, 2020
	(in millions)
Credit facility maximum	$360.0	$360.0	$360.0
Borrowing base (1)	330.4	282.2	329.1

Outstanding borrowings	196.9	169.8	234.6
Letters of credit outstanding—standby	7.4	8.2	6.2
Utilization of credit facility at end of period	204.3	178.0	240.7

Availability (2)	$126.1	$104.2	$88.4

Interest rate at end of period	4.0%	4.2%	3.4%

	First Quarter 2021	Fiscal 2019	First Quarter 2020
Average end of day loan balance during the period	$210.3	$216.2	$237.2
Highest end of day loan balance during the period	260.6	275.6	272.2
Average interest rate	4.0%	3.8%	3.1%
____________________________________________
(1) Lower of the credit facility maximum or the total borrowing base collateral
(2)The sub-limit availability for the letters of credit was $42.6 million as of May 1, 2021, $41.8 million as of January 30, 2021, and $43.8 million as of May 2, 2020.

Term Loan
On October 5, 2020, we and certain of our subsidiaries entered into a loan agreement dated October 5, 2020 with SLR Credit Solutions (formerly known as Crystal Financial LLC), as Lender, Administrative Agent, and Collateral Agent, providing for an $80 million Term Loan. The net proceeds from the Term Loan, after deducting related fees and expenses, were used to repay borrowings under our ABL Credit Facility.
The Term Loan is secured by a first priority security interest in our intellectual property, certain furniture, fixtures and equipment, and pledges of subsidiary capital stock, and a second priority security interest in the collateral securing the ABL Credit Facility. The Term Loan is guaranteed, subject to certain exceptions, by each of our subsidiaries that guarantees the ABL Credit Facility.
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
Cash Flows/Capital Expenditures
During the First Quarter 2021, cash flows used in operating activities were $16.6 million compared to $40.5 million during the First Quarter 2020. The First Quarter 2021 cash flows used in operating activities were primarily the result of the repayment of certain suspended 2020 rents, net of abatements, as well as other planned changes in working capital, which brought our vendor payables in line with historical payment terms, partially offset by net income. The First Quarter 2020 cash flows used in operating activities were primarily driven by the impact of the temporary closure of our entire store fleet resulting from the onset of the COVID-19 pandemic.
During the First Quarter 2021, cash flows used in investing activities were $6.7 million compared to $5.6 million during the First Quarter 2020. The increase is primarily driven by the resumption of capital investments in Fiscal 2021, following the pandemic-driven reduction in the First Quarter 2020.
The First Quarter 2021 cash flows provided by financing activities were $24.5 million compared to $49.2 million during the First Quarter 2020. The decrease compared to the prior year primarily resulted from a decrease in net borrowings under the ABL Credit Facility, partially offset by the temporary suspension of our capital return program, inclusive of share repurchases and dividends, in March 2020.
We anticipate that total capital expenditures will be in the range of $50 million in Fiscal 2021, primarily related to our business transformation initiatives, including digital and supply chain fulfillment, compared to $30.6 million during Fiscal 2020. Our ability to continue to meet our capital requirements in Fiscal 2021 depends on our cash on hand, our ability to generate cash flows from operations, and our available borrowings under our ABL Credit Facility. Cash flow generated from operations depends on our ability to achieve our financial plans. We believe that our existing cash on hand, cash generated from operations, and funds available to us through our ABL Credit Facility will be sufficient to fund our capital and other cash requirements for the foreseeable future.
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
Interest Rates
Our ABL Credit Facility bears interest at a floating rate equal to the prime rate or LIBOR, plus a calculated spread based on our average excess availability. As of May 1, 2021, we had $196.9 million in borrowings under our credit facility. A 10% change in the prime rate or LIBOR interest rates would not have had a material impact on our interest expense.
Our Term Loan bears interest at a floating rate at the greater of: (a) the three month LIBOR Rate published in the Wall Street Journal, and (b) 1.00%, plus 7.75% or 8.00% depending on the average excess availability of credit under the ABL Credit Facility. As of May 1, 2021, the outstanding balance of the Term Loan was $80 million. A 10% change in the three month LIBOR Rate would not have had a material impact on our interest expense.
Foreign Assets and Liabilities
Assets and liabilities outside the United States are primarily located in Canada and Hong Kong. Our investments in our Canadian and Hong Kong subsidiaries are considered long-term. As of May 1, 2021, net assets in Canada and Hong Kong were approximately $23.6 million and $8.2 million, respectively. A 10% increase or decrease in the Canadian and Hong Kong exchange rates would increase or decrease the corresponding net investment by approximately $2.4 million and $0.8 million, respectively. All changes in the net investment of our foreign subsidiaries are recorded in other comprehensive income as unrealized gains or losses.
As of May 1, 2021, we had approximately $61.6 million of our cash and cash equivalents held in foreign countries, of which approximately $40.9 million was in Hong Kong, approximately $14.5 million was in Canada, and approximately $6.2 million was in other foreign countries.
Foreign Operations
We have exchange rate exposure primarily with respect to certain revenues and expenses denominated in Canadian dollars. As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses. Assuming a 10% change in foreign exchange rates, the First Quarter 2021 net sales could have decreased or increased by approximately $3.1 million, and total costs and expenses could have decreased or increased by approximately $3.7 million. Additionally, we have foreign currency denominated receivables and payables that, when settled, result in transaction gains or losses. As of May 1, 2021, we had foreign currency denominated receivables and payables, including inter-company balances, of $9.5 million and $4.1 million, respectively.
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
Management, including our Chief Executive Officer and President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of May 1, 2021. Based on that evaluation, our Chief Executive Officer and President and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level, as of May 1, 2021, to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive, principal accounting, and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.LEGAL PROCEEDINGS.
Certain legal proceedings in which we are involved are discussed in Note 12 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended January 30, 2021. See Note 10 to the accompanying consolidated financial statements for a discussion of the recent developments concerning our legal proceedings.

Item 1A.RISK FACTORS.
There were no material changes to the risk factors disclosed in Item 1A of Part I in our Annual Report on Form 10-K for the year ended January 30, 2021.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
In March 2018, the Board of Directors authorized a $250 million share repurchase program (the “2018 Share Repurchase Program”). Under the Share Repurchase Program, the Company may repurchase shares on the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under the programs will depend on a variety of factors, including price, corporate and regulatory requirements, and other market and business conditions. We may suspend or discontinue the program at any time, and may thereafter reinstitute purchases, all without prior announcement. In March 2020, the Company suspended share repurchases, other than to satisfy withholding tax requirements of equity award recipients, due to the COVID-19 pandemic.
The following table provides a month-by-month summary of our share repurchase activity during the First Quarter 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs
1/31/21-2/27/21 (1)	4,614	$74.26	3,726	$92,564
2/28/21-4/3/21	—	—	—	92,564
4/4/21-5/1/21 (2)	25,705	77.86	25,705	90,563
Total	30,319	$77.31	29,431	$90,563
____________________________________________
(1)Consists of 888 shares acquired as treasury stock as directed by participants in the Company’s deferred compensation plan and 3,726 shares withheld to cover taxes in conjunction with the vesting of stock awards.
(2)Consists of 25,705 shares withheld to cover taxes in conjunction with the vesting of stock awards.

Item 6. Exhibits.
The following exhibits are filed with this Quarterly Report on Form 10-Q:

10.1
The Children's Place, Inc. Fourth Amended and Restated 2011 Equity Incentive Plan filed as Annex B to the registrant's Definitive Proxy Statement on Schedule 14A filed on April 2, 2021, is incorporated by reference herein.

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
____________________________________________

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

THE CHILDREN’S PLACE, INC.

Date:	June 3, 2021	By:	/S/ JANE T. ELFERS
JANE T. ELFERS
Chief Executive Officer and President
(Principal Executive Officer)

Date:	June 3, 2021	By:	/S/ ROBERT HELM
ROBERT HELM
Chief Financial Officer
(Principal Accounting and Financial Officer)