Form 10-Q
period 2021-07-31
Childrens Place, Inc.
filed 2021-08-31
CIK 1041859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
 FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock with a par value of $0.10 per share, as of August 25, 2021 was 14,721,208 shares.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JULY 31, 2021

PART I. FINANCIAL INFORMATION

Item 1.CONSOLIDATED FINANCIAL STATEMENTS

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 31, 2021	January 30, 2021	August 1, 2020
	(unaudited)		(unaudited)
	(in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$63,982	$63,548	$36,119
Accounts receivable	38,864	39,534	29,634
Inventories	461,391	388,141	381,022
Prepaid expenses and other current assets	45,011	55,860	23,085
Total current assets	609,248	547,083	469,860
Long-term assets:
Property and equipment, net	165,558	181,801	200,963
Right-of-use assets	235,208	283,624	319,796
Tradenames, net	72,092	72,492	72,892
Deferred income taxes	36,362	45,579	91,926
Other assets	9,980	9,548	12,502
Total assets	$1,128,448	$1,140,127	$1,167,939

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Revolving loan	$199,837	$169,778	$250,818
Accounts payable	227,579	252,124	279,014
Current lease liabilities	109,991	174,585	160,932
Income taxes payable	4,536	5,508	5,666
Accrued expenses and other current liabilities	130,452	116,504	113,112
Total current liabilities	672,395	718,499	809,542
Long-term liabilities:
Long-term debt	74,209	75,346	—
Long-term lease liabilities	174,718	214,173	254,187
Other tax liabilities	6,350	6,304	6,811
Income taxes payable	14,939	14,939	17,589
Other long-term liabilities	17,652	17,489	18,295
Total liabilities	960,263	1,046,750	1,106,424
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—	—
Common stock, $0.10 par value, 100,000 shares authorized; 14,831, 14,641, and 14,637 issued; 14,772, 14,584, and 14,585 outstanding	1,483	1,464	1,464
Additional paid-in capital	164,290	148,519	138,350
Treasury stock, at cost (59, 57, and 52)	(3,304)	(3,164)	(3,025)
Deferred compensation	3,304	3,164	3,025
Accumulated other comprehensive loss	(13,285)	(13,816)	(14,437)
Retained earnings (deficit)	15,697	(42,790)	(63,862)
Total stockholders’ equity	168,185	93,377	61,515
Total liabilities and stockholders’ equity	$1,128,448	$1,140,127	$1,167,939
See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
	(in thousands, except earnings per share)
Net sales	$413,855	$368,923	$849,336	$624,130
Cost of sales (exclusive of depreciation and amortization)	245,994	301,843	493,269	576,723
Gross profit	167,861	67,080	356,067	47,407
Selling, general, and administrative expenses	115,620	114,312	222,358	212,803
Depreciation and amortization	14,392	16,708	29,953	34,596
Asset impairment charges	—	544	—	37,635
Operating income (loss)	37,849	(64,484)	103,756	(237,627)
Interest expense	(4,700)	(2,647)	(9,114)	(4,536)
Interest income	4	8	7	57
Income (loss) before benefit for income taxes	33,153	(67,123)	94,649	(242,106)
Provision (benefit) for income taxes	9,058	(20,484)	25,349	(80,657)
Net income (loss)	$24,095	$(46,639)	$69,300	$(161,449)

Earnings (loss) per common share
Basic	$1.63	$(3.19)	$4.71	$(11.04)
Diluted	$1.60	$(3.19)	$4.61	$(11.04)

Weighted average common shares outstanding
Basic	14,780	14,634	14,725	14,623
Diluted	15,062	14,634	15,032	14,623

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
	(in thousands)
Net income (loss)	$24,095	$(46,639)	$69,300	$(161,449)
Other comprehensive income (loss):
Foreign currency translation adjustment	(355)	431	531	(1,092)
Change in fair value of cash flow hedges, net of income taxes	—	45	—	200
Other comprehensive income (loss)	(355)	476	531	(892)
Total comprehensive income (loss)	$23,740	$(46,163)	$69,831	$(162,341)

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

Thirteen Weeks Ended July 31, 2021
						Accumulated
			Additional		Retained	Other			Total
	Common Stock		Paid-In	Deferred	Earnings	Comprehensive	Treasury Stock		Stockholders’
(in thousands, except dividends per share)	Shares	Amount	Capital	Compensation	(Deficit)	Income (Loss)	Shares	Value	Equity
BALANCE, May 1, 2021	14,693	$1,469	$155,908	$3,234	$563	$(12,930)	(58)	$(3,234)	$145,010
Vesting of stock awards	255	26	(26)						—
Stock-based compensation			10,526						10,526
Purchase and retirement of shares	(117)	(12)	(2,118)		(8,961)				(11,091)
Change in cumulative translation adjustment						(355)			(355)
Deferral of common stock into deferred compensation plan				70			(1)	(70)	—
Net income					24,095				24,095
BALANCE, July 31, 2021	14,831	1,483	164,290	3,304	15,697	(13,285)	(59)	(3,304)	168,185

Twenty-six Weeks Ended July 31, 2021
						Accumulated
			Additional		Retained	Other			Total
	Common Stock		Paid-In	Deferred	Earnings	Comprehensive	Treasury Stock		Stockholders’
(in thousands, except dividends per share)	Shares	Amount	Capital	Compensation	(Deficit)	Income (Loss)	Shares	Value	Equity
BALANCE, January 30, 2021	14,641	$1,464	$148,519	$3,165	$(42,790)	$(13,816)	(57)	$(3,165)	$93,377
Vesting of stock awards	336	34	(34)						—
Stock-based compensation			18,442						18,442
Purchase and retirement of shares	(146)	(15)	(2,637)		(10,813)				(13,465)
Change in cumulative translation adjustment						531			531
Deferral of common stock into deferred compensation plan				139			(2)	(139)	—
Net income					69,300				69,300
BALANCE, July 31, 2021	14,831	$1,483	$164,290	$3,304	$15,697	$(13,285)	(59)	$(3,304)	$168,185

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

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Twenty-six Weeks Ended
	July 31, 2021	August 1, 2020
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$69,300	$(161,449)
Reconciliation of net income (loss) to net cash used in operating activities:
Non-cash portion of operating lease expense	52,075	57,345
Depreciation and amortization	29,953	34,596
Non-cash stock-based compensation	18,442	4,113
Deferred income tax (benefit)	9,390	(79,031)
Asset impairment charges	—	37,635
Other non-cash changes, net	743	199
Changes in operating assets and liabilities:
Inventories	(74,406)	(53,644)
Accounts receivable and other assets	520	4,635
Prepaid expenses and other current assets	(847)	4,367
Income taxes payable, net of prepayments	12,056	(6,136)
Accounts payable and other current liabilities	(13,090)	93,634
Other long-term liabilities	139	(395)
Lease liabilities	(107,572)	(19,073)
Net cash used in operating activities	(3,297)	(83,204)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13,496)	(14,268)
Change in deferred compensation plan	31	159
Net cash used in investing activities	(13,465)	(14,109)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase and retirement of common stock, including shares surrendered for tax withholdings and transaction costs	(13,465)	(15,444)
Borrowings under revolving credit facility	386,343	218,278
Repayments under revolving credit facility	(356,284)	(138,269)
Payment of debt issuance costs	(358)	—
Net cash provided by financing activities	16,236	64,565
Effect of exchange rate changes on cash and cash equivalents	960	380
Net increase in cash and cash equivalents	434	(32,368)
Cash and cash equivalents, beginning of period	63,548	68,487
Cash and cash equivalents, end of period	$63,982	$36,119

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Twenty-six Weeks Ended
	July 31, 2021	August 1, 2020
	(in thousands)
OTHER CASH FLOW INFORMATION:
Net cash paid during the period for income taxes	$3,793	$4,406
Cash paid during the period for interest	4,645	4,023
Decrease in accrued capital expenditures	(1,145)	(2,060)

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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of July 31, 2021 and August 1, 2020, the results of its consolidated operations for the thirteen and twenty-six weeks ended July 31, 2021 and August 1, 2020, consolidated comprehensive income (loss) for the thirteen and twenty-six weeks ended July 31, 2021 and August 1, 2020, consolidated cash flows for the twenty-six weeks ended July 31, 2021 and August 1, 2020, and consolidated stockholders’ equity for the thirteen and twenty-six weeks ended July 31, 2021 and August 1, 2020. The consolidated financial position as of January 30, 2021 was derived from audited financial statements. Due to the seasonal nature of the Company’s business, the results of operations for the thirteen and twenty-six weeks ended July 31, 2021 and August 1, 2020 are not necessarily indicative of operating results for a full fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2021.
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
Terms that are commonly used in the Company’s notes to consolidated financial statements are defined as follows:
•Second Quarter 2021 — The thirteen weeks ended July 31, 2021
•Second Quarter 2020 — The thirteen weeks ended August 1, 2020
•Year-To-Date 2021 — The twenty-six weeks ended July 31, 2021
•Year-To-Date 2020 — The twenty-six weeks ended August 1, 2020
•FASB — Financial Accounting Standards Board

•SEC — U.S. Securities and Exchange Commission
•U.S. GAAP — Generally Accepted Accounting Principles in the United States
•FASB ASC — FASB Accounting Standards Codification, which serves as the source for authoritative U.S. GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative U.S. GAAP for SEC registrants
Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated. As of July 31, 2021 and August 1, 2020, the Company did not have any investments in unconsolidated affiliates. FASB ASC 810—Consolidation is considered when determining whether an entity is subject to consolidation.
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
Stock-based Compensation
The Company generally grants time-vesting stock awards (“Deferred Awards”) and performance-based stock awards (“Performance Awards”) to employees at management levels. The Company also grants Deferred Awards to its non-employee directors. Deferred Awards are granted in the form of restricted stock units that require each recipient to complete a service period. Deferred Awards generally vest ratably over three years, except for those granted to non-employee directors, which generally vest after one year. Performance Awards are granted in the form of restricted stock units which have performance criteria that must be achieved for the awards to vest (the “Target Shares”) in addition to a service period requirement. For Performance Awards, an employee may earn from 0% to 300% of their Target Shares based on the terms of the award and the Company’s achievement of certain performance goals established at the beginning of the applicable performance period. The Performance Awards cliff vest, if earned, after completion of the applicable performance period, which is generally three years. The fair value of Deferred Awards and Performance Awards granted is based on the closing price of our common stock on the grant date.
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
The following table presents our revenues disaggregated by geography:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net sales:	(in thousands)
South	$164,630	$146,345	$330,368	$244,281
Northeast	84,954	82,937	179,976	134,767
West	59,854	55,314	122,077	92,576
Midwest	48,088	40,270	108,892	77,503
International and other	56,329	44,057	108,023	75,003
Total net sales	$413,855	$368,923	$849,336	$624,130

The Company recognizes revenue, including shipping and handling fees billed to customers, upon purchase at the Company’s retail stores or when received by the customer if the product was purchased via e-commerce, net of coupon redemptions and anticipated sales returns. The Company deferred approximately $9.5 million and $5.7 million as of July 31, 2021 and August 1, 2020, respectively, based upon estimated time of delivery, at which point control passes to the customer, and is recorded in accrued expenses and other current liabilities. Sales tax collected from customers is excluded from revenue.
For the sale of goods with a right of return, the Company recognizes revenue for the consideration it expects to be entitled to and calculates an allowance for estimated sales returns based upon the Company’s sales return experience. Adjustments to the allowance for estimated sales returns in subsequent periods are generally not material based on historical data, thereby reducing the uncertainty inherent in such estimates. The allowance for estimated sales returns, which is recorded in accrued expenses and other current liabilities, was approximately $3.1 million and $1.3 million as of July 31, 2021 and August 1, 2020, respectively.
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
The Company has a points-based customer loyalty program in which customers earn points based on purchases and other promotional activities. These points can be redeemed for coupons to discount future purchases. A contract liability is estimated based on the standalone selling price of benefits earned by customers through the program and the related redemption experience under the program. The value of each point earned is recorded as deferred revenue and is included within accrued expenses and other current liabilities. The total contract liabilities related to this program were $7.1 million and $3.3 million as of July 31, 2021 and August 1, 2020, respectively.
The Company’s policy with respect to gift cards is to record revenue as and when the gift cards are redeemed for merchandise. The Company recognizes gift card breakage income in proportion to the pattern of rights exercised by the customer when the Company expects to be entitled to breakage and the Company determines that it does not have a legal obligation to remit the value of the unredeemed gift card to the relevant jurisdiction as unclaimed or abandoned property and is recorded within net sales. Prior to their redemption, gift cards are recorded as a liability, included within accrued expenses and other current liabilities. The total contract liability related to gift cards issued was $12.8 million and $13.6 million as of July 31, 2021 and August 1, 2020, respectively. The liability is estimated based on expected breakage that considers historical patterns of redemption. The following table provides the reconciliation of the contract liability related to gift cards:

Contract Liability
(in thousands)
Balance at January 30, 2021	$13,634
Gift cards sold	10,344
Gift cards redeemed	(9,803)
Gift card breakage	(1,350)
Balance at July 31, 2021	12,825
The Company has an international program of territorial agreements with franchisees. The Company generates revenues from the franchisees from the sale of product and, in certain cases, sales royalties. The Company records net sales and cost of goods sold on the sale of product to franchisees when the franchisee takes ownership of the product. The Company records net sales for royalties when the applicable franchisee sells the product to their customers. Under certain agreements, the Company receives a fee from each franchisee for exclusive territorial rights and based on the opening of new stores. The Company records these territorial fees as deferred revenue and amortizes the fee into net sales over the life of the territorial agreement.

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
Upon the temporary closure of the Company’s store fleet in March 2020, the Company began negotiating for concessions of certain rent payments for the time the stores were impacted. While more than 99% of our stores have reopened, these discussions and negotiations have remained ongoing and were substantially completed at the end of Second Quarter 2021. For the lease concessions that have been agreed upon and executed, the Company did not reassess each existing contract to determine whether enforceable rights and obligations for concessions existed and elected not to apply the lease modification guidance in ASC 842 to those contracts that shared similar characteristics. Rather, the Company accounts for COVID-19 lease concessions as reductions to variable lease cost.
The following components of lease expense are included in the Company’s consolidated statements of operations.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
	(in thousands)
Operating lease cost	$24,272	$39,042	$50,030	$79,194
Variable lease cost (1)	10,847	8,692	14,221	19,825
Total lease cost	$35,119	$47,734	$64,251	$99,019
____________________________________________
(1) Includes short term leases with lease periods of less than 12 months as well as lease abatements accounted for as reductions to variable lease costs under the COVID-19 expedient of approximately $2.3 million and $10.3 million during the Second Quarter 2021 and Year-To-Date 2021, respectively.
As of July 31, 2021, the weighted-average remaining operating lease term was 4.3 years, and the weighted-average discount rate for operating leases was 5.3%.
Cash paid for amounts included in the measurement of operating lease liabilities during Year-To-Date 2021 was approximately $107.6 million.
ROU assets obtained in exchange for new operating lease liabilities were approximately $6.1 million during Year-To-Date 2021.

As of July 31, 2021, the maturities of lease liabilities were as follows:

July 31, 2021
(in thousands)
Remainder of 2021	$82,045
2022	72,304
2023	49,041
2024	27,693
2025	18,549
Thereafter	50,872
Total lease payments (1)	$300,504
Less: imputed interest	$(15,795)
Present value of lease liabilities	$284,709
____________________________________________
(1)For leases in which the Company applied the COVID-19 expedient, it did not remeasure its ROU assets and lease liabilities for rent concessions specific to Fiscal 2021 and beyond. These amounts will be recognized as variable rent costs in future periods in the amount of $27.0 million.

4. INTANGIBLE ASSETS
On April 4, 2019, the Company acquired certain intellectual property and related assets (the “Gymboree Assets”) of Gymboree Group, Inc. and related entities, which included the worldwide rights to the names “Gymboree” and “Crazy 8” and other intellectual property, including trademarks, domain names, copyrights, and customer databases. These intangible assets, inclusive of acquisition costs, are recorded in the long-term assets section of the consolidated balance sheets.
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
The Company’s intangible assets were as follows:

		July 31, 2021
	Useful life	Gross amount	Accumulated amortization	Net amount
		(in thousands)
Gymboree tradename(1)	Indefinite	$69,953	$—	$69,953
Crazy 8 tradename(1)	5 years	4,000	(1,861)	2,139
Customer databases(2)	3 years	3,000	(2,328)	672
Total intangibles, net		$76,953	$(4,189)	$72,764
:

		January 30, 2021
	Useful life	Gross amount	Accumulated amortization	Net amount
		(in thousands)
Gymboree tradename(1)	Indefinite	$69,953	$—	$69,953
Crazy 8 tradename(1)	5 years	4,000	(1,461)	2,539
Customer databases(2)	3 years	3,000	(1,827)	1,173
Total intangibles, net		$76,953	$(3,288)	$73,665

:

		August 1, 2020
	Useful life	Gross amount	Accumulated amortization	Net amount
		(in thousands)
Gymboree tradename(1)	Indefinite	$69,953	$—	$69,953
Crazy 8 tradename(1)	5 years	4,000	(1,061)	2,939
Customer databases(2)	3 years	3,000	(1,327)	1,673
Total intangibles, net		$76,953	$(2,388)	$74,565
____________________________________________
(1)Included within Tradenames, net in the consolidated balance sheets.
(2)Included within Other assets in the consolidated balance sheets.

5. STOCKHOLDERS’ EQUITY
Share Repurchase Program
In March 2018, the Board of Directors authorized a $250 million share repurchase program (the “2018 Share Repurchase Program”). As of July 31, 2021, there was approximately $79.5 million remaining on the 2018 Share Repurchase Program. Under this program, the Company may repurchase shares on the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under a program will depend on a variety of factors, including price, corporate and regulatory requirements, and other market and business conditions. The Company may suspend or discontinue the program at any time and may thereafter reinstitute purchases, all without prior announcement. In March 2020, the Company suspended share repurchases, other than to satisfy withholding tax requirements of equity award recipients, due to the COVID-19 pandemic.
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
The following table summarizes the Company’s share repurchases:

	Twenty-six Weeks Ended
	July 31, 2021		August 1, 2020
	Shares	Value	Shares	Value
	(in thousands)
Share repurchases related to:
2018 Share Repurchase Program	147	$13,465	292	$15,444
Shares acquired and held in treasury under Deferred Compensation Plan	1.8	$139	1.1	$69

In accordance with the FASB ASC 505—Equity, the par value of the shares retired is charged against common stock and the remaining purchase price is allocated between additional paid-in capital and retained earnings. The portion charged against additional paid-in capital is determined using a pro-rata allocation based on total shares outstanding. Related to all shares retired during Year-To-Date 2021 and Year-To-Date 2020, approximately $10.8 million and $10.6 million respectively, were charged to retained earnings.
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

6. STOCK-BASED COMPENSATION
The following table summarizes the Company’s stock-based compensation expense:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
	(In thousands)
Deferred Awards	$3,188	$3,193	$6,766	$7,507
Performance Awards	7,338	335	11,676	(3,394)
Total stock-based compensation expense (1)	$10,526	$3,528	$18,442	$4,113
____________________________________________
(1)A portion of stock-based compensation is included in cost of sales. Approximately $0.8 million and $0.9 million during the Second Quarter 2021 and the Second Quarter 2020, respectively, were included in cost of sales. During Year-To-Date 2021 and Year-To-Date 2020, approximately $1.7 million and $1.6 million, respectively, were included within cost of sales (exclusive of depreciation and amortization). All other stock-based compensation is included in selling, general, and administrative expenses.
The Company recognized a tax benefit related to stock-based compensation expense of approximately $4.8 million and $1.1 million during Year-To-Date 2021 and Year-To-Date 2020, respectively.

Changes in the Company’s Unvested Stock Awards During Year-To-Date 2021
Deferred Awards

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested Deferred Awards, beginning of period	550	$55.43
Granted	143	75.76
Vested	(217)	86.18
Forfeited	(3)	97.00
Unvested Deferred Awards, end of period	473	$47.12

Total unrecognized stock-based compensation expense related to unvested Deferred Awards approximated $20.4 million as of July 31, 2021, which will be recognized over a weighted average period of approximately 2.0 years.
Performance Awards

	Number of Shares (1)	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested Performance Awards, beginning of period	350	$74.37
Granted	144	73.73
Shares earned in excess of (below) target	(22)	65.34
Vested shares, including shares earned	(118)	95.61
Forfeited	(1)	108.21
Unvested Performance Awards, at end of period	353	$67.50
____________________________________________
(1)For those awards in which the performance period is complete, the number of unvested shares is based on actual shares that will vest upon completion of the service period.

For those awards in which the performance period is not yet complete, the number of unvested shares in the table above is based on the participants earning their Target Shares at 100%. However, the cumulative expense recognized reflects changes in the probability that the performance criteria will be achieved as they occur. Based on the current number of Performance Awards expected to be earned, total unrecognized stock-based compensation expense related to unvested Performance Awards approximated $14.7 million as of July 31, 2021, which will be recognized over a weighted average period of approximately 2.3 years.

7. EARNINGS PER COMMON SHARE
The following table reconciles net income (loss) and share amounts utilized to calculate basic and diluted earnings (loss) per common share:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
	(in thousands)
Net income (loss)	$24,095	$(46,639)	$69,300	$(161,449)

Basic weighted average common shares	14,780	14,634	14,725	14,623
Dilutive effect of stock awards	282	—	307	—
Diluted weighted average common shares	15,062	14,634	15,032	14,623

8. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consist of the following:

	July 31, 2021	January 30, 2021	August 1, 2020
	(in thousands)
Property and equipment:
Land and land improvements	$3,403	$3,403	$3,403
Building and improvements	36,045	36,133	35,927
Material handling equipment	61,649	58,034	56,748
Leasehold improvements	214,229	216,989	228,183
Store fixtures and equipment	224,238	226,404	235,386
Capitalized software	313,371	296,967	288,934
Construction in progress	5,339	15,211	15,620
	858,274	853,141	864,201
Less accumulated depreciation and amortization	(692,716)	(671,340)	(663,238)
Property and equipment, net	$165,558	$181,801	$200,963

At July 31, 2021, the Company reviewed its store related long-lived assets for indicators of impairment, and performed a recoverability test if indicators were identified. Based on the results of the analysis performed, the Company was not required to record an asset impairment charge for the Second Quarter 2021. During Year-To-Date 2021, the Company was not required to record an asset impairment charge.
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
As of July 31, 2021 the Company has capitalized an aggregate of approximately $6.3 million in deferred financing costs related to the ABL Credit Facility. The unamortized balance of deferred financing costs as of July 31, 2021 was approximately $1.2 million. Unamortized deferred financing costs are amortized over the remaining term of the ABL Credit Facility.

The table below presents the components of the Company’s ABL Credit Facility:

	July 31, 2021	January 30, 2021	August 1, 2020
	(in millions)
Credit facility maximum	$360.0	$360.0	$360.0
Borrowing base (1)	354.0	282.2	326.7

Outstanding borrowings	199.8	169.8	250.8
Letters of credit outstanding—standby	7.4	8.2	6.2
Utilization of credit facility at end of period	207.2	178.0	257.0

Availability (2)	$146.8	$104.2	$69.7

Interest rate at end of period	3.8%	4.2%	4.1%

	Year-To-Date 2021	Fiscal 2020	Year-To-Date 2020
Average end of day loan balance during the period	$213.5	$216.2	$233.1
Highest end of day loan balance during the period	269.7	$275.6	$272.2
Average interest rate	3.9%	3.8%	3.5%
____________________________________________
(1)Lower of the credit facility maximum or the total borrowing base collateral.
(2)The sub-limit availability for letters of credit was $42.6 million at July 31, 2021, $41.8 million at January 30, 2021, and $43.8 million at August 1, 2020.

Long-Term Debt
Long-term debt is solely comprised of the Term Loan transaction completed during the third quarter of 2020, as discussed below.
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
The Term Loan: (i) matures on the earlier of October 5, 2025 or the maturity date under the ABL Credit Facility, currently in May 2024; (ii) bears interest, payable monthly, at the greater of (a) the three month LIBOR Rate published in the Wall Street Journal, and (b) 1.00%, plus 7.75% or 8.00% depending on the average excess availability of credit under the ABL Credit Facility, adjusted quarterly; and (iii) amortizes by (x) 5.00% per annum payable quarterly beginning with the fiscal quarter ending on or around July 31, 2021 through the fiscal quarter ending on or around April 30, 2022, (y) 7.50% per annum payable quarterly beginning with the fiscal quarter ending on or around July 31, 2022 through the fiscal quarter ending on or around April 30, 2023, and (z) 10.00% per annum payable quarterly thereafter. For the Second Quarter 2021 and Year-To-Date 2021, the Company recognized $1.8 million and $3.6 million, respectively, within interest expense related to the Term Loan.
The Term Loan is secured by a first priority security interest in the Company’s intellectual property, certain furniture, fixtures and equipment, and pledges of subsidiary capital stock, and a second priority security interest in the collateral securing the ABL Credit Facility. The Term Loan is guaranteed, subject to certain exceptions, by each of the Company’s subsidiaries that guarantees the ABL Credit Facility.
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
The following table summarizes the current and long-term portion of the long-term debt:

July 31, 2021
(in thousands)
Term Loan principal	$80,000
Less: Unamortized discount, net	(964)
Less: Unamortized debt issuance costs, net	(1,057)
Term Loan, net	77,979
Less: Current portion, net	(3,770)
Long-term debt, net	$74,209

Future principal payments of long-term debt due in each of the next four years subsequent to July 31, 2021 are as follows:

Period	Future Principal Payments
(in thousands)
Remainder of 2021	$2,000
2022	5,500
2023	7,500
2024	65,000
2025	—
Total future principal payments	$80,000

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
The Company’s effective tax rate for the Second Quarter 2021 was a tax provision of 27.3% as compared to a tax benefit of 30.5% during the Second Quarter 2020. The Company’s income tax expense for the Second Quarter 2021 was $9.1 million compared to an income tax benefit of $20.5 million in the Second Quarter 2020. The decrease in the effective tax rate for the Second Quarter 2021 compared to the Second Quarter 2020 was primarily driven by the tax benefits from the enactment of the CARES Act in the prior year.
The Company’s effective tax rate for Year-To-Date 2021 was a tax provision of 26.8% as compared to a tax benefit of 33.3% for Year-To-Date 2020. The Company’s income tax expense for the Year-To-Date 2021 was $25.3 million compared to an income tax benefit of $80.7 million in Year-To-Date 2020. The decrease in the effective tax rate for Year-To-Date 2021 compared to Year-To-Date 2020 was primarily driven by the tax benefits from the enactment of the CARES Act in the prior year.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. The total amount of unrecognized tax benefits as of July 31, 2021, January 30, 2021, and August 1, 2020 were $8.0 million, $7.9 million, and $6.8 million, respectively, and is included within non-current liabilities. The Company recognized additional interest expense related to unrecognized tax benefits of less than $0.1 million in the Second Quarter 2021 and the Second Quarter 2020. During each of Year-To-Date 2021 and Year-To-Date 2020, the Company recognized less than $0.1 million of additional interest expense.
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

12. SEGMENT INFORMATION
In accordance with FASB ASC 280—Segment Reporting, the Company reports segment data based on geography: The Children’s Place U.S. and The Children’s Place International. Each segment includes an e-commerce business located at www.childrensplace.com and www.gymboree.com. Included in The Children’s Place U.S. segment are the Company’s U.S. and Puerto Rico-based stores and revenue from the Company’s U.S.-based wholesale business. Included in The Children’s Place International segment are the Company’s Canadian-based stores, revenue from the Company’s Canadian-based wholesale business, and revenue from international franchisees. The Company measures its segment profitability based on operating income, defined as income before interest and taxes. Net sales and direct costs are recorded by each segment. Certain inventory procurement functions, such as production and design, as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services, are managed by The Children’s Place U.S. segment. Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales. The assets related to these functions are not allocated. The Company periodically reviews these allocations and adjusts them based upon changes in business circumstances. Net sales to external customers are derived from merchandise sales, and the Company has no major customers that individually account for more than 10% of its net sales. As of July 31, 2021, The Children’s Place U.S. had 615 stores and The Children’s Place International had 93 stores. As of August 1, 2020, The Children’s Place U.S. had 711 stores and The Children’s Place International had 113 stores.
The following tables provide segment level financial information:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
	(in thousands)
Net sales(1):			]
The Children’s Place U.S.	$372,319	$333,034	$771,978	$567,982
The Children’s Place International (2)	41,536	35,889	77,358	56,148
Total net sales	$413,855	$368,923	$849,336	$624,130
Operating income (loss)(1):
The Children’s Place U.S.	$34,355	$(62,623)	$98,267	$(221,959)
The Children’s Place International	3,494	(1,861)	5,489	(15,668)
Total operating income (loss)	$37,849	$(64,484)	$103,756	$(237,627)
Operating income (loss) as a percent of net sales(1):
The Children’s Place U.S.	9.2%	(18.8)%	12.7%	(39.1)%
The Children’s Place International	8.4%	(5.2)%	7.1%	(27.9)%
Total operating income (loss) as a percent of net sales	9.1%	(17.5)%	12.2%	(38.1)%
Depreciation and amortization:
The Children’s Place U.S.	$13,303	$15,594	$27,614	$31,780
The Children’s Place International	1,089	1,114	2,339	2,816
Total depreciation and amortization	$14,392	$16,708	$29,953	$34,596
Capital expenditures:
The Children’s Place U.S.	$6,385	$8,433	$12,872	$13,633
The Children’s Place International	385	102	624	635
Total capital expenditures	$6,770	$8,535	$13,496	$14,268
____________________________________________
(1)Net sales and operating income (loss) were significantly impacted by the COVID-19 pandemic in the Second Quarter 2020.
(2)Net sales from The Children’s Place International are primarily derived from revenues from Canadian operations. Our foreign subsidiaries, primarily in Canada, have operating results based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars.

	July 31, 2021	January 30, 2021	August 1, 2020
Total assets:	(in thousands)
The Children’s Place U.S.	$1,036,830	$1,054,339	$1,088,348
The Children’s Place International	91,618	85,788	79,591
Total assets	$1,128,448	$1,140,127	$1,167,939

13. DERIVATIVE INSTRUMENTS
The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates attributable to inventory purchases denominated in a foreign currency. Specifically, the Company’s Canadian subsidiary’s functional currency is the Canadian dollar, but it purchases inventory from suppliers in U.S. dollars. In order to mitigate the variability of cash flows associated with certain of these forecasted inventory purchases, the Company enters, from time to time, into foreign exchange forward contracts. These contracts typically mature within 12 months. The Company does not use forward contracts to engage in currency speculation, and it does not enter into derivative financial instruments for trading purposes.
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
All derivative instruments are presented at gross fair value on the consolidated balance sheets within either prepaid expenses and other current assets or accrued expenses and other current liabilities. As of July 31, 2021, the Company did not have any open foreign exchange forward contracts. As of August 1, 2020, the Company had foreign exchange forward contracts with an aggregate notional amount of $9.5 million, and the fair value of the derivative instruments was an asset of $1.3 million. As these foreign exchange forward contracts were measured at fair value using observable market inputs such as forward rates, the Company’s credit risk, and our counterparties’ credit risks, they were classified within Level 2 of the fair value hierarchy. Cash settlements related to these forward contracts were recorded in cash flows from operating activities within the consolidated statements of cash flows.
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings within cost of sales (exclusive of depreciation and amortization) in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in earnings within selling, general, and administrative expenses, consistent with where the Company records realized and unrealized foreign currency gains and losses on transactions in foreign denominated currencies. There were no losses related to hedge ineffectiveness during Year-To-Date 2021 or Year-To-Date 2020. Changes in fair value associated with derivatives that were not designated and qualified as cash flow hedges were recognized in earnings within selling, general, and administrative expenses. During Year-To-Date 2021, there were no derivatives that qualified as cash flow hedges.

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
Terms that are commonly used in our management’s discussion and analysis of financial condition and results of operations are defined as follows:
•Second Quarter 2021 — The thirteen weeks ended July 31, 2021
•Second Quarter 2020 — The thirteen weeks ended August 1, 2020
•Year-To-Date 2021 — The twenty-six weeks ended July 31, 2021
•Year-To-Date 2020 — The twenty-six weeks ended August 1, 2020
•Gross Margin — Gross profit expressed as a percentage of net sales
•SG&A — Selling, general, and administrative expenses
•FASB — Financial Accounting Standards Board
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
We are the largest pure-play children’s specialty apparel retailer in North America. We design, contract to manufacture, sell at retail and wholesale, and license to sell, trend right, high quality merchandise predominately at value prices, primarily under our proprietary “The Children’s Place”, “Place”, “Baby Place”, and “Gymboree” brand names. As of July 31, 2021, we had 708 stores across North America, our e-commerce businesses at www.childrensplace.com and www.gymboree.com, and had 208 international points of distribution with our eight franchise partners in 17 countries.
Segment Reporting
In accordance with FASB ASC 280—Segment Reporting, we report segment data based on geography: The Children’s Place U.S. and The Children’s Place International. Each segment includes an e-commerce business located at www.childrensplace.com and www.gymboree.com. Included in The Children’s Place U.S. segment are our U.S. and Puerto Rico-based stores and revenue from our U.S.-based wholesale business. Included in The Children’s Place International segment are our Canadian-based stores, revenue from our Canadian-based wholesale business, as well as revenue from international franchisees. We measure our segment profitability based on operating income, defined as income before interest and taxes. Net sales and direct costs are recorded by each segment. Certain inventory procurement functions such as production and design, as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services, are managed by The Children’s Place U.S. segment. Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales. The assets related to these functions are not allocated. We periodically review these allocations and adjust them based upon changes in business circumstances. Net sales from external customers are derived from merchandise sales, and we have no major customers that individually account for more than 10% of our net sales.
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
As a result of the impact of the COVID-19 pandemic, we have experienced significant business disruption, and on March 18, 2020, we temporarily closed all of our stores across the U.S. and Canada. We reopened the majority of our stores during the last two weeks of June 2020 and, as of July 31, 2021, we had more than 99% of our stores open to the public in the U.S., Canada, and Puerto Rico. Our distribution centers remain open and operating to support our retail store and e-commerce business.
Our strategic actions taken to address the pandemic since March 2020, and our continued execution of our strategic initiatives have allowed us to support the financial and operational stabilization of the Company during these uncertain times.
Operating Highlights
Net sales increased $44.9 million, or 12.2%, to $413.9 million during the Second Quarter 2021 from $368.9 million during the Second Quarter 2020, primarily driven by strong customer response to our product assortment, a reset of our pricing and promotional strategy, strong back-to-school sales driven by the anticipated return to in-person learning, and the enhanced child tax credit payments starting in mid-July. Comparable retail sales were 14.1% for the Second Quarter 2021.
Gross profit increased $100.8 million to $167.9 million during the Second Quarter 2021 from $67.1 million during the Second Quarter 2020. The Second Quarter 2021 results include incremental expenses related to the COVID-19 pandemic, including personal protective equipment and incentive pay for our associates of approximately $0.2 million, compared to $2.7 million in the Second Quarter 2020. Excluding the impact of these charges, gross margin leveraged 2,168 basis points to 40.6% of net sales. The increase was primarily a result of significantly higher merchandise margins in both our digital and stores channels as a result of strategic pricing and promotional changes, lower occupancy expenses due to favorable lease negotiations and permanent store closures, and leverage of fixed expenses resulting from the increase in net sales.

Selling, general, and administrative expenses increased $1.3 million to $115.6 million during the Second Quarter 2021 from $114.3 million during the Second Quarter 2020. The Second Quarter 2021 results include incremental operating expenses, including personal protective equipment for our associates of approximately $0.7 million, restructuring costs of $0.5 million, and fleet optimization costs of $0.3 million. Excluding the impact of these incremental charges, SG&A leveraged 48 basis points to 27.6% of net sales, primarily as a result of the leverage of fixed expenses resulting from the increase in net sales, partially offset by higher incentive compensation accruals. The Second Quarter 2020 results were impacted by incremental operating expenses, primarily personal protective equipment for our associates, of approximately $7.1 million, restructuring costs, primarily related to severance costs for corporate associates, of approximately $3.0 million, and fleet optimization costs of $0.7 million.
Provision for income taxes was $9.1 million during the Second Quarter 2021 compared to a tax benefit of $20.5 million during the Second Quarter 2020. Our effective tax rate was a tax provision of 27.3% and a tax benefit of 30.5% in the Second Quarter 2021 and the Second Quarter 2020, respectively. The decrease in our effective tax rate was primarily driven by the tax benefits from the enactment of the CARES Act in the prior year.
Net income (loss) increased $70.7 million to income of $24.1 million, or $1.60 per diluted share, during the Second Quarter 2021 compared to a net loss of $46.6 million, or $3.19 per diluted share, during the Second Quarter 2020, due to the COVID-19 pandemic and the other factors discussed above. The increase in earnings per share is due to the factors noted above.
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
We continue to evaluate our store fleet as a result of our fleet optimization initiative. We have closed 491 stores, including the 178 stores closed during Fiscal 2020 and 42 stores closed during Year-To-Date 2021, since the announcement of our fleet optimization initiative in 2013. As accelerated demand for online purchasing has increased our digital business, partly as a result of the COVID-19 pandemic, we have accelerated our planned store closures and are targeting a total of 300 retail store closures in Fiscal 2020 and Fiscal 2021.
During Year-To-Date 2021, we repurchased fewer than 0.2 million shares for approximately $13.5 million, consisting of shares surrendered to cover tax withholdings associated with the vesting of equity awards and shares acquired under the Deferred Compensation Plan. As of July 31, 2021, there was approximately $79.5 million in aggregate remaining pursuant to the 2018 Share Repurchase Program. In March 2020, we announced a temporary suspension of our capital return program, inclusive of share repurchases and dividends, other than to satisfy the withholding tax requirements of all equity award recipients.
We have subsidiaries whose operating results are based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars. The table below summarizes those average translation rates that most impact our operating results:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Average Translation Rates (1)
Canadian Dollar	0.8140	0.7313	0.8044	0.7294
Hong Kong Dollar	0.1288	0.1290	0.1288	0.1289
China Yuan Renminbi	0.1552	0.1416	0.1546	0.1419
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
Time-Vesting and Performance-Based Awards
We generally grant time-vesting and performance-based stock awards to employees at management levels and above. We also grant time-vesting stock awards to our non-employee directors. Time-vesting awards are granted in the form of restricted stock units that require each recipient to complete a service period (“Deferred Awards”). Deferred Awards granted to employees generally vest ratably over three years. Deferred Awards granted to non-employee directors generally vest after one year. Performance-based stock awards are granted in the form of restricted stock units which have performance criteria that must be achieved for the awards to be earned in addition to a service period requirement (“Performance Awards”), and each Performance Award has a defined number of shares that an employee can earn (the “Target Shares”). With the approval of the Board’s Compensation Committee, the Company may settle vested Deferred Awards and Performance Awards to the employee in shares, in a cash amount equal to the market value of such shares at the time all requirements for delivery of the award have been met, or in part shares and cash. For Performance Awards, an employee may earn from 0% to 300% of their Target Shares based on the terms of the award and the Company’s achievement of certain performance goals established at the beginning of the applicable performance period. Performance Awards cliff vest, if earned, after completion of the applicable performance period, which is generally three years. The fair value of Deferred Awards and Performance Awards granted is based on the closing price of our common stock on the grant date. Compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover. Compensation expense, as it relates to Performance Awards, is also adjusted based on the probability that the performance criteria will be achieved. While actual forfeitures could vary significantly from those estimated, a 10% change in our estimated forfeiture rate would have impacted our Second Quarter 2021 net income by approximately $0.4 million.
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
Insurance and Self-Insurance Liabilities
Based on our assessment of risk and cost efficiency, we self-insure as well as purchase insurance policies to provide for workers’ compensation, general liability and property losses, cyber-security coverage, as well as directors’ and officers’ liability, vehicle liability, and employee medical benefits. We estimate risks and record a liability based upon historical claim experience, insurance deductibles, severity factors, and other actuarial assumptions. These estimates include inherent uncertainties due to the variability of the factors involved, including type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant, and governmental regulations. While we believe that our risk assessments are appropriate, these uncertainties or a deviation in future claims trends from recent historical patterns could result in our recording additional or reduced expenses, which may be material to our results of operations. Our historical estimates have not differed materially from actual results, and a 10% difference in our insurance reserves as of July 31, 2021 would have impacted net income by approximately $0.4 million.
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

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, selected statements of operations data expressed as a percentage of net sales. We primarily evaluate the results of our operations as a percentage of net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of net sales (i.e., “basis points”). For example, SG&A decreased approximately 310 basis points to 27.9% of net sales during the Second Quarter 2021 from 31.0% during the Second Quarter 2020. Accordingly, to the extent that our sales have increased at a faster rate than our costs (i.e., “leveraging”), the more efficiently we have utilized the investments we have made in our business. Conversely, if our sales decrease or if our costs grow at a faster pace than our sales (i.e., “deleveraging”), we have less efficiently utilized the investments we have made in our business.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization)	59.4	81.8	58.1	92.4
Gross profit	40.6	18.2	41.9	7.6
Selling, general, and administrative expenses	27.9	31.0	26.2	34.1
Depreciation and amortization	3.5	4.5	3.5	5.5
Asset impairment charges	—	0.1	—	6.0
Operating income (loss)	9.1	(17.5)	12.2	(38.1)
Income (loss) before benefit for income taxes	8.0	(18.2)	11.1	(38.8)
Provision (benefit) for income taxes	2.2	(5.6)	3.0	(12.9)
Net income (loss)	5.8%	(12.6)%	8.2%	(25.9)%
Number of Company-operated stores, end of period	708	824	708	824
____________________________________________
Table may not add due to rounding.

The following table sets forth net sales by segment, for the periods indicated.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net sales:	(in thousands)
The Children’s Place U.S.	$372,319	$333,034	$771,978	$567,982
The Children’s Place International	41,536	35,889	77,358	56,148
Total net sales	$413,855	$368,923	$849,336	$624,130

Second Quarter 2021 Compared to Second Quarter 2020
Net sales increased $44.9 million or 12.2%, to $413.9 million during the Second Quarter 2021 from $368.9 million during the Second Quarter 2020, primarily driven by strong customer response to our product assortment, a reset of our pricing and promotional strategy, strong back-to-school sales driven by the anticipated return to in-person learning, and the enhanced child tax credit payments starting in mid-July. Our Second Quarter 2021 was negatively impacted by permanent and temporary store closures and the impact of reduced operating hours in our mall stores as mandated by mall owners. Our Second Quarter 2020 was negatively impacted by the government lockdowns due to the COVID-19 pandemic. Comparable retail sales were 14.1% for the quarter.
We believe that our e-commerce and brick-and-mortar retail store operations are highly interdependent, with both sharing common customers purchasing from a common pool of product inventory. Accordingly, we believe that consolidated omni-channel reporting presents the most meaningful and appropriate measure of our performance, including net sales.
The Children’s Place U.S. net sales increased $39.3 million, or 11.8%, to $372.3 million in the Second Quarter 2021 compared to $333.0 million in the Second Quarter 2020. This increase is primarily driven by strong customer response to our product assortment, a reset of our pricing and promotional strategy, strong back-to-school sales driven by the anticipated return to in-person learning, and the enhanced child tax credit payments starting in mid-July.

The Children’s Place International net sales increased $5.6 million, or 15.7%, to $41.5 million in the Second Quarter 2021 compared to $35.9 million in the Second Quarter 2020. The increase is primarily driven by the difference in government mandated COVID-19 temporary closures compared to the prior year, which impacted all of our Canadian stores for approximately half of the Second Quarter 2020, but only impacted half of our Canadian stores for approximately two-thirds of the Second Quarter 2021.
Total e-commerce sales, which include postage and handling, were 42.7% of net sales during the Second Quarter 2021 compared to 71.0% during the Second Quarter 2020. Our Second Quarter 2020 e-commerce sales were impacted by the temporary closure of the entire store fleet.
Gross profit increased $100.8 million in the Second Quarter 2021, compared to $67.1 million in the Second Quarter 2020. The Second Quarter 2021 results include incremental expenses related to the COVID-19 pandemic, including personal protective equipment and incentive pay for our associates of approximately $0.2 million, compared to $2.7 million in the Second Quarter 2020. Excluding the impact of these charges, gross margin leveraged 2,168 basis points to 40.6% of net sales. The increase was primarily a result of significantly higher merchandise margins in both our digital and stores channels as a result of strategic pricing and promotional changes, lower occupancy expenses due to favorable lease negotiations and permanent store closures, and leverage of fixed expenses resulting from the increase in net sales.
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
Selling, general, and administrative expenses increased $1.3 million to $115.6 million during the Second Quarter 2021 from $114.3 million during the Second Quarter 2020. The Second Quarter 2021 results include incremental operating expenses, including personal protective equipment for our associates of approximately $0.7 million, restructuring costs of $0.5 million, and fleet optimization costs of $0.3 million. Excluding the impact of these incremental charges, SG&A leveraged 48 basis points to 27.6% of net sales, primarily as a result of the leverage of fixed expenses resulting from the increase in net sales, partially offset by higher incentive compensation accruals. The Second Quarter 2020 results were impacted by incremental operating expenses, primarily personal protective equipment for our associates, of approximately $7.1 million, restructuring costs, primarily related to severance costs for corporate associates, of approximately $3.0 million, and fleet optimization costs of $0.7 million.
There were no asset impairment charges during the Second Quarter 2021. Asset impairment charges during the Second Quarter 2020 were $0.5 million, including the ROU assets recorded in connection with Topic 842, primarily related to six stores. These charges were related to underperforming stores identified in our ongoing store portfolio evaluation primarily as a result of decreased net revenues and cash flow projections resulting from the COVID-19 disruption.
Depreciation and amortization was $14.4 million during the Second Quarter 2021 compared to $16.7 million during the Second Quarter 2020, primarily driven by the permanent closure of 118 stores during the past twelve months.
Interest expense, net was $4.7 million during the Second Quarter 2021 compared to $2.6 million during the Second Quarter 2020, primarily driven by a higher debt balance and the higher interest rate associated with our Term Loan.
Provision (benefit) for income taxes was $9.1 million during the Second Quarter 2021 compared to a tax benefit of $20.5 million during the Second Quarter 2020. Our effective tax rate was 27.3% and 30.5% in the Second Quarter 2021 and the Second Quarter 2020, respectively. The decrease in our effective tax rate was primarily driven by the tax benefits from the enactment of the CARES Act in the prior year.
Net income (loss) increased $70.7 million to income of $24.1 million, or $1.60 per diluted share, during the Second Quarter 2021 compared to a net loss of $46.6 million, or $3.19 per diluted share, during the Second Quarter 2020, due to the COVID-19 pandemic and the other factors discussed above. The increase in earnings per share is due to the factors noted above.

Year-To-Date 2021 Compared to Year-To-Date 2020
Net sales increased $225.2 million, or 36.1%, to $849.3 million during Year-To-Date 2021 from $624.1 million during Year-To-Date 2020 primarily driven by strong customer response to our product assortment, strategic pricing and promotional changes, and the unprecedented level of stimulus and enhanced child tax credit payments to our customers resulting from the government pandemic relief legislation. Our Year-To-Date 2021 net sales were negatively impacted by permanent and temporary store closures and the impact of reduced operating hours in our mall stores, as mandated by the mall owners. Our Year-To-Date 2020 net sales were negatively impacted by the initial onset of the COVID-19 pandemic. Comparable retail sales were 41.3% for the six months ended July 31, 2021.

We believe that our e-commerce and brick-and-mortar retail store operations are highly interdependent, with both sharing common customers purchasing from a common pool of product inventory. Accordingly, we believe that consolidated omni-channel reporting presents the most meaningful and appropriate measure of our performance, including net sales.
The Children’s Place U.S. net sales increased $204.0 million, or 35.9%, to $772.0 million during Year-To-Date 2021 compared to $568.0 million during Year-To-Date 2020.  This increase is primarily driven by strong customer response to our product assortment, strategic pricing and promotional changes, and the unprecedented level of stimulus and enhanced child tax credit payments to our customers resulting from the government pandemic relief legislation.
The Children’s Place International net sales increased $21.2 million, or 37.8%, to $77.4 million during Year-To-Date 2021 compared to $56.1 million during Year-To-Date 2020.  The increase is primarily driven by the difference in government mandated COVID-19 temporary closures compared to the prior year, which impacted 100% of our Canadian stores during Year-To-Date 2020 but only approximately 50% of our stores for Year-To-Date 2021.
Total e-commerce sales, which include postage and handling, decreased to 42.6% of net sales during Year-To-Date 2021 from 63.6% during Year-To-Date 2020. Our Second Quarter 2020 e-commerce sales were impacted by the temporary closure of the entire fleet.
Gross profit increased $308.7 million to $356.1 million during Year-To-Date 2021 from $47.4 million during Year-To-Date 2020.  The comparability of our gross profit was impacted by incremental expenses, including personal protective equipment and incentive pay for our associates, of approximately $1.2 million. Excluding the impact of these charges, leveraged 2,362 basis points to 42.1% of net sales. The increase is primarily due to the leverage of fixed expenses resulting from the increase in net sales, higher merchandise margins in both our digital and stores channels due to strategic pricing and promotional changes, lower occupancy expenses due to rent abatements of $10.3 million, favorable lease negotiations, and permanent store closures. The Year-To-Date 2020 results were impacted by an inventory provision of approximately $63.2 million, related to the adverse business disruption resulting from the COVID-19 pandemic, including store closures and incremental expenses, including personal protective equipment and incentive pay for our associates, of approximately $4.4 million.
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
Selling, general, and administrative expenses increased $9.6 million to $222.4 million during Year-To-Date 2021 from $212.8 million during Year-To-Date 2020. The comparability of our SG&A was impacted by incremental operating expenses, including personal protective equipment and incentive pay for our associates, of approximately $1.2 million, restructuring costs, primarily related to severance costs for corporate and store associates, of approximately $1.1 million, fleet optimization costs of approximately $1.0 million, and contract termination costs of approximately $0.8 million. Excluding the impact of these charges, SG&A leveraged 570 basis points due to the leverage of fixed expenses resulting from the increase in net sales, partially offset by higher incentive compensation accruals. The Year-To-Date 2020 results were impacted by incremental operating expenses, including personal protective equipment and incentive pay for our associates, of approximately $7.8 million, restructuring costs, primarily related to severance costs for corporate and store associates, of approximately $6.4 million, the write-off of certain account receivables of approximately $1.1 million, fleet optimization costs of $0.7 million, Gymboree integration costs of $0.6 million, and legal reserves of $0.3 million.
There were no asset impairment charges during Year-To-Date 2021. Asset impairment charges were $37.6 million during Year-To-Date 2020, including the ROU assets recorded in connection with Topic 842, primarily for 418 stores. These charges were related to underperforming stores identified in our ongoing store portfolio evaluation primarily as a result of decreased net revenues and cash flow projections resulting from the COVID-19 disruption.
Depreciation and amortization was $30.0 million during Year-To-Date 2021 compared to $34.6 million during Year-To-Date 2020 primarily driven by the permanent closure of 118 stores during the past twelve months.
Interest Expense, net was $9.1 million during Year-To-Date 2021 compared to $4.5 million during Year-To-Date 2020. The increase in interest expense was driven by a higher debt balance and the higher interest rate associated with our Term Loan.
Provision (benefit) for income taxes was a tax provision of $25.3 million during Year-To-Date 2021 compared to a tax benefit of $80.7 million during Year-To-Date 2020. Our effective tax rate was 26.8% and 33.3% during Year-To-Date 2021 and Year-To-Date 2020, respectively. The decrease in our tax provision was primarily driven by the tax benefits from the enactment of the CARES Act in the prior year.
Net income (loss) increased $230.7 million to income of $69.3 million, or $4.61 per diluted share, during Year-To-Date 2021 compared to loss of $161.4 million, or $11.04 per diluted share, during Year-To-Date 2020, due to the COVID-19 pandemic and the other factors discussed above. The increase in earnings per share is due to the factors noted above.

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
Our strategic actions during the pandemic preserved the Company’s financial and operational flexibility and liquidity in Fiscal 2020. Our working capital deficit improved $276.5 million to a working deficit of $63.1 million as of July 31, 2021 compared to a working deficit of $339.7 million as of August 1, 2020, primarily due to the Company’s strategic actions discussed above and other cash management activities to preserve liquidity during the pandemic, as well as lower current lease liabilities resulting from favorable lease negotiations, and the Term Loan transaction completed in the Third Quarter 2020. We used approximately $3.3 million in cash from operations during Year-To-Date 2021 due to the repayment of certain suspended Fiscal 2020 rents, net of abatements, as well as other planned changes in working capital, which brought vendor payables in line with historical payment terms. Also, during Year-To-Date 2021, the Company repurchased shares for approximately $13.5 million, inclusive of shares repurchased and surrendered to cover tax withholdings associated with the vesting of equity awards.
Our ABL Credit Facility provides for borrowings up to the lesser of $360 million, or our borrowing base, as defined by the credit facility agreement. As of July 31, 2021, we had $199.8 million of outstanding borrowings and $146.8 million available for borrowing. In addition, as of July 31, 2021, we had $7.4 million of outstanding letters of credit with an additional $42.6 million available for issuing letters of credit.
We expect to be able to meet our working capital and capital expenditure requirements for the foreseeable future by using our cash on hand, cash flows from operations, and availability under our ABL Credit Facility.
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
As of July 31, 2021, we have capitalized an aggregate of approximately $6.3 million in deferred financing costs related to the ABL Credit Facility. The unamortized balance of deferred financing costs as of July 31, 2021 was approximately $1.2 million. Unamortized deferred financing costs are amortized over the remaining term of the ABL Credit Facility.
The table below presents the components of the Company’s ABL Credit Facility:

	July 31, 2021	January 30, 2021	August 1, 2020
	(in millions)
Credit facility maximum	$360.0	$360.0	$360.0
Borrowing base (1)	354.0	282.2	326.7

Outstanding borrowings	199.8	169.8	250.8
Letters of credit outstanding—standby	7.4	8.2	6.2
Utilization of credit facility at end of period	207.2	178.0	257.0

Availability (2)	$146.8	$104.2	$69.7

Interest rate at end of period	3.8%	4.2%	4.1%

	Year-To-Date 2021	Fiscal 2020	Year-To-Date 2020
Average end of day loan balance during the period	$213.5	$216.2	$233.1
Highest end of day loan balance during the period	269.7	275.6	272.2
Average interest rate	3.9%	3.8%	3.5%
____________________________________________
(1) Lower of the credit facility maximum or the total borrowing base collateral.
(2)The sub-limit availability for the letters of credit was $42.6 million as of July 31, 2021, $41.8 million as of January 30, 2021, and $43.8 million as of August 1, 2020.

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
Among other covenants, the Loan Agreement limits our ability to incur certain liens, to incur certain indebtedness, including under the ABL Credit Facility, to make certain investments, acquisitions, dispositions or restricted payments, or to change the nature of our business. These covenants are substantially the same covenants as provided in the ABL Credit Facility.
The Loan Agreement contains customary events of default, which include (subject in certain cases to customary grace and cure periods), nonpayment of principal or interest, breach of other covenants in the Loan Agreement, failure to pay certain other indebtedness, including under the ABL Credit Facility, and certain events of bankruptcy, insolvency or reorganization.
Cash Flows/Capital Expenditures
During Year-To-Date 2021, cash flows used in operating activities were $3.3 million compared to $83.2 million during Year-To-Date 2020. Year-To-Date 2021 cash flows used in operating activities were primarily the result of the repayment of certain suspended 2020 rents, net of abatements, as well as other planned changes in working capital, which brought our vendor payables in line with historical payment terms, partially offset by net income. Year-To-Date 2020 cash flows used in operating activities were primarily driven by the impact of the temporary closure of our entire store fleet resulting from the onset of the COVID-19 pandemic.
During Year-To-Date 2021, cash flows used in investing activities were $13.5 million compared to $14.1 million during Year-To-Date 2020. This change was primarily driven by the timing of capital expenditures.
During Year-To-Date 2021, cash flows provided by financing activities were $16.2 million compared to $64.6 million during Year-To-Date 2020. The decrease primarily resulted from a decrease in net borrowings under the ABL Credit Facility.
We anticipate that total capital expenditures will be in the range of $40 million in Fiscal 2021, primarily related to our business transformation initiatives, including digital and supply chain fulfillment, compared to $30.6 million during Fiscal 2020. Our ability to continue to meet our capital requirements in Fiscal 2021 depends on our cash on hand, our ability to generate cash flows from operations, and our available borrowings under our ABL Credit Facility. Cash flow generated from operations depends on our ability to achieve our financial plans. We believe that our existing cash on hand, cash generated from operations, and funds available to us through our ABL Credit Facility will be sufficient to fund our capital and other cash requirements for the foreseeable future.
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

Interest Rates
Our ABL Credit Facility bears interest at a floating rate equal to the prime rate or LIBOR, plus a calculated spread based on our average excess availability. As of July 31, 2021, we had $199.8 million in borrowings under our credit facility. A 10% change in the prime rate or LIBOR interest rates would not have had a material impact on our interest expense.
Our Term Loan bears interest at a floating rate at the greater of: (a) the three month LIBOR Rate published in the Wall Street Journal, and (b) 1.00%, plus 7.75% or 8.00% depending on the average excess availability of credit under the ABL Credit Facility. As of July 31, 2021, the outstanding balance of the Term Loan was $80 million. A 10% change in the three month LIBOR Rate would not have had a material impact on our interest expense.
Foreign Assets and Liabilities
Assets and liabilities outside the United States are primarily located in Canada and Hong Kong. Our investments in our Canadian and Hong Kong subsidiaries are considered long-term. As of July 31, 2021, net assets in Canada and Hong Kong were approximately $23.3 million and $17.8 million, respectively. A 10% increase or decrease in the Canadian and Hong Kong exchange rates would increase or decrease the corresponding net investment by approximately $2.3 million and $1.8 million, respectively. All changes in the net investment of our foreign subsidiaries are recorded in other comprehensive income as unrealized gains or losses.
As of July 31, 2021, we had approximately $59.0 million of our cash and cash equivalents held in foreign countries, of which approximately $37.5 million was in Hong Kong, approximately $13.1 million was in Canada, and approximately $8.4 million was in other foreign countries.
Foreign Operations
We have exchange rate exposure primarily with respect to certain revenues and expenses denominated in Canadian dollars. As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses. Assuming a 10% change in foreign exchange rates, the Second Quarter 2021 net sales could have decreased or increased by approximately $6.8 million, and total costs and expenses could have decreased or increased by approximately $8.4 million. Additionally, we have foreign currency denominated receivables and payables that, when settled, result in transaction gains or losses. As of July 31, 2021, we had foreign currency denominated receivables and payables, including inter-company balances, of $12.5 million and $7.1 million, respectively.
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
Management, including our Chief Executive Officer and President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of July 31, 2021. Based on that evaluation, our Chief Executive Officer and President and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level, as of July 31, 2021, to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive, principal accounting, and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
In March 2018, the Board of Directors authorized a $250 million share repurchase program (the “2018 Share Repurchase Program”). Under the 2018 Share Repurchase Program, the Company may repurchase shares on the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under the programs will depend on a variety of factors, including price, corporate and regulatory requirements, and other market and business conditions. We may suspend or discontinue the program at any time, and may thereafter reinstitute purchases, all without prior announcement. In March 2020, the Company suspended share repurchases, other than to satisfy withholding tax requirements of equity award recipients, due to the COVID-19 pandemic.
The following table provides a month-by-month summary of our share repurchase activity during the Second Quarter 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs
5/2/21-5/29/21 (1)	20,870	$80.10	19,934	88,960
5/30/21-7/3/21 (2)	96,973	$97.42	96,973	79,513
7/4/21-7/31/21 (2)	463	$89.02	463	79,472
Total	118,306	$94.33	117,370	79,472
____________________________________________
(1)Consists of 936 shares acquired as treasury stock as directed by participants in the Company's deferred compensation plan and 19,934 shares withheld to cover taxes in conjunction with the vesting of stock awards.
(2)Consists of 96,973 shares and 463 shares withheld to cover taxes in conjunction with the vesting of stock awards.

Item 6. Exhibits.
The following exhibits are filed with this Quarterly Report on Form 10-Q:

10.2	Letter Agreement dated July 21, 2021 between The Children's Place Services Company, LLC and Jared Shure.

31.1(+)	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2(+)	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32(+)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
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

THE CHILDREN’S PLACE, INC.

Date:	August 31, 2021	By:	/S/ JANE T. ELFERS
JANE T. ELFERS
Chief Executive Officer and President
(Principal Executive Officer)

Date:	August 31, 2021	By:	/S/ ROBERT HELM
ROBERT HELM
Chief Financial Officer
(Principal Accounting and Financial Officer)