Form 10-Q
period 2021-10-30
Childrens Place, Inc.
filed 2021-12-08
CIK 1041859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
 FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock with a par value of $0.10 per share, as of November 30, 2021 was 14,361,889 shares.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED OCTOBER 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.CONSOLIDATED FINANCIAL STATEMENTS

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 30, 2021	January 30, 2021	October 31, 2020
	(unaudited)		(unaudited)
	(in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$67,062	$63,548	$64,456
Accounts receivable	38,758	39,534	31,376
Inventories	441,817	388,141	427,629
Prepaid expenses and other current assets	59,628	55,860	16,159
Total current assets	607,265	547,083	539,620
Long-term assets:
Property and equipment, net	159,243	181,801	191,544
Right-of-use assets	209,430	283,624	297,206
Tradenames, net	71,892	72,492	72,692
Deferred income taxes	27,801	45,579	93,697
Other assets	12,735	9,548	12,184
Total assets	$1,088,366	$1,140,127	$1,206,943

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Revolving loan	$174,384	$169,778	$179,360
Current portion of long-term debt	28,270	2,270	1,328
Accounts payable	173,055	252,124	283,943
Current lease liabilities	94,122	174,585	171,276
Income taxes payable	10,701	5,508	7,445
Accrued expenses and other current liabilities	143,866	114,234	133,407
Total current liabilities	624,398	718,499	776,759
Long-term liabilities:
Long-term debt	48,892	75,346	76,307
Long-term lease liabilities	154,325	214,173	232,153
Income taxes payable	14,939	14,939	17,589
Other tax liabilities	6,285	6,304	6,821
Other long-term liabilities	17,279	17,489	19,945
Total liabilities	866,118	1,046,750	1,129,574
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—	—
Common stock, $0.10 par value, 100,000 shares authorized; 14,468, 14,641, and 14,641 issued; 14,408, 14,584, and 14,586 outstanding	1,447	1,464	1,464
Additional paid-in capital	164,010	148,519	141,613
Treasury stock, at cost (60, 57, and 55 shares)	(3,373)	(3,164)	(3,095)
Deferred compensation	3,373	3,164	3,095
Accumulated other comprehensive loss	(12,962)	(13,816)	(15,170)
Retained earnings (deficit)	69,753	(42,790)	(50,538)
Total stockholders’ equity	222,248	93,377	77,369
Total liabilities and stockholders’ equity	$1,088,366	$1,140,127	$1,206,943

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
	(in thousands, except earnings per share)
Net sales	$558,225	$425,571	$1,407,561	$1,049,701
Cost of sales (exclusive of depreciation and amortization)	313,394	279,506	806,663	856,229
Gross profit	244,831	146,065	600,898	193,472
Selling, general, and administrative expenses	115,563	106,639	337,921	319,442
Depreciation and amortization	14,204	15,809	44,157	50,405
Asset impairment charges	1,254	294	1,254	37,929
Operating income (loss)	113,810	23,323	217,566	(214,304)
Interest expense	(3,963)	(3,266)	(13,077)	(7,802)
Interest income	4	3	11	60
Income (loss) before provision (benefit) for income taxes	109,851	20,060	204,500	(222,046)
Provision (benefit) for income taxes	30,983	6,740	56,332	(73,917)
Net income (loss)	$78,868	$13,320	$148,168	$(148,129)

Earnings (loss) per common share
Basic	$5.38	$0.91	$10.08	$(10.13)
Diluted	$5.30	$0.91	$9.89	$(10.13)

Weighted average common shares outstanding
Basic	14,668	14,639	14,706	14,628
Diluted	14,873	14,643	14,979	14,628

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
	(in thousands)
Net income (loss)	$78,868	$13,320	$148,168	$(148,129)
Other comprehensive income (loss):
Foreign currency translation adjustment	323	216	854	(876)
Change in fair value of cash flow hedges, net of income taxes	—	(949)	—	(749)
Other comprehensive income (loss)	323	(733)	854	(1,625)
Total comprehensive income (loss)	$79,191	$12,587	$149,022	$(149,754)

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

Thirteen Weeks Ended October 30, 2021
						Accumulated
			Additional		Retained	Other			Total
	Common Stock		Paid-In	Deferred	Earnings	Comprehensive	Treasury Stock		Stockholders’
(in thousands)	Shares	Amount	Capital	Compensation	(Deficit)	Income (Loss)	Shares	Amount	Equity
BALANCE, July 31, 2021	14,831	$1,483	$164,290	$3,304	$15,697	$(13,285)	(59)	$(3,304)	$168,185
Vesting of stock awards	9	1	(1)						—
Stock-based compensation			6,594						6,594
Purchase and retirement of shares	(372)	(37)	(6,873)		(24,812)				(31,722)
Change in cumulative translation adjustment						323			323
Deferral of common stock into deferred compensation plan				69			(1)	(69)	—
Net income					78,868				78,868
BALANCE, October 30, 2021	14,468	$1,447	$164,010	$3,373	$69,753	$(12,962)	(60)	$(3,373)	$222,248

Thirty-nine Weeks Ended October 30, 2021
						Accumulated
			Additional		Retained	Other			Total
	Common Stock		Paid-In	Deferred	Earnings	Comprehensive	Treasury Stock		Stockholders’
(in thousands)	Shares	Amount	Capital	Compensation	(Deficit)	Income (Loss)	Shares	Amount	Equity
BALANCE, January 30, 2021	14,641	$1,464	$148,519	$3,165	$(42,790)	$(13,816)	(57)	$(3,165)	$93,377
Vesting of stock awards	345	35	(35)						—
Stock-based compensation			25,036						25,036
Purchase and retirement of shares	(518)	(52)	(9,510)		(35,625)				(45,187)
Change in cumulative translation adjustment						854			854
Deferral of common stock into deferred compensation plan				208			(3)	(208)	—
Net income					148,168				148,168
BALANCE, October 30, 2021	14,468	$1,447	$164,010	$3,373	$69,753	$(12,962)	(60)	$(3,373)	$222,248

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

Thirteen Weeks Ended October 31, 2020
						Accumulated
			Additional		Retained	Other			Total
	Common Stock		Paid-In	Deferred	Earnings	Comprehensive	Treasury Stock		Stockholders’
(in thousands)	Shares	Amount	Capital	Compensation	(Deficit)	Income (Loss)	Shares	Amount	Equity
BALANCE, August 1, 2020	14,637	$1,464	$138,350	$3,025	$(63,862)	$(14,437)	(52)	$(3,025)	$61,515
Vesting of stock awards	4	—							—
Stock-based compensation			3,275						3,275
Purchase and retirement of shares			(12)		4				(8)
Change in cumulative translation adjustment						216			216
Change in fair value of cash flow hedges, net of income taxes						(949)			(949)
Deferral of common stock into deferred compensation plan				70			(3)	(70)	—
Net income					13,320				13,320
BALANCE, October 31, 2020	14,641	$1,464	$141,613	$3,095	$(50,538)	$(15,170)	(55)	$(3,095)	$77,369

Thirty-nine Weeks Ended October 31, 2020
						Accumulated
			Additional		Retained	Other			Total
	Common Stock		Paid-In	Deferred	Earnings	Comprehensive	Treasury Stock		Stockholders’
(in thousands)	Shares	Amount	Capital	Compensation	(Deficit)	Loss	Shares	Amount	Equity
BALANCE, February 1, 2020	14,762	$1,476	$139,041	$2,956	$108,215	$(13,545)	(51)	$(2,956)	$235,187
Vesting of stock awards	171	17	(17)						—
Stock-based compensation			7,388						7,388
Purchase and retirement of shares	(292)	(29)	(4,799)		(10,624)				(15,452)
Change in cumulative translation adjustment						(876)			(876)
Change in fair value of cash flow hedges, net of income taxes						(749)			(749)
Deferral of common stock into deferred compensation plan				139			(4)	(139)	—
Net loss					(148,129)				(148,129)
BALANCE, October 31, 2020	14,641	$1,464	$141,613	$3,095	$(50,538)	$(15,170)	(55)	$(3,095)	$77,369

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirty-nine Weeks Ended
	October 30, 2021	October 31, 2020
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$148,168	$(148,129)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Non-cash portion of operating lease expense	76,418	81,582
Depreciation and amortization	44,157	50,405
Non-cash stock-based compensation	25,036	7,388
Deferred income tax provision (benefit)	17,974	(80,778)
Asset impairment charges	1,254	37,929
Other non-cash charges, net	1,101	399
Changes in operating assets and liabilities:
Inventories	(55,183)	(100,346)
Accounts receivable and other assets	(2,121)	2,522
Prepaid expenses and other current assets	(4,995)	7,117
Income taxes payable, net of prepayments	6,437	1,667
Accounts payable and other current liabilities	(47,980)	120,784
Lease liabilities	(142,574)	(36,643)
Other long-term liabilities	(244)	5,372
Net cash provided by (used in) operating activities	67,448	(50,731)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(22,000)	(23,763)
Change in deferred compensation plan	48	211
Net cash used in investing activities	(21,952)	(23,552)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	557,034	356,316
Repayments under revolving credit facility	(552,429)	(347,764)
Proceeds from term loan, net of discount	—	78,750
Repayment of term loan	(1,000)	—
Purchase and retirement of common stock, including shares surrendered for tax withholdings and transaction costs	(45,187)	(15,452)
Payment of debt issuance costs	(366)	(1,164)
Net cash provided by (used in) financing activities	(41,948)	70,686
Effect of exchange rate changes on cash and cash equivalents	(34)	(434)
Net increase (decrease) in cash and cash equivalents	3,514	(4,031)
Cash and cash equivalents, beginning of period	63,548	68,487
Cash and cash equivalents, end of period	$67,062	$64,456

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirty-nine Weeks Ended
	October 30, 2021	October 31, 2020
	(in thousands)
OTHER CASH FLOW INFORMATION:
Net cash paid during the period for income taxes	$31,718	$4,975
Cash paid during the period for interest	11,870	6,177
Decrease in accrued capital expenditures	(135)	(2,162)

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.BASIS OF PRESENTATION
Description of Business
The Children’s Place, Inc. and subsidiaries (collectively, the “Company”) is the largest pure-play children’s specialty apparel retailer in North America. The Company provides apparel, footwear, accessories, and other items for children and ‘tweens.’ The Company designs, contracts to manufacture, sells at retail and wholesale, and licenses to sell trend right, high-quality merchandise predominately at value prices, primarily under the Company’s proprietary “The Children’s Place”, “Place”, “Baby Place”, “Gymboree” and “Sugar & Jade” brand names.
The Company classifies its business into two segments: The Children’s Place U.S. and The Children’s Place International. Included in The Children’s Place U.S. segment are the Company’s U.S. and Puerto Rico-based stores and revenue from its U.S.-based wholesale business. Included in The Children’s Place International segment are its Canadian-based stores, revenue from the Company’s Canadian-based wholesale business, as well as revenue from international franchisees. Each segment includes an e-commerce business located at www.childrensplace.com, www.gymboree.com, and www.sugarandjade.com.
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of October 30, 2021 and October 31, 2020, the results of its consolidated operations for the thirteen and thirty-nine weeks ended October 30, 2021 and October 31, 2020, consolidated comprehensive income (loss) for the thirteen and thirty-nine weeks ended October 30, 2021 and October 31, 2020, consolidated cash flows for the thirty-nine weeks ended October 30, 2021 and October 31, 2020, and consolidated changes in stockholders’ equity for the thirteen and thirty-nine weeks ended October 30, 2021 and October 31, 2020. The consolidated balance sheet as of January 30, 2021 was derived from audited financial statements. Due to the seasonal nature of the Company’s business, the results of operations for the thirteen and thirty-nine weeks ended October 30, 2021 and October 31, 2020 are not necessarily indicative of operating results for a full fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2021.
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
Terms that are commonly used in the notes to the Company’s consolidated financial statements are defined as follows:
•Third Quarter 2021 — The thirteen weeks ended October 30, 2021
•Third Quarter 2020 — The thirteen weeks ended October 31, 2020
•Year-To-Date 2021 — The thirty-nine weeks ended October 30, 2021
•Year-To-Date 2020 — The thirty-nine weeks ended October 31, 2020
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
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated. As of October 30, 2021, January 30, 2021 and October 31, 2020, the Company did not have any investments in unconsolidated affiliates. FASB ASC 810—Consolidation is considered when determining whether an entity is subject to consolidation.
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
Stock-based Compensation
The Company generally grants time-vesting stock awards (“Deferred Awards”) and performance-based stock awards (“Performance Awards”) to employees at management levels. The Company also grants Deferred Awards to its non-employee directors. Deferred Awards are granted in the form of restricted stock units that require each recipient to complete a service period. Deferred Awards generally vest ratably over three years, except for those granted to non-employee directors, which generally vest after one year. Performance Awards are granted in the form of restricted stock units which have performance criteria that must be achieved for the awards to vest (the “Target Shares”) in addition to a service period requirement. For Performance Awards, an employee may earn from 0% to 300% of their Target Shares based on the terms of the award and the Company’s achievement of certain performance goals established at the beginning of the applicable performance period. The Performance Awards cliff vest, if earned, after completion of the applicable performance period, which is generally three years. The fair value of Deferred Awards and Performance Awards granted is based on the closing price of the Company’s common stock on the grant date.
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
The Company reviews all stores that have reached comparable sales status, or sooner if circumstances should dictate, on at least an annual basis. The Company believes waiting this period of time allows a store to reach a maturity level where a more comprehensive analysis of financial performance can be performed. For each store that shows indications of impairment, the Company performs a recoverability test comparing estimated undiscounted future cash flows to the carrying value of the related long-lived assets. If the undiscounted cash flows are less than the related net book value of the long-lived assets, they are written down to their fair market value. The Company primarily uses discounted future cash flows directly associated with those assets to determine fair market value of long-lived assets and right-of-use (“ROU”) assets. In evaluating future cash flows, the Company considers external and internal factors. External factors comprise the local environment in which the store resides, including mall traffic, competition, and their effect on sales trends, as well as macroeconomic factors, such as the global COVID-19 pandemic. Internal factors include the Company’s ability to gauge the fashion taste of its customers, control variable costs such as cost of sales and payroll, and in certain cases, its ability to renegotiate lease costs.
Deferred Compensation Plan
The Company has a deferred compensation plan (the “Deferred Compensation Plan”), which is a nonqualified plan, for eligible senior level employees. Under the Deferred Compensation Plan, a participant may elect to defer up to 80% of his or her base salary and/or up to 100% of his or her bonus to be earned for the year following the year in which the deferral election is made. The Deferred Compensation Plan also permits members of the Board of Directors to elect to defer payment of all or a portion of their retainer and other fees to be earned for the year following the year in which a deferral election is made. In addition, eligible employees and directors of the Company may also elect to defer payment of any shares of Company stock that are earned with respect to stock-based awards. Directors may elect to have all or a certain portion of their fees earned for their service on the Board invested in shares of the Company’s common stock. Such elections are irrevocable. The Company is not required to contribute to the Deferred Compensation Plan, but at its sole discretion, can make additional contributions on behalf of the participants. Deferred amounts are not subject to forfeiture and are deemed invested among investment funds offered under the Deferred Compensation Plan, as directed by each participant. Payments of deferred amounts (as adjusted for earnings and losses) are payable following separation from service or at a date or dates elected by the participant at the time the deferral is elected. Payments of deferred amounts are generally made in either a lump sum or in annual installments over a period not exceeding 15 years. All deferred amounts are payable in the form in which they were made, except for Board of Directors fees invested in shares of the Company’s common stock, which are settled in shares of Company common stock. Earlier distributions are not permitted except in the case of an unforeseen hardship.
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
The Company’s derivative assets and liabilities include foreign exchange forward contracts that are measured at fair value using observable market inputs such as forward rates, the Company’s credit risk, and counterparties’ credit risks. Based on these inputs, the Company’s derivative assets and liabilities are classified within Level 2 of the fair value hierarchy.
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
Recently Issued Accounting Standards
Adopted in Fiscal 2021
In December 2019, the FASB issued guidance related to the accounting for income taxes. The guidance aims to simplify the accounting for income taxes by removing certain exceptions to the general principles within the previous guidance and by clarifying and amending the previous guidance. The guidance was effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2020. The Company adopted this guidance in the first quarter of 2021. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

2. REVENUES
Revenues are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
The following table presents the Company’s revenues disaggregated by geography:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net sales:	(in thousands)
South	$194,081	$151,374	$524,449	$395,655
Northeast	129,308	97,668	309,284	232,435
West	80,103	50,896	202,180	143,472
Midwest	71,482	61,740	180,375	139,243
International and other	83,251	63,893	191,273	138,896
Total net sales	$558,225	$425,571	$1,407,561	$1,049,701
The Company recognizes revenue, including shipping and handling fees billed to customers, upon purchase at the Company’s retail stores or when received by the customer if the product was purchased via e-commerce, net of coupon redemptions and anticipated sales returns. The Company deferred sales of $8.8 million and $7.4 million within Accrued expenses and other current liabilities as of October 30, 2021 and October 31, 2020, respectively, based upon estimated time of delivery, at which point control passes to the customer. Sales tax collected from customers is excluded from revenue.
For the sale of goods with a right of return, the Company recognizes revenue for the consideration it expects to be entitled to and calculates an allowance for estimated sales returns based upon the Company’s sales return experience. Adjustments to the allowance for estimated sales returns in subsequent periods are generally not material based on historical data, thereby reducing the uncertainty inherent in such estimates. The allowance for estimated sales returns, which is recorded in accrued expenses and other current liabilities, was $2.9 million and $1.7 million as of October 30, 2021 and October 31, 2020, respectively.
The Company’s private label credit card is issued to customers for use exclusively at The Children’s Place stores and online at www.childrensplace.com, www.gymboree.com, and www.sugarandjade.com, and credit is extended to such customers by a third-party financial institution on a non-recourse basis to the Company. The private label credit card includes multiple performance obligations for the Company, including marketing and promoting the program on behalf of the bank and the operation of the loyalty rewards program. Included in the agreement with the third-party financial institution was an upfront bonus paid to the Company. The upfront bonus is recognized as revenue and allocated between brand and reward obligations. As the license of the Company’s brand is the predominant item in the performance obligation, the amount allocated to the brand obligation is recognized on a straight-line basis over the initial term. The amount allocated to the reward obligation is recognized on a point-in-time basis as redemptions under the loyalty program occur.
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
The Company has a points-based customer loyalty program in which customers earn points based on purchases and other promotional activities. These points can be redeemed for coupons to discount future purchases. A contract liability is estimated based on the standalone selling price of benefits earned by customers through the program and the related redemption experience under the program. The value of each point earned is recorded as deferred revenue and is included within accrued expenses and other current liabilities. The total contract liabilities related to this program were $6.0 million and $2.5 million as of October 30, 2021 and October 31, 2020, respectively.
The Company’s policy with respect to gift cards is to record revenue as and when the gift cards are redeemed for merchandise. The Company recognizes gift card breakage income in proportion to the pattern of rights exercised by the customer when the Company expects to be entitled to breakage and the Company determines that it does not have a legal obligation to remit the value of the unredeemed gift card to the relevant jurisdiction as unclaimed or abandoned property, which is recorded within net sales. Prior to their redemption, gift cards are recorded as a liability within Accrued expenses and other current liabilities. The liability is estimated based on expected breakage that considers historical patterns of redemption. The following table provides the reconciliation of the contract liability related to gift cards:

Contract Liability
(in thousands)
Balance at January 30, 2021	$13,634
Gift cards sold	17,733
Gift cards redeemed	(16,716)
Gift card breakage	(2,256)
Balance at October 30, 2021	$12,395
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

3. LEASES
The Company has operating leases for retail stores, corporate offices, distribution facilities, and certain equipment. The Company’s leases have remaining lease terms ranging from less than one year up to nine years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the lease early.
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
The Company has certain lease agreements structured with both a fixed base rent and a contingent rent based on a percentage of sales over contractual levels, others with only contingent rent based on a percentage of sales, and some with a fixed base rent adjusted periodically for inflation or changes in fair market value of the underlying real estate. Contingent rent is recognized as sales occur. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The Company records all occupancy costs in cost of sales, except costs for administrative office buildings, which are recorded in selling, general, and administrative expenses.
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
Upon the temporary closure of the Company’s store fleet in March 2020, the Company began negotiating for concessions of certain rent payments for the time the stores were impacted. While more than 99% of the Company’s stores have reopened, these discussions and negotiations had remained ongoing and were substantially completed at the end of the second quarter of 2021. For the lease concessions that have been agreed upon and executed, the Company did not reassess each existing contract to determine whether enforceable rights and obligations for concessions existed and elected not to apply the lease modification guidance in ASC 842 to those contracts that shared similar characteristics. Rather, the Company accounts for COVID-19 lease concessions as reductions to variable lease cost.
The following components of lease expense are included in the Company’s consolidated statements of operations.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
	(in thousands)
Operating lease cost	$28,378	$29,218	$78,408	$108,412
Variable lease cost (1)	15,459	16,871	29,680	36,696
Total lease cost	$43,837	$46,089	$108,088	$145,108
____________________________________________
(1)Includes short term leases with lease periods of less than 12 months as well as lease abatements accounted for as reductions to variable lease costs under the COVID-19 expedient of $0.7 million and $11.0 million during the Third Quarter 2021 and Year-To-Date 2021, respectively.
As of October 30, 2021, the weighted-average remaining operating lease term was 4.3 years, and the weighted-average discount rate for operating leases was 5.3%.
Cash paid for amounts included in the measurement of operating lease liabilities during Year-To-Date 2021 was $142.6 million.
ROU assets obtained in exchange for new operating lease liabilities were approximately $6.1 million during Year-To-Date 2021.

As of October 30, 2021, the maturities of lease liabilities were as follows:

October 30, 2021
(in thousands)
Remainder of 2021	$36,503
2022	89,827
2023	50,651
2024	30,406
2025	18,456
Thereafter	50,082
Total lease payments	275,925
Less: imputed interest	(27,478)
Present value of lease liabilities	$248,447

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
The Company’s intangible assets include both indefinite-lived and finite-lived assets. Intangible assets with indefinite lives consist primarily of trademarks and acquired trade names, which are tested for impairment annually or whenever circumstances indicate that a decline in value may have occurred. The Company estimates the fair value of these intangible assets based on an income approach using the relief-from-royalty method. The Company’s finite-lived intangible assets consist primarily of customer lists and other acquisition-related assets. Finite-lived intangible assets are amortized over their estimated useful economic lives and are reviewed for impairment when factors indicate that an impairment may have occurred. The Company recognizes an impairment charge when the estimated fair value of the intangible asset is less than its carrying value.
The Company’s intangible assets were as follows:

		October 30, 2021
	Useful life	Gross amount	Accumulated amortization	Net amount
		(in thousands)
Gymboree tradename(1)	Indefinite	$69,953	$—	$69,953
Crazy 8 tradename(1)	5 years	4,000	(2,061)	1,939
Customer databases(2)	3 years	3,000	(2,578)	422
Total intangibles, net		$76,953	$(4,639)	$72,314

		January 30, 2021
	Useful life	Gross amount	Accumulated amortization	Net amount
		(in thousands)
Gymboree tradename(1)	Indefinite	$69,953	$—	$69,953
Crazy 8 tradename(1)	5 years	4,000	(1,461)	2,539
Customer databases(2)	3 years	3,000	(1,827)	1,173
Total intangibles, net		$76,953	$(3,288)	$73,665

		October 31, 2020
	Useful life	Gross amount	Accumulated amortization	Net amount
		(in thousands)
Gymboree tradename(1)	Indefinite	$69,953	$—	$69,953
Crazy 8 tradename(1)	5 years	4,000	(1,261)	2,739
Customer databases(2)	3 years	3,000	(1,577)	1,423
Total intangibles, net		$76,953	$(2,838)	$74,115
____________________________________________
(1)Included within Tradenames, net in the consolidated balance sheets.
(2)Included within Other assets in the consolidated balance sheets.

5. STOCKHOLDERS’ EQUITY
Share Repurchase Program
In March 2018, the Board of Directors authorized a $250 million share repurchase program (the “2018 Share Repurchase Program”). As of October 30, 2021, there was approximately $47.7 million remaining on the 2018 Share Repurchase Program. In November 2021, the Board of Directors approved another $250.0 million share repurchase program, which adds to the remaining availability under the 2018 Share Repurchase Program. Under these programs, the Company may repurchase shares on the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under a program will depend on a variety of factors, including price, corporate and regulatory requirements, and other market and business conditions. The Company may suspend or discontinue the programs at any time and may thereafter reinstitute purchases, all without prior announcement. From March 2020 through July 2021, the Company suspended share repurchases, other than to satisfy withholding tax requirements of equity award recipients, due to the COVID-19 pandemic.
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
The following table summarizes the Company’s share repurchases:

	Thirty-nine Weeks Ended
	October 30, 2021		October 31, 2020
	Shares	Value	Shares	Value
	(in thousands)
Share repurchases related to:
2018 Share Repurchase Program	518	$45,187	292	$15,452
Shares acquired and held in treasury under Deferred Compensation Plan	3	$208	4	$139
In accordance with the FASB ASC 505—Equity, the par value of the shares retired is charged against common stock and the remaining purchase price is allocated between additional paid-in capital and retained earnings. The portion charged against additional paid-in capital is determined using a pro-rata allocation based on total shares outstanding. During Year-To-Date 2021 and Year-To-Date 2020, $35.6 million and $10.6 million, respectively, was charged to retained earnings related to all shares retired during those periods.
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

6. STOCK-BASED COMPENSATION
The following table summarizes the Company’s stock-based compensation expense:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
	(In thousands)
Deferred Awards	$2,956	$2,775	$9,722	$10,282
Performance Awards	3,638	500	15,314	(2,894)
Total stock-based compensation expense (1)	$6,594	$3,275	$25,036	$7,388
____________________________________________
(1)Stock-based compensation expense recorded within Cost of sales (exclusive of depreciation and amortization) amounted to $0.8 million and $0.9 million in the Third Quarter 2021 and Third Quarter 2020, respectively, and $2.5 million and $2.6 million in the Year-To-Date 2021 and Year-To-Date 2020, respectively. All other stock-based compensation is included in Selling, general, and administrative expenses.
The Company recognized a tax benefit related to stock-based compensation expense of $6.9 million and $2.0 million during Year-To-Date 2021 and Year-To-Date 2020, respectively.
Changes in the Company’s Unvested Stock Awards During Year-To-Date 2021
Deferred Awards

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested Deferred Awards, beginning of period	550	$55.43
Granted	155	76.50
Vested	(227)	86.47
Forfeited	(4)	97.91
Unvested Deferred Awards, end of period	474	47.03
Total unrecognized stock-based compensation expense related to unvested Deferred Awards was $17.9 million as of October 30, 2021, which will be recognized over a weighted average period of approximately 1.8 years.
Performance Awards

	Number of Shares (1)	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested Performance Awards, beginning of period	350	$74.37
Granted	160	74.92
Shares earned in excess of (below) target	(22)	65.34
Vested shares, including shares earned	(118)	95.61
Forfeited	(1)	104.45
Unvested Performance Awards, at end of period	369	68.22
____________________________________________
(1)For awards for which the performance period is complete, the number of unvested shares is based on actual shares that will vest upon completion of the service period. For awards for which the performance period is not yet complete, the number of unvested shares is based on participants earning their Target Shares at 100%.

The cumulative expense recognized for performance shares reflects changes in the probability that the performance criteria will be achieved as they occur. Based on the current number of Performance Awards expected to be earned, total unrecognized stock-based compensation expense related to unvested Performance Awards was $16.0 million as of October 30, 2021, which will be recognized over a weighted average period of approximately 2.0 years.

7. EARNINGS PER COMMON SHARE
The following table reconciles net income (loss) and share amounts utilized to calculate basic and diluted earnings (loss) per common share:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
	(in thousands)
Net income (loss)	$78,868	$13,320	$148,168	$(148,129)

Basic weighted average common shares	14,668	14,639	14,706	14,628
Dilutive effect of stock awards	205	4	273	—
Diluted weighted average common shares	14,873	14,643	14,979	14,628

8. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

	October 30, 2021	January 30, 2021	October 31, 2020
	(in thousands)
Property and equipment:
Land and land improvements	$3,403	$3,403	$3,403
Building and improvements	36,045	36,133	35,927
Material handling equipment	61,717	58,034	56,926
Leasehold improvements	211,420	216,989	226,881
Store fixtures and equipment	221,104	226,404	234,423
Capitalized software	316,440	296,967	295,277
Construction in progress	8,822	15,211	12,701
	858,951	853,141	865,538
Less accumulated depreciation and amortization	(699,708)	(671,340)	(673,994)
Property and equipment, net	$159,243	$181,801	$191,544
At October 30, 2021, the Company reviewed its store related long-lived assets for indicators of impairment, and performed a recoverability test if indicators were identified. Based on the results of the analysis performed, the Company recorded asset impairment charges of $1.3 million, inclusive of ROU assets, in the Third Quarter 2021 and Year-To-Date 2021.
At October 31, 2020, the Company reviewed its store related long-lived assets for 809 stores with a total net book value of approximately $44.0 million for indicators of impairment, and performed a recoverability test if indicators were identified. Based on the results of the analysis performed, the Company recorded asset impairment charges of $0.3 million, inclusive of ROU assets, primarily for one store, in the Third Quarter 2020. The Company recorded asset impairment charges of $37.9 million, inclusive of ROU assets, for 419 stores, during Year-To-Date 2020.

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
As of October 30, 2021 the Company has capitalized an aggregate of approximately $6.3 million in deferred financing costs related to the ABL Credit Facility. The unamortized balance of deferred financing costs as of October 30, 2021 was approximately $1.0 million. Unamortized deferred financing costs are amortized over the remaining term of the ABL Credit Facility.

The table below presents the components of the Company’s ABL Credit Facility:

	October 30, 2021	January 30, 2021	October 31, 2020
	(in millions)
Credit facility maximum	$360.0	$360.0	$360.0
Borrowing base (1)	360.0	282.2	360.0

Outstanding borrowings	174.4	169.8	179.4
Letters of credit outstanding—standby	7.4	8.2	7.8
Utilization of credit facility at end of period	181.8	178.0	187.2

Availability (2)	$178.2	$104.2	$172.8

Interest rate at end of period	3.8%	4.2%	3.9%

	Year-To-Date 2021	Fiscal 2020	Year-To-Date 2020
Average end of day loan balance during the period	$195.0	$216.2	$233.2
Highest end of day loan balance during the period	$269.7	$275.6	$275.6
Average interest rate	3.8%	3.8%	3.7%
____________________________________________
(1)Lower of the credit facility maximum or the total borrowing base collateral.
(2)The sub-limit availability for letters of credit was $42.6 million as of October 30, 2021, $41.8 million as of January 30, 2021, and $42.2 million as of October 31, 2020.
Long-Term Debt
Long-term debt was solely comprised of the Term Loan transaction completed during the third quarter of 2020, as discussed below.
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
The Term Loan: (i) matures on the earlier of October 5, 2025 or the maturity date under the ABL Credit Facility, currently in May 2024; (ii) bears interest, payable monthly, at the greater of (a) the three month LIBOR Rate published in the Wall Street Journal, and (b) 1.00%, plus 7.75% or 8.00% depending on the average excess availability of credit under the ABL Credit Facility, adjusted quarterly; and (iii) amortizes by (x) 5.00% per annum payable quarterly beginning with the fiscal quarter ending on or around July 31, 2021 through the fiscal quarter ending on or around April 30, 2022, (y) 7.50% per annum payable quarterly beginning with the fiscal quarter ending on or around July 31, 2022 through the fiscal quarter ending on or around April 30, 2023, and (z) 10.00% per annum payable quarterly thereafter. For the Third Quarter 2021 and Year-To-Date 2021, the Company recognized $1.9 million and $5.5 million, respectively, within interest expense related to the Term Loan.
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

The following table summarizes the current and long-term portion of the long-term debt:

October 30, 2021
(in thousands)
Term Loan principal	$79,000
Less: Unamortized discount, net	(877)
Less: Unamortized debt issuance costs, net	(961)
Term Loan, net	77,162
Less: Current portion, net (1)	(28,270)
Long-term debt, net	$48,892
____________________________________________
(1)Includes principal of $29.0 million that was repaid in connection with the refinancing of the Term Loan in November 2021 (see Note 14 - Subsequent Events for further information).

Future principal payments of long-term debt due subsequent to October 30, 2021 are as follows:

Period	Future Principal Payments (1)
(in thousands)
Remainder of 2021	$1,000
2022	5,500
2023	7,500
2024	65,000
Total future principal payments	$79,000
____________________________________________
(1)Future principal payments do not give effect to the refinancing of the Term Loan in November 2021 (see Note 14 - Subsequent Events for further information).
On November 16, 2021, the Company completed the refinancing of the ABL Credit Facility and Term Loan with a new lending group led by an affiliate of Wells Fargo by entering into a fourth amendment to its Credit Agreement, dated as of May 9, 2019, with the lenders party thereto. At the same time, the Company repaid outstanding principal of $79.0 million under the Term Loan. The new debt consists of a revolving credit facility with $350.0 million of maximum availability and a $50.0 million term loan (see Note 14 - Subsequent Events for further information).

10. LEGAL AND REGULATORY MATTERS
The Company is a defendant in Rael v. The Children’s Place, Inc., a purported class action, pending in the U.S. District Court, Southern District of California. In the initial complaint filed in February 2016, the plaintiff alleged that the Company falsely advertised discount prices in violation of California’s Unfair Competition Law, False Advertising Law, and Consumer Legal Remedies Act. The plaintiff filed an amended complaint in April 2016, adding allegations of violations of other state consumer protection laws. In August 2016, the plaintiff filed a second amended complaint, adding an additional plaintiff and removing the other state law claims. The plaintiffs’ second amended complaint sought to represent a class of California purchasers and sought, among other items, injunctive relief, damages, and attorneys’ fees and costs.
The Company engaged in mediation proceedings with the plaintiffs in December 2016 and April 2017. The parties reached an agreement in principle in April 2017, and signed a definitive settlement agreement in November 2017, to settle the matter on a class basis with all individuals in the U.S. who made a qualifying purchase at The Children’s Place from February 11, 2012 through January 28, 2020, the date of preliminary approval by the court of the settlement. The Company submitted its memorandum in support of final approval of the class settlement on March 2, 2021. On March 29, 2021, the court granted final approval of the class settlement and denied plaintiff’s motion for attorney’s fees, with the attorney’s fees to be decided after the class recovery amount has been determined. The settlement provides merchandise vouchers for qualified class members who submit valid claims, as well as payment of legal fees and expenses and claims administration expenses. In connection with the settlement, the Company recorded a reserve for $5.0 million in its consolidated financial statements in the first quarter of 2017.

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
The Company’s effective tax rate for the Third Quarter 2021 was 28.2% as compared to 33.6% during the Third Quarter 2020. The Company’s provision for income taxes for the Third Quarter 2021 was $31.0 million compared to $6.7 million in the Third Quarter 2020. The decrease in the effective tax rate for the Third Quarter 2021 compared to the Third Quarter 2020 was primarily driven by tax benefits from the CARES Act in the prior year.
The Company’s effective tax rate for Year-To-Date 2021 was a tax provision of 27.5% as compared to a tax benefit of 33.3% for Year-To-Date 2020. The Company’s provision for income taxes for the Year-To-Date 2021 was $56.3 million compared to an income tax benefit of $73.9 million in Year-To-Date 2020. The decrease in the effective tax rate for Year-To-Date 2021 compared to Year-To-Date 2020 was primarily driven by tax benefits from the CARES Act in the prior year.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. The total amount of unrecognized tax benefits as of October 30, 2021, January 30, 2021, and October 31, 2020 was $8.0 million, $7.9 million, and $6.8 million, respectively, and is included within non-current liabilities. Additional interest expense recognized in the Third Quarter 2021, Third Quarter 2020, Year-To-Date 2021 and Year-To-Date 2020 related to unrecognized tax benefits was not significant.
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

12. SEGMENT INFORMATION
In accordance with FASB ASC 280—Segment Reporting, the Company reports segment data based on geography: The Children’s Place U.S. and The Children’s Place International. Each segment includes an e-commerce business located at www.childrensplace.com, www.gymboree.com, and www.sugarandjade.com. Included in The Children’s Place U.S. segment are the Company’s U.S. and Puerto Rico-based stores and revenue from the Company’s U.S.-based wholesale business. Included in The Children’s Place International segment are the Company’s Canadian-based stores, revenue from the Company’s Canadian-based wholesale business, and revenue from international franchisees. The Company measures its segment profitability based on operating income, defined as income before interest and taxes. Net sales and direct costs are recorded by each segment. Certain inventory procurement functions, such as production and design, as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services, are managed by The Children’s Place U.S. segment. Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales. The assets related to these functions are not allocated. The Company periodically reviews these allocations and adjusts them based upon changes in business circumstances. Net sales to external customers are derived from merchandise sales, and the Company has no major customers that individually account for more than 10% of its net sales. As of October 30, 2021, The Children’s Place U.S. had 611 stores and The Children’s Place International had 92 stores. As of October 31, 2020, The Children’s Place U.S. had 702 stores and The Children’s Place International had 107 stores.
The following tables provide segment level financial information:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
	(in thousands)
Net sales(1):			]
The Children’s Place U.S.	$498,836	$373,625	$1,269,196	$941,607
The Children’s Place International (2)	59,389	51,946	138,365	108,094
Total net sales	$558,225	$425,571	$1,407,561	$1,049,701
Operating income (loss)(1):
The Children’s Place U.S.	$100,456	$17,491	$196,262	$(204,468)
The Children’s Place International	13,354	5,832	21,304	(9,836)
Total operating income (loss)	$113,810	$23,323	$217,566	$(214,304)
Operating income (loss) as a percent of net sales(1):
The Children’s Place U.S.	20.1%	4.7%	15.5%	(21.7)%
The Children’s Place International	22.5%	11.2%	15.4%	(9.1)%
Total operating income (loss) as a percent of net sales	20.4%	5.5%	15.5%	(20.4)%
Depreciation and amortization:
The Children’s Place U.S.	$13,153	$14,542	$40,767	$46,322
The Children’s Place International	1,051	1,267	3,390	4,083
Total depreciation and amortization	$14,204	$15,809	$44,157	$50,405
Capital expenditures:
The Children’s Place U.S.	$8,432	$9,413	$21,304	$23,046
The Children’s Place International	72	82	696	717
Total capital expenditures	$8,504	$9,495	$22,000	$23,763
____________________________________________
(1)Net sales and operating income (loss) were significantly impacted by the COVID-19 pandemic in the Third Quarter 2020 and Year-To-Date 2020.
(2)Net sales from The Children’s Place International are primarily derived from Canadian operations. The Company’s foreign subsidiaries, primarily in Canada, have operating results based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars.

	October 30, 2021	January 30, 2021	October 31, 2020
Total assets:	(in thousands)
The Children’s Place U.S.	$995,835	$1,054,339	$1,113,309
The Children’s Place International	92,531	85,788	93,634
Total assets	$1,088,366	$1,140,127	$1,206,943

13. DERIVATIVE INSTRUMENTS
The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates attributable to inventory purchases denominated in a foreign currency. Specifically, the functional currency of the Company’s Canadian subsidiary is the Canadian dollar, but it purchases inventory from suppliers in U.S. dollars. In order to mitigate the variability of cash flows associated with certain of these forecasted inventory purchases, the Company enters, from time to time, into foreign exchange forward contracts. These contracts typically mature within 12 months. The Company does not use forward contracts to engage in currency speculation, and it does not enter into derivative financial instruments for trading purposes.
The Company accounts for all of its derivatives and hedging activity under FASB ASC 815—Derivatives and Hedging.
Under the Company’s risk management policy and in accordance with guidance under the topic, in order to qualify for hedge accounting treatment, a derivative must be considered highly effective at offsetting changes in either the hedged item’s cash flows or fair value. Additionally, the hedge relationship must be documented to include the risk management objective and strategy, the hedging instrument, the hedged item, the risk exposure, and how hedge effectiveness will be assessed prospectively and retrospectively. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis. The Company discontinues hedge accounting under a foreign exchange forward contract prospectively: (i) if management determines that the derivative is no longer highly effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is terminated, (iii) if the forecasted transaction being hedged by the derivative is no longer probable of occurring, or (iv) if management determines that designation of the derivative as a hedge instrument is no longer appropriate.
All derivative instruments are presented at gross fair value on the consolidated balance sheets within either Prepaid expenses and other current assets or Accrued expenses and other current liabilities. As of October 30, 2021 and October 31, 2020, the Company did not have any open foreign exchange forward contracts.
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

14. SUBSEQUENT EVENTS
Refinancing of ABL Credit Facility and Term Loan
On November 16, 2021, the Company completed the refinancing of its ABL Credit Facility and Term Loan with a new lending group led by an affiliate of Wells Fargo by entering into a fourth amendment to its Credit Agreement, dated as of May 9, 2019, with the lenders party thereto. The new debt consists of a revolving credit facility with $350.0 million of maximum availability and a $50.0 million term loan, both with five year maturities, lower interest rates, reduced reporting requirements, and increased flexibility under the covenants.
The new revolving credit facility is secured by a first-priority lien on substantially all of the Company’s U.S. and Canadian assets, and a second-priority lien on the Company’s intellectual property, and certain furniture, fixtures and equipment. Interest on borrowings is payable monthly at LIBOR plus 1.125% or 1.375%, based on the amount of the Company’s average excess availability under the facility. The new revolving credit facility has an unused line fee of 0.20%.
The new term loan is secured by a first-priority lien on the Company’s intellectual property, and certain furniture, fixtures and equipment, and a second-priority lien on the assets securing the new revolving credit facility. Interest is payable monthly at LIBOR plus 2.50%. The new term loan does not require amortization if certain conditions are met and is pre-payable at any time without penalty.
Concurrently, the Company repaid remaining principal of $79.0 million on its $80.0 million Term Loan with SLR Credit Solutions (formerly known as Crystal Financial LLC).
Share Repurchase Program
In November 2021, the Board of Directors approved another $250.0 million share repurchase program, which adds to the remaining availability under the 2018 Share Repurchase Program.

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
Terms that are commonly used in our management’s discussion and analysis of financial condition and results of operations are defined as follows:
•Third Quarter 2021 — The thirteen weeks ended October 30, 2021
•Third Quarter 2020 — The thirteen weeks ended October 31, 2020
•Year-To-Date 2021 — The thirty-nine weeks ended October 30, 2021
•Year-To-Date 2020 — The thirty-nine weeks ended October 31, 2020
•Fiscal 2021 – The 52 weeks ending January 29, 2022
•Fiscal 2020 – The 52 weeks ended January 30, 2021
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
We are the largest pure-play children’s specialty apparel retailer in North America. We design, contract to manufacture, sell at retail and wholesale, and license to sell, trend right, high quality merchandise predominately at value prices, primarily under our proprietary “The Children’s Place”, “Place”, “Baby Place”, “Gymboree” and “Sugar & Jade” brand names. As of October 30, 2021, we had 703 stores across North America, our e-commerce businesses at www.childrensplace.com and www.gymboree.com, and had 221 international points of distribution with our eight franchise partners in 17 countries, and in November 2021, we launched the Sugar & Jade e-commerce website at www.sugarandjade.com.
Segment Reporting
In accordance with FASB ASC 280—Segment Reporting, we report segment data based on geography: The Children’s Place U.S. and The Children’s Place International. Each segment includes an e-commerce business located at www.childrensplace.com, www.gymboree.com, and www.sugarandjade.com. Included in The Children’s Place U.S. segment are our U.S. and Puerto Rico-based stores and revenue from our U.S.-based wholesale business. Included in The Children’s Place International segment are our Canadian-based stores, revenue from our Canadian-based wholesale business, as well as revenue from international franchisees. We measure our segment profitability based on operating income, defined as income before interest and taxes. Net sales and direct costs are recorded by each segment. Certain inventory procurement functions such as production and design, as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services, are managed by The Children’s Place U.S. segment. Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales. The assets related to these functions are not allocated. We periodically review these allocations and adjust them based upon changes in business circumstances. Net sales from external customers are derived from merchandise sales, and we have no major customers that individually account for more than 10% of our net sales.
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
As a result of the impact of the COVID-19 pandemic, we have experienced significant business disruption, and on March 18, 2020, we temporarily closed all of our stores across the U.S. and Canada. We reopened the majority of our stores during the last two weeks of June 2020 and, as of October 30, 2021, we had more than 99% of our stores open to the public in the U.S., Canada, and Puerto Rico. Our distribution centers remain open and operating to support our retail store and e-commerce business.
Our strategic actions taken to address the pandemic since March 2020, and our continued execution of our strategic initiatives have allowed us to support the financial and operational stabilization of the Company during these uncertain times.
Recent Developments
On November 16, 2021, we completed the refinancing of the asset-based revolving credit facility (the “ABL Credit Facility”) and the $80.0 million term loan (the “Term Loan”) with a new lending group led by an affiliate of Wells Fargo Bank, National Association (“Wells Fargo”) by entering into a fourth amendment to our Credit Agreement, dated as of May 9, 2019, with the lenders party thereto (the “Fourth Amendment”). The new debt consists of a revolving credit facility with $350.0 million of maximum availability and a $50.0 million term loan, both with five year maturities, lower interest rates, reduced reporting requirements, and increased flexibility under the covenants.

The new revolving credit facility is secured by a first-priority lien on substantially all of our U.S. and Canadian assets, and a second-priority lien on our intellectual property, and certain furniture, fixtures and equipment. Interest on borrowings is payable monthly at LIBOR plus 1.125% or 1.375%, based on the amount of our average excess availability under the facility. The new revolving credit facility has an unused line fee of 0.20%.
The new term loan is secured by a first-priority lien on our intellectual property, and certain furniture, fixtures and equipment, and a second-priority lien on the assets securing the new revolving credit facility. Interest is payable monthly at LIBOR plus 2.50%. The new term loan does not require amortization if certain conditions are met and is pre-payable at any time without penalty.
Concurrently, we repaid remaining principal of $79.0 million on the $80.0 million Term Loan with SLR Credit Solutions (formerly known as Crystal Financial LLC).
The description of the Fourth Amendment set forth herein is qualified in its entirety by reference to the full text thereof, a copy of which is filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q.
Operating Highlights
Net sales increased $132.6 million, or 31.2%, to $558.2 million during the Third Quarter 2021 from $425.6 million during the Third Quarter 2020, primarily driven by strong customer response to our product assortment and the strategic reset of our pricing and promotions. Comparable retail sales were 36.2% for the Third Quarter 2021.
Gross profit increased $98.7 million to $244.8 million during the Third Quarter 2021 from $146.1 million during the Third Quarter 2020. The Third Quarter 2021 results included incremental expenses related to the COVID-19 pandemic, including personal protective equipment and incentive pay for our associates of $0.2 million, compared to $3.8 million in the Third Quarter 2020. Excluding the impact of these charges, gross margin leveraged 868 basis points to 43.9% of net sales. The increase was primarily a result of significantly higher merchandise margins in both our digital and stores channels as a result of the strategic reset of our pricing and promotions, the leverage of fixed expenses resulting from the increase in net sales, and lower occupancy expenses due to favorable lease negotiations and permanent store closures.
Selling, general, and administrative expenses increased $9.0 million to $115.6 million during the Third Quarter 2021 from $106.6 million during the Third Quarter 2020. The Third Quarter 2021 results included incremental operating expenses of $0.8 million, including costs for personal protective equipment for our associates, restructuring costs and fleet optimization costs. The Third Quarter 2020 results included incremental operating expenses of $3.2 million, including costs for personal protective equipment for our associates, restructuring costs, primarily related to severance costs for corporate associates, and fleet optimization costs. Excluding the impact of these incremental charges, SG&A leveraged 375 basis points to 20.6% of net sales, primarily as a result of the leverage of fixed expenses resulting from the increase in net sales, partially offset by higher incentive compensation accruals and higher marketing expenses.
Provision for income taxes was $31.0 million during the Third Quarter 2021 compared to $6.7 million during the Third Quarter 2020. Our effective tax rate was 28.2% and 33.6% in the Third Quarter 2021 and the Third Quarter 2020, respectively. The decrease in our effective tax rate was primarily driven by tax benefits from the CARES Act in the prior year.
Net income increased $65.6 million to $78.9 million, or $5.30 per diluted share, during the Third Quarter 2021 compared to $13.3 million, or $0.91 per diluted share, during the Third Quarter 2020, due to the impact of the COVID-19 pandemic in the prior year and the other factors discussed above.
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
We continue to evaluate our store fleet as a result of our fleet optimization initiative. We have closed 496 stores, including the 178 stores closed during Fiscal 2020 and 47 stores closed during Year-To-Date 2021, since the announcement of our fleet optimization initiative in 2013. As a result of favorable lease negotiations, we are now targeting a total of 275 retail store closures since Fiscal 2020, versus the previously announced target of 300 retail store closures.
During Year-To-Date 2021, we repurchased approximately 0.5 million shares of our common stock for $45.2 million, consisting of shares surrendered to cover tax withholdings associated with the vesting of equity awards and shares acquired under the 2018 Share Repurchase Program. As of October 30, 2021, there was approximately $47.7 million remaining pursuant to the 2018 Share Repurchase Program. In November 2021, the Board of Directors approved another $250.0 million share repurchase program, which adds to the remaining availability under the 2018 Share Repurchase Program. In March 2020, we announced a temporary suspension of our capital return program and payment of dividends continues to be temporarily suspended due to the COVID-19 pandemic.
We have subsidiaries whose operating results are based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars. The table below summarizes those average translation rates that most impact our operating results:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Average Translation Rates (1)
Canadian Dollar	0.7956	0.7565	0.8015	0.7384
Hong Kong Dollar	0.1285	0.1290	0.1287	0.1290
China Yuan Renminbi	0.1550	0.1466	0.1547	0.1435
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
Time-Vesting and Performance-Based Awards
We generally grant time-vesting and performance-based stock awards to employees at management levels. We also grant time-vesting stock awards to our non-employee directors. Time-vesting awards are granted in the form of restricted stock units that require each recipient to complete a service period (“Deferred Awards”). Deferred Awards granted to employees generally vest ratably over three years. Deferred Awards granted to non-employee directors generally vest after one year. Performance-based stock awards are granted in the form of restricted stock units which have performance criteria that must be achieved for the awards to be earned in addition to a service period requirement (“Performance Awards”), and each Performance Award has a defined number of shares that an employee can earn (the “Target Shares”). With the approval of the Board’s Compensation Committee, we may settle vested Deferred Awards and Performance Awards to the employee in shares, in a cash amount equal to the market value of such shares at the time all requirements for delivery of the award have been met, or in part shares and cash. For Performance Awards, an employee may earn from 0% to 300% of their Target Shares based on the terms of the award and our achievement of certain performance goals established at the beginning of the applicable performance period. Performance Awards cliff vest, if earned, after completion of the applicable performance period, which is generally three years. The fair value of Deferred Awards and Performance Awards granted is based on the closing price of our common stock on the grant date. Compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover. Compensation expense, as it relates to Performance Awards, is also adjusted based on the probability that the performance criteria will be achieved. While actual forfeitures could vary significantly from those estimated, a 10% change in our estimated forfeiture rate would have impacted our Third Quarter 2021 net income by approximately $0.6 million.
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
We review all stores that have reached comparable sales status, or sooner if circumstances should dictate, on at least an annual basis. We believe waiting this period of time allows a store to reach a maturity level where a more comprehensive analysis of financial performance can be performed. For each store that shows indications of impairment, we perform a recoverability test comparing estimated undiscounted future cash flows to the carrying value of the related long-lived assets. If the undiscounted cash flows are less than the related net book value of the long-lived assets, they are written down to their fair market value. We primarily use discounted future cash flows directly associated with those assets to determine fair market value of long-lived assets and ROU assets. In evaluating future cash flows, we consider external and internal factors. External factors comprise the local environment in which the store resides, including mall traffic, competition, and their effect on sales trends, as well as macroeconomic factors, such as the global pandemic. Internal factors include our ability to gauge the fashion taste of our customers, control over variable costs such as cost of sales and payroll, and in certain cases, our ability to renegotiate lease costs. If external factors should change unfavorably, if actual sales should differ from our projections, or if our ability to control costs is insufficient to sustain the necessary cash flows, future impairment charges could be material.
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
This topic defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a three-level hierarchy, which encourages an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of the hierarchy are defined as follows:
•Level 1 - inputs to the valuation techniques that are quoted prices in active markets for identical assets or liabilities

•Level 2 - inputs to the valuation techniques that are other than quoted prices but are observable for the assets or liabilities, either directly or indirectly
•Level 3 - inputs to the valuation techniques that are unobservable for the assets or liabilities
Our cash and cash equivalents, accounts receivable, assets of the Deferred Compensation Plan, accounts payable, and revolving loan are all short-term in nature. As such, their carrying amounts approximate fair value and fall within Level 1 of the fair value hierarchy. The Company stock included in the Deferred Compensation Plan is not subject to fair value measurement.
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
Insurance and Self-Insurance Liabilities
Based on our assessment of risk and cost efficiency, we self-insure as well as purchase insurance policies to provide for workers’ compensation, general liability and property losses, cyber-security coverage, as well as directors’ and officers’ liability, vehicle liability, and employee medical benefits. We estimate risks and record a liability based upon historical claim experience, insurance deductibles, severity factors, and other actuarial assumptions. These estimates include inherent uncertainties due to the variability of the factors involved, including type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant, and governmental regulations. While we believe that our risk assessments are appropriate, these uncertainties or a deviation in future claims trends from recent historical patterns could result in our recording additional or reduced expenses, which may be material to our results of operations. Our historical estimates have not differed materially from actual results, and a 10% difference in our insurance reserves as of October 30, 2021 would have impacted net income by approximately $0.4 million.
Recently Issued Accounting Standards
Adopted in Fiscal 2021
In December 2019, the FASB issued guidance related to the accounting for income taxes. The guidance aims to simplify the accounting for income taxes by removing certain exceptions to the general principles within the previous guidance and by clarifying and amending the previous guidance. The guidance was effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2020. We adopted this guidance in the first quarter of 2021. The adoption of this guidance did not have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, selected statements of operations data expressed as a percentage of net sales. We primarily evaluate the results of our operations as a percentage of net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of net sales (i.e., “basis points”). For example, SG&A decreased 440 basis points to 20.7% of net sales during the Third Quarter 2021 from 25.1% during the Third Quarter 2020. Accordingly, to the extent that our sales have increased at a faster rate than our costs (i.e., “leveraging”), the more efficiently we have utilized the investments we have made in our business. Conversely, if our sales decrease or if our costs grow at a faster pace than our sales (i.e., “deleveraging”), we have less efficiently utilized the investments we have made in our business.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization)	56.1	65.7	57.3	81.6
Gross profit	43.9	34.3	42.7	18.4
Selling, general, and administrative expenses	20.7	25.1	24.0	30.4
Depreciation and amortization	2.5	3.7	3.1	4.8
Asset impairment charges	0.2	0.1	0.1	3.6
Operating income (loss)	20.4	5.5	15.5	(20.4)
Income (loss) before provision (benefit) for income taxes	19.7	4.7	14.5	(21.2)
Provision (benefit) for income taxes	5.6	1.6	4.0	(7.0)
Net income (loss)	14.1%	3.1%	10.5%	(14.1)%
Number of Company-operated stores, end of period	703	809	703	809
____________________________________________
Table may not add due to rounding.
The following table sets forth net sales by segment for the periods indicated.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net sales:	(in thousands)
The Children’s Place U.S.	$498,836	$373,625	$1,269,196	$941,607
The Children’s Place International	59,389	51,946	138,365	108,094
Total net sales	$558,225	$425,571	$1,407,561	$1,049,701
Third Quarter 2021 Compared to Third Quarter 2020
Net sales increased $132.6 million or 31.2%, to $558.2 million during the Third Quarter 2021 from $425.6 million during the Third Quarter 2020, primarily driven by strong customer response to our product assortment and the strategic reset of our pricing and promotions. Net sales for the Third Quarter 2020 reflected a decrease in back-to-school sales due to schools adopting remote and hybrid learning models, along with the impact of the permanent and temporary store closures. Comparable retail sales were 36.2% for the quarter.
We believe that our e-commerce and brick-and-mortar retail store operations are highly interdependent, with both sharing common customers purchasing from a common pool of product inventory. Accordingly, we believe that consolidated omni-channel reporting presents the most meaningful and appropriate measure of our performance, including net sales.
The Children’s Place U.S. net sales increased $125.2 million, or 33.5%, to $498.8 million in the Third Quarter 2021 compared to $373.6 million in the Third Quarter 2020. This increase was primarily driven by strong customer response to our product assortment and the strategic reset of our pricing and promotions.
The Children’s Place International net sales increased $7.4 million, or 14.3%, to $59.4 million in the Third Quarter 2021 compared to $51.9 million in the Third Quarter 2020. This increase was primarily driven by strong customer response to our product assortment and the strategic reset of our pricing and promotions.
Total e-commerce sales, which include postage and handling, were 45.4% of net sales during the Third Quarter 2021 compared to 43.9% during the Third Quarter 2020.

Gross profit increased $98.7 million to $244.8 million in the Third Quarter 2021, compared to $146.1 million in the Third Quarter 2020. The Third Quarter 2021 results included incremental expenses related to the COVID-19 pandemic, including personal protective equipment and incentive pay for our associates of $0.2 million, compared to $3.8 million in the Third Quarter 2020. Excluding the impact of these charges, gross margin leveraged 868 basis points to 43.9% of net sales. The increase was primarily a result of significantly higher merchandise margins, resulting from double-digit AUR increases, in both our digital and stores channels as a result of the strategic reset of our pricing and promotions, the leverage of fixed expenses resulting from the increase in net sales, and lower occupancy expenses due to favorable lease negotiations and permanent store closures.
Gross profit as a percentage of net sales is dependent upon a variety of factors, including changes in the relative sales mix among distribution channels, changes in the mix of products sold, the timing and level of promotional activities, foreign currency exchange rates, and fluctuations in material costs. These factors, among others, may cause gross profit as a percentage of net sales to fluctuate from period to period.
Selling, general, and administrative expenses increased $9.0 million to $115.6 million during the Third Quarter 2021 from $106.6 million during the Third Quarter 2020. The Third Quarter 2021 results included incremental operating expenses, including personal protective equipment for our associates of $0.3 million, restructuring costs of $0.1 million, and fleet optimization costs of $0.3 million. The Third Quarter 2020 results included incremental operating expenses, primarily personal protective equipment for our associates, of $1.6 million, restructuring costs, primarily related to severance costs for corporate associates, of $0.9 million, and fleet optimization costs of $0.6 million. Excluding the impact of these incremental charges, SG&A leveraged 375 basis points to 20.6% of net sales, primarily as a result of the leverage of fixed expenses resulting from the increase in net sales, partially offset by higher incentive compensation accruals and higher marketing expenses.
Asset impairment charges during the Third Quarter 2021 were $1.3 million, inclusive of ROU assets, primarily related to two stores. Asset impairment charges during the Third Quarter 2020 were $0.3 million, inclusive of ROU assets, primarily related to one store. These charges were related to underperforming stores identified in our ongoing store portfolio evaluation primarily as a result of decreased net sales and cash flow projections.
Depreciation and amortization was $14.2 million during the Third Quarter 2021, compared to $15.8 million during the Third Quarter 2020. The decrease was primarily driven by decreased depreciation of capitalized software and the permanent closure of 107 stores during the past twelve months.
Interest expense, net was $4.0 million during the Third Quarter 2021 compared to $3.3 million during the Third Quarter 2020. The increase was primarily driven by a higher debt balance and the higher interest rate associated with our Term Loan.
Provision for income taxes was $31.0 million during the Third Quarter 2021 compared to $6.7 million during the Third Quarter 2020. Our effective tax rate was 28.2% and 33.6% in the Third Quarter 2021 and the Third Quarter 2020, respectively. The decrease in our effective tax rate was primarily driven by tax benefits from the CARES Act in the prior year.
Net income increased $65.6 million to $78.9 million, or $5.30 per diluted share, during the Third Quarter 2021 compared to $13.3 million, or $0.91 per diluted share, during the Third Quarter 2020, due to the impact of COVID-19 pandemic in the prior year and the other factors discussed above.
Year-To-Date 2021 Compared to Year-To-Date 2020
Net sales increased $357.9 million, or 34.1%, to $1.408 billion during Year-To-Date 2021 from $1.050 billion during Year-To-Date 2020 primarily driven by strong customer response to our product assortment, strategic pricing and promotional changes, and the unprecedented level of stimulus and enhanced child tax credit payments to our customers resulting from the government pandemic relief legislation. Our Year-To-Date 2021 net sales were negatively impacted by permanent and temporary store closures and the impact of reduced operating hours in our mall stores, as mandated by the mall owners. Our Year-To-Date 2020 net sales were negatively impacted by the initial onset of the COVID-19 pandemic. Comparable retail sales were 39.3% for the nine months ended October 30, 2021.
We believe that our e-commerce and brick-and-mortar retail store operations are highly interdependent, with both sharing common customers purchasing from a common pool of product inventory. Accordingly, we believe that consolidated omni-channel reporting presents the most meaningful and appropriate measure of our performance, including net sales.
The Children’s Place U.S. net sales increased $327.6 million, or 34.8%, to $1.269 billion during Year-To-Date 2021 compared to $941.6 million during Year-To-Date 2020. This increase was primarily driven by strong customer response to our product assortment, strategic pricing and promotional changes, and the unprecedented level of stimulus and enhanced child tax credit payments to our customers resulting from the government pandemic relief legislation.
The Children’s Place International net sales increased $30.3 million, or 28.0%, to $138.4 million during Year-To-Date 2021 compared to $108.1 million during Year-To-Date 2020. The increase was primarily driven by strong customer response to our product assortment and strategic pricing and promotional changes.

Total e-commerce sales, which include postage and handling, decreased to 43.7% of net sales during Year-To-Date 2021 from 55.6% during Year-To-Date 2020.
Gross profit increased $407.4 million to $600.9 million during Year-To-Date 2021 from $193.5 million during Year-To-Date 2020. The Year-To-Date 2021 results included incremental expenses, including personal protective equipment and incentive pay for our associates, of $1.4 million. The Year-To-Date 2020 results included an inventory provision of $63.2 million related to the adverse business disruption resulting from the COVID-19 pandemic, including store closures and incremental expenses, including personal protective equipment and incentive pay for our associates, of $8.2 million. Excluding the impact of these charges, gross margin leveraged 1,755 basis points to 42.8% of net sales. The increase was primarily due to the leverage of fixed expenses resulting from the increase in net sales, higher merchandise margins in both our digital and stores channels due to strategic pricing and promotional changes, and lower occupancy expenses due to rent abatements of $11.0 million, favorable lease negotiations, and permanent store closures.
Gross profit as a percentage of net sales is dependent upon a variety of factors, including changes in the relative sales mix among distribution channels, changes in the mix of products sold, the timing and level of promotional activities, foreign currency exchange rates, and fluctuations in material costs. These factors, among others, may cause gross profit as a percentage of net sales to fluctuate from period to period.
Selling, general, and administrative expenses increased $18.5 million to $337.9 million during Year-To-Date 2021 from $319.4 million during Year-To-Date 2020. The Year-To-Date 2021 results included incremental operating expenses, including personal protective equipment and incentive pay for our associates, of $1.6 million, restructuring costs, primarily related to severance costs for corporate and store associates, of $1.2 million, fleet optimization costs of $1.3 million, and contract termination costs of $0.8 million. The Year-To-Date 2020 results included incremental operating expenses, including personal protective equipment and incentive pay for our associates, of approximately $9.4 million, restructuring costs, primarily related to severance costs for corporate and store associates, of approximately $7.3 million, the write-off of certain account receivables of approximately $1.1 million, fleet optimization costs of $1.3 million, Gymboree integration costs of $0.6 million, and legal reserves of $0.3 million. Excluding the impact of these charges, SG&A leveraged 486 basis points to 27.3% of net sales due to the leverage of fixed expenses resulting from the increase in net sales, partially offset by higher incentive compensation accruals and higher marketing expenses.
Asset impairment charges during Year-To-Date 2021 were $1.3 million, inclusive of ROU assets, for two stores. Asset impairment charges were $37.9 million during Year-To-Date 2020, inclusive of ROU assets, for 419 stores. The asset impairment charges in the Year-To-Date 2020 were related to underperforming stores identified in our store portfolio evaluation primarily as a result of decreased net sales and cash flow projections resulting from the COVID-19 disruption.
Depreciation and amortization was $44.2 million during Year-To-Date 2021, compared to $50.4 million during Year-To-Date 2020. The decrease was primarily driven by the permanent closure of 107 stores during the past twelve months and decreased depreciation of capitalized software.
Interest Expense, net was $13.1 million during Year-To-Date 2021 compared to $7.7 million during Year-To-Date 2020. The increase in interest expense was driven by a higher debt balance and the higher interest rate associated with our Term Loan.
Provision (benefit) for income taxes was a tax provision of $56.3 million during Year-To-Date 2021 compared to a tax benefit of $73.9 million during Year-To-Date 2020. Our effective tax rate was 27.5% and 33.3% during Year-To-Date 2021 and Year-To-Date 2020, respectively. The decrease in our effective tax rate was primarily driven by tax benefits from the CARES Act in the prior year.
Net income (loss) increased $296.3 million to $148.2 million, or $9.89 per diluted share, during Year-To-Date 2021 compared to a net loss of $148.1 million, or $10.13 per share, during Year-To-Date 2020, due to the impact of the COVID-19 pandemic and the other factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our working capital needs typically follow a seasonal pattern, peaking during the third fiscal quarter based on seasonal inventory purchases. Our primary uses of cash are for working capital requirements, which are principally inventory purchases, the financing of capital projects, including investments in new systems, and for the capital return program (other than payment of dividends, which continue to be temporarily suspended due to the COVID-19 pandemic).
In response to the COVID-19 pandemic, we took the following actions in Fiscal 2020 to preserve liquidity:
•Executed a substantial reduction and/or deferral of all non-essential expenses and capital expenditures;

•Collaborated with vendor partners to extend payment terms and balance forward inventory receipts to reflect reduced demand;
•Temporarily suspended rent payments on all of our U.S. and Canadian retail stores during the first quarter of 2020 and resumed rent payments on a modified basis as stores began to reopen during the second quarter of 2020. Our lease flexibility gave us the opportunity to strategically secure rent abatements for Fiscal 2020 and/or forward rent reductions;
•Evaluated our options on store lease events occurring through the end of Fiscal 2021, impacting approximately 65% of our current store fleet, targeting a total of 275 additional retail store closures in Fiscal 2020 and Fiscal 2021;
•Finalized an amendment to our revolving credit facility, which increased borrowing capacity from $325 million to $360 million for a period of one year, which was subsequently extended in April 2021 for an additional year to April 2022; and
•Temporarily suspended our capital return program, inclusive of share repurchases and dividends.
Our strategic actions during the pandemic preserved our financial and operational flexibility and liquidity in Fiscal 2020. Our working capital deficit improved $220.0 million to a deficit of $17.1 million as of October 30, 2021 compared to a deficit of $237.1 million as of October 31, 2020, primarily reflecting operating results over the past twelve months, the strategic actions discussed above and other cash management activities to preserve liquidity during the pandemic, as well as lower current lease liabilities resulting from favorable lease negotiations, and the Term Loan transaction completed in the Third Quarter 2020. We generated $67.4 million in cash from operations during Year-To-Date 2021 due to earnings during the period, offset by the repayment of certain suspended Fiscal 2020 rents, net of abatements, as well as other planned changes in working capital, which brought vendor payables in line with historical payment terms. Also, during Year-To-Date 2021, we repurchased shares for $45.2 million, inclusive of shares repurchased and surrendered to cover tax withholdings associated with the vesting of equity awards.
On November 16, 2021, we completed the refinancing of the ABL Credit Facility and Term Loan with a new lending group led by an affiliate of Wells Fargo by entering into the Fourth Amendment to our Credit Agreement with the lenders party thereto. The new debt consists of a revolving credit facility with $350.0 million of maximum availability and a $50.0 million term loan (see “Recent Developments” for further information).
We expect to be able to meet our working capital and capital expenditure requirements for the foreseeable future by using our cash on hand, cash flows from operations, and availability under our new revolving credit facility.
Credit Facility
We and certain of our subsidiaries maintain the ABL Credit Facility with Wells Fargo, Bank of America, N.A., HSBC Business Credit (USA) Inc., and JPMorgan Chase Bank, N.A. as the Lenders and Wells Fargo, as Administrative Agent, Collateral Agent, and Swing Line Lender.
The ABL Credit Facility, which expires in May 2024, consists of a $360 million asset-based revolving credit facility that was increased from $325 million as a result of finalizing an amendment with the Lenders on April 24, 2020 to secure an additional $35 million available under the accordion feature for a period of one year. The ABL Credit Facility includes a $25 million Canadian sublimit and a $50 million sublimit for standby and documentary letters of credit. On October 5, 2020, we further amended the ABL Credit Facility to provide for certain changes that permitted the issuance of an $80 million Term Loan on that date and align certain terms of the ABL Credit Facility to those of the Term Loan. The Term Loan is discussed in more detail below. On April 23, 2021, we and our Lenders extended the $35 million of additional availability for an additional year until April 23, 2022.
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
As of October 30, 2021, we have capitalized an aggregate of $6.3 million in deferred financing costs related to the ABL Credit Facility. The unamortized balance of deferred financing costs as of October 30, 2021 was $1.0 million. Unamortized deferred financing costs are amortized over the remaining term of the ABL Credit Facility.
The table below presents the components of our ABL Credit Facility:

	October 30, 2021	January 30, 2021	October 31, 2020
	(in millions)
Credit facility maximum	$360.0	$360.0	$360.0
Borrowing base (1)	360.0	282.2	360.0

Outstanding borrowings	174.4	169.8	179.4
Letters of credit outstanding—standby	7.4	8.2	7.8
Utilization of credit facility at end of period	181.8	178.0	187.2

Availability (2)	$178.2	$104.2	$172.8

Interest rate at end of period	3.8%	4.2%	3.9%

	Year-To-Date 2021	Fiscal 2020	Year-To-Date 2020
Average end of day loan balance during the period	$195.0	$216.2	$233.2
Highest end of day loan balance during the period	269.7	275.6	275.6
Average interest rate	3.8%	3.8%	3.7%
____________________________________________
(1) Lower of the credit facility maximum or the total borrowing base collateral.
(2)The sub-limit availability for the letters of credit was $42.6 million as of October 30, 2021, $41.8 million as of January 30, 2021, and $42.2 million as of October 31, 2020.

Term Loan
On October 5, 2020, we and certain of our subsidiaries entered into a loan agreement dated October 5, 2020 with SLR Credit Solutions (formerly known as Crystal Financial LLC), as Lender, Administrative Agent, and Collateral Agent, providing for an $80.0 million Term Loan. The net proceeds from the Term Loan, after deducting related fees and expenses, were used to repay borrowings under our ABL Credit Facility.
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
Refinancing of ABL Credit Facility and Term Loan
On November 16, 2021, we completed the refinancing of the ABL Credit Facility and Term Loan with a new lending group led by an affiliate of Wells Fargo by entering into the Fourth Amendment to our Credit Agreement with the lenders party thereto. The new debt consists of a revolving credit facility with $350.0 million of maximum availability and a $50.0 million term loan, both with five year maturities, lower interest rates, reduced reporting requirements, and increased flexibility under the covenants.
The new revolving credit facility is secured by a first-priority lien on substantially all of our U.S. and Canadian assets, and a second-priority lien on our intellectual property, and certain furniture, fixtures and equipment. Interest on borrowings is payable monthly at LIBOR plus 1.125% or 1.375%, based on the amount of our average excess availability under the facility. The new revolving credit facility has an unused line fee of 0.20%.
The new term loan is secured by a first-priority lien on our intellectual property, and certain furniture, fixtures and equipment, and a second-priority lien on the assets securing the new revolving credit facility. Interest is payable monthly at LIBOR plus 2.50%. The new term loan does not require amortization if certain conditions are met and is pre-payable at any time without penalty.
Concurrently, we repaid remaining principal of $79.0 million on the $80.0 million Term Loan with SLR Credit Solutions (formerly known as Crystal Financial LLC).
Cash Flows/Capital Expenditures
Cash generated by operating activities was $67.4 million during Year-To-Date 2021, compared to $50.7 million of cash used by operating activities during Year-To-Date 2020. Cash generated by operating activities in Year-To-Date 2021 was primarily the result of earnings generated during the period, partially offset by the repayment of certain suspended 2020 rents, net of abatements, as well as other planned changes in working capital, which brought our vendor payables in line with historical payment terms. Cash used in operating activities in Year-To-Date 2020 was primarily driven by the impact of the temporary closure of our entire store fleet resulting from the onset of the COVID-19 pandemic.
Cash used in investing activities was $22.0 million during Year-To-Date 2021, compared to $23.6 million during Year-To-Date 2020. This change was primarily driven by the timing of capital expenditures.
Cash used in financing activities was $41.9 million during Year-To-Date 2021, compared to cash provided by financing activities of $70.7 million during Year-To-Date 2020. The decrease primarily resulted from proceeds received from the issuance of the Term Loan during Year-To-Date 2020 and increased repurchases of our common stock during Year-To-Date 2021, compared to Year-To-Date 2020.
We anticipate total capital expenditures to approximate $40 million in Fiscal 2021, primarily related to digital and supply chain fulfillment initiatives, compared to $30.6 million in Fiscal 2020. Our ability to continue to meet our capital requirements in Fiscal 2021 depends on our cash on hand, our ability to generate cash flows from operations, and available borrowings under our new revolving credit facility. Cash flows generated from operations depends on our ability to achieve our financial plans. We believe that our existing cash on hand, cash generated from operations, and funds available to us through our new revolving credit facility will be sufficient to fund our capital and other cash requirements for the foreseeable future.
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
Interest Rates
Our ABL Credit Facility bears interest at a floating rate equal to the prime rate or LIBOR, plus a calculated spread based on our average excess availability. As of October 30, 2021, we had $174.4 million in borrowings under our credit facility. A 10% change in the prime rate or LIBOR interest rates would not have had a material impact on our interest expense.
Our Term Loan bears interest at a floating rate at the greater of: (a) the three month LIBOR Rate published in the Wall Street Journal, and (b) 1.00%, plus 7.75% or 8.00% depending on the average excess availability of credit under the ABL Credit Facility. As of October 30, 2021, the outstanding balance of the Term Loan was $79.0 million. A 10% change in the three month LIBOR Rate would not have had a material impact on our interest expense.
On November 16, 2021, we completed the refinancing of the ABL Credit Facility and Term Loan with a new lending group led by an affiliate of Wells Fargo by entering into the Fourth Amendment to our Credit Agreement with the lenders party thereto. The new debt consists of a revolving credit facility with $350.0 million of maximum availability and a $50.0 million term loan. Interest on borrowings under the new revolving credit facility is payable monthly at LIBOR plus 1.125% or 1.375%, based on the amount of our average excess availability under the facility. The new revolving credit facility has an unused line fee of 0.20%. Interest under the new term loan is payable monthly at LIBOR plus 2.50%. See “Recent Developments” above for further information.
Foreign Assets and Liabilities
Assets and liabilities outside the United States are primarily located in Canada and Hong Kong. Our investments in our Canadian and Hong Kong subsidiaries are considered long-term. As of October 30, 2021, net assets in Canada and Hong Kong were approximately $23.7 million and $31.1 million, respectively. A 10% increase or decrease in the Canadian and Hong Kong foreign currency exchange rates would increase or decrease the corresponding net investment by approximately $2.4 million and $3.1 million, respectively. All changes in the net investments in our foreign subsidiaries are recorded in other comprehensive income as unrealized gains or losses.
As of October 30, 2021, we had approximately $59.7 million of our cash and cash equivalents held in foreign countries, of which approximately $38.2 million was in Hong Kong, approximately $16.2 million was in Canada, and approximately $5.3 million was in other foreign countries.
Foreign Operations
We have exchange rate exposure primarily with respect to certain revenues and expenses denominated in Canadian dollars. As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses. Assuming a 10% change in foreign currency exchange rates, Year-To-Date 2021 net sales would have decreased or increased by approximately $12.1 million, and total costs and expenses would have decreased or increased by approximately $13.3 million. Additionally, we have foreign currency denominated receivables and payables that, when settled, result in transaction gains or losses. As of October 30, 2021, we had foreign currency denominated receivables and payables, including inter-company balances, of $9.7 million and $10.9 million, respectively.
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

Management, including our Chief Executive Officer and President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of October 30, 2021. Based on that evaluation, our Chief Executive Officer and President and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level, as of October 30, 2021, to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive, principal accounting, and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
In March 2018, the Board of Directors authorized a $250 million share repurchase program (the “2018 Share Repurchase Program”). In November 2021, the Board of Directors approved another $250.0 million share repurchase program, which adds to the remaining availability under the 2018 Share Repurchase Program. Under these programs, we may repurchase shares on the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, and other market and business conditions. We may suspend or discontinue the programs at any time, and may thereafter reinstitute purchases, all without prior announcement.
The following table provides a month-by-month summary of our share repurchase activity during the Third Quarter 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs
8/1/21-8/28/21 (1)	79,939	$92.37	79,121	$72,158
8/29/21-10/2/21 (2)	158,641	83.19	158,641	58,960
10/3/21-10/30/21 (2)	134,088	83.61	134,088	47,749
Total	372,668	$85.31	371,850	$47,749
____________________________________________
(1)Includes 818 shares acquired as treasury stock as directed by participants in the deferred compensation plan and 3,166 shares withheld to cover taxes in conjunction with the vesting of stock awards.
(2)Includes 156 shares and 294 shares withheld to cover taxes in conjunction with the vesting of stock awards.

Item 6. Exhibits.
The following exhibits are filed with this Quarterly Report on Form 10-Q:

10.3	Letter Agreement dated July 21, 2021, between The Children’s Place Services Company, LLC and Deborah Derby.

10.4
Joinder and Fourth Amendment to the Amended and Restated Credit Agreement and Other Loan Documents, dated as of November 15, 2021, among the Company, the Borrowers identified on Schedule I thereto, the Guarantors identified on Schedule II thereto, the Lenders and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, L/C Issuer, Swing Line Lender and Term Agent.

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

THE CHILDREN’S PLACE, INC.

Date:	December 7, 2021	By:	/S/ JANE T. ELFERS
JANE T. ELFERS
Chief Executive Officer and President
(Principal Executive Officer)

Date:	December 7, 2021	By:	/S/ ROBERT HELM
ROBERT HELM
Chief Financial Officer
(Principal Financial Officer)