Form 10-K
period 2022-01-29
Childrens Place, Inc.
filed 2022-03-25
CIK 1041859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fifty-two weeks ended January 29, 2022
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ___________ to ___________
Commission file number 0-23071
THE CHILDREN’S PLACE, INC.
(Exact name of registrant as specified in its charter)

Delaware		31-1241495
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification Number)
500 Plaza Drive
Secaucus,	New Jersey	07094
(Address of principal executive offices)		(Zip Code)
(201) 558‑2400
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol:	Name of each exchange on which registered:
Common Stock, $0.10 par value	PLCE	Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None.
___________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” ”accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates was $1,204,813,065 at the close of business on July 31, 2021 (the last business day of the registrant’s fiscal 2021 second fiscal quarter) based on the closing price of the common stock as reported on the Nasdaq Global Select Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common Stock, par value $0.10 per share, outstanding at March 18, 2022: 13,549,035.
Documents Incorporated by Reference: Portions of The Children’s Place, Inc. Definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 11, 2022 are incorporated by reference into Part III.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K
FOR THE FIFTY-TWO WEEKS ENDED JANUARY 29, 2022

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
ITEM 1.    BUSINESS.
As used in this Annual Report on Form 10-K, references to the “Company”, “The Children’s Place”, “we”, “us”, “our”, and similar terms refer to The Children's Place, Inc. and its subsidiaries. Our fiscal year ends on the Saturday on or nearest to January 31. Other terms that are commonly used in this Annual Report on Form 10-K are defined as follows:
•Fiscal 2021 — The fifty-two weeks ended January 29, 2022
•Fiscal 2020 — The fifty-two weeks ended January 30, 2021
•Fiscal 2019 — The fifty-two weeks ended February 1, 2020
•Fiscal 2022 — Our next fiscal year representing the fifty-two weeks ending January 28, 2023
•SEC — U.S. Securities and Exchange Commission
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
•CCPSA — Canada Consumer Product Safety Act
•CPSA — U.S. Consumer Product Safety Act
•CPSC — U.S. Consumer Product Safety Commission
•CPSIA — U.S. Consumer Product Safety Improvement Act of 2008

General
The Children’s Place, Inc. is the largest pure-play children’s specialty apparel retailer in North America. We design, contract to manufacture, sell at retail and wholesale, and license to sell trend right, high quality merchandise predominantly at value prices, primarily under our proprietary “The Children’s Place”, “Place”, “Baby Place”, “Gymboree”, and “Sugar & Jade” brand names. Our physical stores offer a friendly and convenient shopping environment, segmented into departments that serve the wardrobe needs of girls and boys (sizes 4-18), toddler girls and boys (sizes 6 months-5T), and baby (sizes 0-24 months). Our merchandise is also available online at www.childrensplace.com, www.gymboree.com, and www.sugarandjade.com. Our customers are able to shop online for the same merchandise available in our physical stores, in addition to certain merchandise which is exclusive to our e-commerce sites.
The Children’s Place was founded in 1969. The Company became publicly traded on the Nasdaq Global Select Market in 1997. As of January 29, 2022, we operated 672 stores throughout North America, as well as our online stores. During Fiscal 2021, we opened one store and closed 78 stores. During Fiscal 2020, we opened three stores and closed 178 stores.
Jane Elfers, our President and Chief Executive Officer, established several key strategic initiatives:
1.Superior Product - Product is our number one priority. We are focused on providing the right product, in the right channels of distribution, at the right time. We offer a full line of apparel, footwear and accessories so busy moms can quickly and easily put together head-to-toe outfits. Our design, merchandising, sourcing, and planning teams strive to ensure that our product is trend right, while at the same time balancing fashion and fashion basics with more frequent, wear-now deliveries. We reintroduced the Gymboree brand in February 2020 on an enhanced Gymboree website and in certain co-branded locations in Company stores in the U.S. and Canada, and in November 2021, we introduced our new brand, Sugar & Jade, which is targeted at the girls’ “tween” market and is offered exclusively online.
2.Digital Transformation - The transformation of our digital capabilities continues to expand with the development of completely redesigned responsive sites and mobile applications, providing an online shopping experience geared toward the needs of our “on-the-go” customers, expanded customer personalization, which delivers unique, relevant content designed to drive sales, loyalty and retention, and the ability to have our entire store fleet equipped with ship-from-store capabilities. Also, in response to increased digital demand, including as a result of the COVID-19 pandemic, the Company has continued to increase the utilization of its third-party logistics provider to further support both our U.S. and Canadian e-commerce operations.
3.Fleet Optimization - As a result of the heightened demand for online purchasing, including due to the COVID-19 pandemic, we accelerated our planned store closures under our fleet optimization initiative and have closed 256 stores, against our original target of 300 stores, over the past two fiscal years, including the 78 stores closed during Fiscal 2021. We have closed 527 stores since the announcement of this initiative in 2013. We are targeting 40 retail store closures in Fiscal 2022, which would bring our total store closures since the fleet optimization initiative began to 567 stores.
Overlaying these strategic initiatives is talent. Talent ultimately defines our success, and, over the past several years, we have built a best-in-class management team. We believe that our talented team is a significant competitive advantage for our Company.
Underlying these growth initiatives is a commitment to operational excellence. The Company’s commitment to operational excellence includes disciplined expense management and a focus on ongoing improvement in store and e-commerce operations, and combined with our finance, human resources, compliance and legal areas, form the strong base necessary to support our long-term growth initiatives.
COVID-19 Pandemic
The COVID-19 pandemic continues to significantly impact regions all around the world, including the United States and Canada. This has resulted in continuing restrictions of businesses and other activities implemented by national, state, and local authorities and private entities, leading to significant adverse economic conditions and business and lifestyle disruptions, as well as significant volatility in global financial and retail markets. Federal, state, and local governments and health officials worldwide continue to impose varying degrees of preventative and protective actions, such as travel bans, restrictions on public gatherings, forced closures of businesses and other activities, social distancing, and the adoption of remote or hybrid learning models for schools, all in an effort to reduce the spread of the virus. In addition, certain U.S. and Canadian mall owners continue to restrict hours of operation and the number of people permitted in stores. Such factors, among others, have resulted in a significant decline in retail traffic and consumer spending on discretionary items.
As a result of the impact of the COVID-19 pandemic, we continue to experience business disruption with many of our retail stores across the U.S. and Canada. As of January 29, 2022, all of our stores were open to the public in the U.S., Canada, and Puerto Rico. Our distribution centers have remained open and operating during the pandemic to support our retail stores and e-commerce business.
Segment Reporting
In accordance with FASB ASC 280—Segment Reporting, we report segment data based on geography: The Children’s Place U.S. and The Children’s Place International. Each segment includes an e-commerce business located at www.childrensplace.com, www.gymboree.com, and www.sugarandjade.com. Included in The Children’s Place U.S. segment are our U.S. and Puerto Rico-based stores and revenue from our U.S.-based wholesale business. Included in The Children’s Place International segment are our Canadian-based stores, revenue from our Canadian-based wholesale business, as well as revenue from international franchisees. We measure our segment profitability based on operating income, defined as income before interest and taxes. Net sales and direct costs are recorded by each segment. Certain inventory procurement functions such as production and design, as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services, are managed by The Children’s Place U.S. segment. Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales. The assets related to these functions are not allocated. We periodically review these allocations and adjust them based upon changes in business circumstances. Net sales to external customers are derived from merchandise sales, and we have no customers that individually account for more than 10% of our net sales. The following tables show, by segment, our net sales and operating income for the past three fiscal years and total assets as of January 29, 2022 and January 30, 2021:

	Fiscal Years Ended
	January 29, 2022	January 30, 2021	February 1, 2020
	(in thousands)
Net sales:
The Children’s Place U.S.	$1,723,887	$1,372,079	$1,671,165
The Children’s Place International	191,477	150,519	199,502
Total net sales	$1,915,364	$1,522,598	$1,870,667

	Fiscal Years Ended
	January 29, 2022	January 30, 2021	February 1, 2020
	(in thousands)
Operating income (loss):
The Children’s Place U.S.	$253,419	$(196,565)	$77,989
The Children’s Place International	22,229	(3,350)	18,369
Total operating income (loss)	$275,648	$(199,915)	$96,358

Operating income (loss) as a percentage of net sales:
The Children’s Place U.S.	14.7%	(14.3)%	4.7%
The Children’s Place International	11.6%	(2.2)%	9.2%
Total operating income (loss) as a percentage of net sales	14.4%	(13.1)%	5.2%

	January 29, 2022	January 30, 2021
	(in thousands)
Total assets:
The Children’s Place U.S.	$951,401	$1,054,339
The Children’s Place International	86,059	85,788
Total assets	$1,037,460	$1,140,127
See “Note 14. Segment Information” of the Notes to Consolidated Financial Statements for further segment financial data.

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
High Quality and Value
We believe that offering high quality, value priced, trend right apparel, footwear, and accessories under “The Children’s Place”, “Place”, “Baby Place”, “Gymboree”, and “Sugar & Jade” brand names is a competitive advantage.
Brand Image
We focus on our brand image and strengthening our customer loyalty by:
•Consistently offering high quality and age appropriate products and trend right fashion predominantly at value prices in a friendly and convenient store shopping environment and online;
•Providing coordinated outfits and accessories for our customers’ lifestyle needs;
•Providing exclusive products on our e-commerce sites to expand the breadth of our offerings;
•Creating strong merchandising and visual presentations to create compelling in-store and online experiences;
•Emphasizing our great value fashion in marketing visuals to convey a consistent message across our brands;
•Leveraging our customer database to communicate with our customers and personalize communications to maximize customer satisfaction, engagement and retention; and
•Utilizing our MyPLACE Loyalty Rewards program and private label credit card to drive customer engagement and retention.
Low-Cost Global Sourcing
We design, source, and contract to manufacture the substantial majority of the Company’s branded products. We believe that this is essential to assuring the consistency and quality of our merchandise, as well as our ability to deliver value to our customers. We have strong multi-year relationships with the substantial majority of our vendors. Through these relationships and our extensive knowledge of low cost sourcing on a global scale, we are able to offer our customers high-quality products at predominantly value prices. We maintain a network of sourcing offices globally in order to manage our vendors efficiently and respond to changing business needs effectively. Our sourcing offices in Hong Kong, Shanghai, Indonesia, Ethiopia, and Bangladesh, and our presence in Asia and Africa and other areas in which we source products, give us access to a wide range of vendors and allow us to work to maintain and/or reduce our merchandise costs by capitalizing on new sourcing opportunities while maintaining our high standard for product quality.
Merchandising Process
The strong collaboration between our cross-functional teams in design, merchandising, sourcing, and planning have enabled us to build our brands.
Design
The design team gathers information from trends, color services, research, and trade shows.
Merchandising
Each quarter, we develop seasonal merchandising strategies.
Planning and Allocation
The planning and allocation organization works collaboratively with the merchandising, finance, and global sourcing teams to develop seasonal sales and margin plans to support our financial objectives and merchandising strategies. Further, this team plans the flow of inventory to ensure that we are adequately supporting store floor sets, online demand, and key selling periods.
Production, Quality Assurance, and Responsible Sourcing
During Fiscal 2021, we engaged independent contract vendors located primarily in Asia and Africa. We continue to pursue global sourcing opportunities to support our inventory needs and seek to reduce merchandise costs. We contract for the manufacture of the substantial majority of the products we sell. We do not own or operate any manufacturing facilities.
During Fiscal 2021, we sourced all of our merchandise directly without the use of third-party commissioned buying agents for our branded product. We source from a diversified network of vendors, purchasing primarily from Vietnam, Cambodia, Indonesia, Ethiopia, Bangladesh, and China. No country accounted for 15% or more of our production.
In addition to our quality assurance procedures, we conduct a responsible sourcing program that seeks to protect our Company, enhance our brands and address the well-being of the people who make our products by providing guidance in line with industry standards to our vendors in their efforts to provide safe and appropriate working conditions for their employees. These efforts are part of an ongoing process to encourage our vendors to continually assess, and where appropriate, improve factory working conditions, and well-being of their employees who make our product. Additionally, under our responsible sourcing program, we monitor changes in local laws and other conditions (e.g., worker safety, workers’ rights of association, and political and social instability) in the countries from which we source in order to identify and assess potential risks to our sourcing capabilities.
Environmental, Social & Governance
We published a comprehensive Environment, Social & Governance (“ESG”) Report in November 2021, which is available at http://corporate.childrensplace.com under the ESG tab. This ESG Report includes 22 public goals across our global operations, aligned with Sustainability Accounting Standards Board (“SASB”) guidelines for apparel, accessories & footwear, Global Reporting Initiative core standards (“GRI”), and United Nations Sustainable Development Goals.
In recognition of the increasing importance to our shareholders and other stakeholders of enhanced board oversight of ESG topics, in Fiscal 2021, our Board of Directors directed the Corporate Responsibility, Sustainability & Governance Committee (previously the Nominating and Corporate Governance Committee) to formulate a recommendation to the Board of Directors concerning the assignment of oversight responsibilities for ESG topics, including human capital management and diversity, equity, and inclusion (“DE&I”) matters. Following a comprehensive review and analysis of oversight responsibilities by the Corporate Responsibility, Sustainability & Governance Committee, in conjunction with governance and legal advisors, the Board of Directors approved the Committee’s recommendations to leverage director skillsets, rename the Committees to better reflect the Committees’ expanded roles, and amend Committee charters to include the enhanced oversight responsibilities.
Previously, oversight of ESG topics resided primarily with the Audit Committee of the Board of Directors. In response to the recommendations made to and approved by the Board of Directors, components of the Company’s ESG activities were assigned between the other two committees, and both of those committees were renamed to better reflect their new oversight responsibilities. Following the reassignment, the Corporate Responsibility, Sustainability & Governance Committee is responsible for overseeing the Company’s ESG risk management activities, including environmental initiatives, and social topics such as responsible sourcing in the Company’s global supply chain. This Committee is also charged with the oversight of the Company’s corporate governance policies and practices. Separately, the Human Capital & Compensation Committee has the oversight responsibility for the Company’s human capital management policies and practices, including diversity, equity and inclusion topics and associated risks. The Human Capital & Compensation Committee also is charged with the oversight of the Company’s executive compensation policies, practices and plans, and associated risks.
In terms of environmental initiatives, we believe that purpose-led companies such as ours have the opportunity and responsibility to work to ensure that our business contributes to a healthy planet. We focus on topics that are important to our long-term success and where we believe we can have the most positive impact. The Corporate Responsibility, Sustainability & Governance Committee oversees our environmental initiatives which aim to:
•Reduce scope 1, 2 and 3 greenhouse gas emissions (“GHG”) in our operations and across our global supply chain through science-based goals to address climate change;
•Deliver responsibly sourced product offerings through the use of sustainable raw materials;
•Reduce and manage water and chemical usage in manufacturing and processing in our global supply chain; and
•Divert the amount of waste from our operations sent to landfills and move to a more circular system through reusing and recycling.

In designing and implementing our environmental initiatives, we identify areas where we believe we can make a difference and establish quantitative goals in an effort to positively impact the communities and environments affected by our business. To have the greatest impact, we collaborate with experts, non-governmental organizations (“NGOs”), other non-profit organizations, industry peers, and third-party vendors and factories to identify and implement initiatives. The Corporate Responsibility, Sustainability & Governance Committee oversees our commitment to a long-term approach across our global operations to act responsibly and efficiently.
In terms of social initiatives, our commitment to positive social practices includes our responsible sourcing activities in our global supply chain, where we partner with our third-party vendors and factories, NGOs and others in supporting workers’ health, safety and well-being. We monitor compliance by our third-party vendors and factories with our Vendor Code of Conduct, local laws and ethical business practices to help ensure fair and safe work conditions for the people who make our products. We also recognize the importance of eliminating forced labor within the supply chain and its increasing significance in light of recent reports of human rights abuses in various regions of the world. In addition, we support and sponsor a number of worker well-being programs designed to improve the daily lives of the predominantly female factory workers who make our products. Our commitment to having a positive social influence also extends to our charitable mission of supporting children and families in need.
Human Capital Management
As of January 29, 2022, we had approximately 11,900 employees, approximately 2,000 of whom were based at our corporate offices and distribution centers. Approximately 1,500 were full-time store employees and approximately 8,400 were part-time and seasonal store employees. None of our employees are covered by a collective bargaining agreement.
The Human Capital & Compensation Committee is actively engaged in overseeing our human capital management strategies, including our talent and succession planning initiatives designed to attract, develop, engage, reward and retain top retail, digital and business leaders, who can drive our financial performance and strategic growth initiatives and contribute to building long-term shareholder value. The Company has benefited greatly, especially during the COVID-19 pandemic, from the stability of our senior leadership team, who have an average tenure of over six years, including our CEO who has led the Company for over a decade. The Human Capital & Compensation Committee’s involvement in leadership development and succession planning is systematic and ongoing, culminating in an annual review by the Board of Directors of succession plans for all of our senior leaders, inclusive of development strategies for top talent within the Company. The Company has a strong track record of succession planning and growing talent within the organization with 60% of its senior leadership team promoted into their current role. In addition, during Fiscal 2020, almost 70% of all open corporate roles and over 50% of all field management roles were filled internally.
Diversity, Equity and Inclusion
In Fiscal 2021, the Board of Directors approved the assignment of oversight responsibilities for human capital management activities and risks, including DE&I, to the Human Capital & Compensation Committee. To improve its understanding of the Company’s culture and talent pipeline, the Board of Directors and its committees periodically meet with high-potential executives in formal and informal settings. More broadly, the Human Capital & Compensation Committee and the Board of Directors are regularly updated on key talent metrics for the overall workforce, including diversity and inclusion, pay equity, employee relations, recruiting and development programs, and overall progress against the Company’s human capital development strategies. Diversity and inclusion are top priorities for the Company, and we actively work to ensure that our workplace includes a range of perspectives and backgrounds at the Board of Directors level, in senior leadership, and throughout our management and associate base. The Company reports annually on employment data, including ethnicity, in line with Equal Employment Opportunity Commission (“EEOC”) guidelines, publishes its complete EEO-1 data on its corporate website, and continues to focus on building a culture which supports diversity, equity and inclusion, and which works to ensure fair compensation and opportunity for all employees regardless of gender or race.
The Company is female-led and believes that it is positioned to outperform by employing diverse teams operating in an inclusive environment. The Company’s position is enhanced by the diversity of teams across its stores, distribution centers and corporate headquarters, in its senior leadership team, and at the Board of Directors level. As reported in the Company’s ESG Report, 87% of the Company’s associates are women. Over 50% of both the members of our Board of Directors and senior leadership team are women. 87% of new hires and 90% of promotions during Fiscal 2020 were women. Additionally, 64% of our associates identify as racially diverse and associates identifying as racially diverse represented 70% of new hires and 62% of promotions during Fiscal 2020. In addition, the Company is committed to doubling its Black associate population at its corporate headquarters by 2025. The Company seeks to uphold its diverse and inclusive culture by striving to ensure its talent acquisition programs sustain and grow diverse representation across its workforce, promoting talent from within, building an inclusive culture through awareness and education, and rewarding all employees equitably.

For additional information concerning the Company’s environmental initiatives, DE&I initiatives and EEO-1 data, please refer to the Company’s ESG Report, which can be found on the Company’s corporate website at
http://corporate.childrensplace.com under the ESG section, and the Company’s Proxy Statement for Fiscal 2021.
Company Stores
The following section highlights various store information for The Children’s Place operated stores as of January 29, 2022.
Existing Stores
As of January 29, 2022, we had a total of 672 The Children’s Place stores in the United States, Canada, and Puerto Rico and our online stores at www.childrensplace.com, www.gymboree.com, and www.sugarandjade.com. In addition, our seven international partners operated 211 international points of distribution in 16 countries. The following table sets forth the number of stores in the U.S., Puerto Rico, and Canada as of the current and prior fiscal year end:

	Number of Stores
Location	January 29, 2022	January 30, 2021
United States	582	640
Canada	83	101
Puerto Rico	7	8
Total Stores	672	749
At The Children’s Place, our store concepts consist of multiple formats ranging in size from approximately 2,500 to 22,800 square feet, which have evolved over time in response to market trends, and are strategically placed within each market. We try to create an open and brightly lit environment for customers. Our stores typically feature white fixtures to ensure the product is the focal point, using color to brand and create shop identifiers.
Fleet Optimization
We have closed 527 stores, including the 78 stores closed during Fiscal 2021, since the announcement of our fleet optimization initiative in 2013. As a result of the heightened demand for online purchasing, including due to the COVID-19 pandemic, we accelerated our planned store closures and closed 256 stores over the past two fiscal years. Since 2013, we have reduced our total store square footage from 5.2 million to 3.2 million. These closures have resulted in improved profitability and operating margin accretion due to sales transfer to surrounding stores and/or e-commerce, low cost of exit, and the elimination of underperforming locations. In markets where we have closed stores, we are seeing the neighboring stores and e-commerce business in the area of the closing become more productive and profitable. These results further our commitment to continue to execute our optimization program.
We continuously review the performance of our store fleet. We base our decisions to open, close, or remodel stores on a variety of factors, including lease terms, landlord negotiations, market dynamics, and projected financial performance. When assessing whether to close a store, we also consider remaining lease life and current financial performance.
E-commerce Sales
Each of our U.S. and International segments includes an e-commerce business located at www.childrensplace.com, www.gymboree.com, and www.sugarandjade.com and digital growth remains one of our top strategic priorities. We are committed to delivering a best in class, end-to-end user experience, including product assortment and website operation, fulfillment, and customer service. We are further committed to delivering these experiences to our customers when, where, and how they are looking to access our brands, accounting for cross-channel behavior, growth of mobile devices, and the growing interest in our brands from international consumers. As such, we will continue to make required investments in back-end infrastructure, as well as front-end technology to deliver on this commitment. We believe that the critical investments made in areas such as e-commerce infrastructure and mobile optimization, as well as additional front-end website features, have improved our customer experience.
International Franchisees and Wholesale
We have 211 international points of distribution (stores, shop in shops, e-commerce site) with seven partners operating in 16 countries. We generate revenues from our franchisees from the sale of products and sales royalties. Our wholesale business includes our relationship with Amazon.

Store Operations
The Children’s Place store operations are organized by geographic region. Our U.S. Vice Presidents and Canada Regional Director oversee a number of district managers residing within each region. We have a centralized corporate store operations function which supports the operations of our stores. Our stores are staffed by store managers and full-time and part-time sales associates, with additional temporary associates hired to support seasonal needs. Our store managers spend a high percentage of their time on the store’s selling floor providing direction, motivation, and development to store associates. To maximize selling productivity, our teams emphasize greeting, replenishment, presentation standards, procedures, and controls. In order to motivate our store management, we offer a monthly incentive compensation plan that awards bonuses for achieving certain financial goals.
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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales as a percentage of full year
Fiscal 2021	22.8%	21.6%	29.1%	26.5%
Fiscal 2020	16.8%	24.2%	27.9%	31.1%

Operating income (loss) as a percentage of full year
Fiscal 2021	23.9%	13.7%	41.3%	21.1%
Fiscal 2020	(86.6)%	(32.3)%	11.7%	7.2%
For more information regarding the seasonality of our business and the disruption caused by the COVID-19 pandemic, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Quarterly Results and Seasonality.”
Marketing
The Children’s Place and Gymboree are well-recognized brands, with a trend right offering and a compelling value proposition. Our direct marketing program utilizes both on-line and off-line channels. We relaunched the Gymboree brand in February 2020 with a meaningfully improved digital experience on www.gymboree.com, complemented by shop-in-shop locations in certain co-branded stores in the U.S. and Canada, by successfully executing on the specific design, sourcing, and merchandising characteristics that create Gymboree’s elevated, playful collections. Additionally, in November 2021, we introduced our new brand, Sugar & Jade, which is targeted at the girls’ “tween” market and is offered exclusively online.
We have a customer loyalty program and a private label credit card program. At the end of Fiscal 2021, members of our MyPLACE Rewards loyalty program and/or private label credit card program accounted for approximately 75% of sales. Our private label credit card is issued to our customers for use exclusively at The Children’s Place stores and online at www.childrensplace.com, www.gymboree.com, and www.sugarandjade.com, and credit is extended to such customers through a third-party financial institution on a non-recourse basis to us. Additionally, in our effort to reach an even wider customer base who are digitally savvy during the COVID-19 pandemic and to utilize other forms of spending arrangements available, we have partnered with Afterpay to allow our customers to purchase our products on a “buy-now-pay-later” program. We promote affinity and loyalty through our marketing programs by utilizing specialized incentive programs.
Distribution
In the United States, we own and operate a 700,000 square foot distribution center in Alabama, which supports both U.S. retail store operations and U.S. e-commerce operations. In Canada, we lease and operate a 95,000 square foot distribution center in Ontario for our Canadian retail store operations. We also use a third-party provider operating a 694,000 square foot distribution center in Indiana and a 286,000 square foot distribution center in Ontario, Canada to support our U.S. and Canadian

e-commerce operations, respectively. On occasion, we may utilize additional facilities to support seasonal warehousing needs. We also use a third-party provider of warehousing and logistics services in both Malaysia and China to support our international franchise business.
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
Trademarks and Service Marks
“The Children’s Place”, “Place”, “Baby Place”, “Gymboree”, “Crazy 8”, “Sugar & Jade” and certain other marks have been registered as trademarks and/or service marks with the United States Patent and Trademark Office and in Canada and other foreign countries. During the first quarter of Fiscal 2019, the Company acquired certain intellectual property and related assets of Gymboree Group, Inc. and related entities (the “Gymboree Assets”), which included the worldwide rights to the names “Gymboree” and “Crazy 8” and other intellectual property, including trademarks, domain names, copyrights, and customer databases. In November 2021, we launched the Sugar & Jade e-commerce website at www.sugarandjade.com. Registration of our trademarks and the service marks may be renewed to extend the original registration period indefinitely, provided the marks are still in use. We intend to continue to use and protect our trademarks and service marks and maintain their registrations. We have also registered our trademarks in other countries where we source our products and where we have established and possibly may establish franchising operations. We believe our trademarks and service marks have received broad recognition and are of significant value to our business.
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
We are committed to product quality and safety. We focus our efforts to adhere to all applicable laws and regulations affecting our business, including the provisions of the CPSIA, the Federal Hazardous Substances Act, the Flammable Fabrics Act, the Textile Fiber Product Identification Act, the CCPSA, the Canadian Textile Labelling Act, the Canadian Care Labelling Program, and various environmental laws and regulations. Each of our product styles currently covered by the CPSIA and the CCPSA is appropriately tested to meet current standards.
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
Our corporate website address is http://corporate.childrensplace.com. We make available, without charge, through our website, copies of our Proxy Statement, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such reports are filed with or furnished to the SEC. Our ESG Report is also available on our corporate website under the ESG tab. References in this document to our websites are not and should not be considered part of this Annual Report on Form 10-K, and the information on our websites is not incorporated by reference into this Annual Report on Form 10-K.
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

ITEM 1A.    RISK FACTORS.
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
In March 2020, the World Health Organization declared COVID-19 a global pandemic and the President of the United States declared a national emergency. From the onset of the pandemic and as new variants emerged, federal, state, and local governments and private entities mandated, and continue to mandate, various restrictions, including closure of businesses, closure of and limits on social, educational, entertainment, and other activities, travel restrictions, prohibitions and restrictions on public gatherings, social distancing, stay-at-home and work-from-home orders and advisories, the adoption of remote or hybrid learning models for schools and the quarantining of people who may have been exposed to the virus. The COVID-19 pandemic has significantly negatively affected the domestic and global economies, significantly disrupted global supply chains, and created significant disruption of businesses, lifestyles, and the financial and retail markets, including a significant disruption in consumer demand for children’s clothing and accessories.
The COVID-19 pandemic has had, and will likely continue to have, a significant adverse effect on our business, financial position, results of operations, and cash flows. For example:
•In March 2020, for the safety of customers and employees, we suspended retail store operations in the U.S. and Canada, which has had a significant adverse effect on the results of operations and the financial condition of our business. We reopened the majority of our stores during the last two weeks of June 2020. The decision to reopen stores was driven by a number of factors, including evaluating the safety of the Company’s customers and employees, as well as an evaluation of guidance provided by the federal, state, and local governments. As of January 29, 2022, the Company had all of its stores open to the public in the U.S., Canada and Puerto Rico, and had permanently closed 256 stores during the past two fiscal years.
•The Company has experienced, and will likely continue to experience, reductions and volatility in demand for its retail products, including as a result of customers delaying their purchases of merchandise due to certain restrictions on hours of store operation and the number of people permitted in certain stores, and changes in consumer spending behaviors and needs (including because of the adoption of remote or hybrid learning models by schools) due to the COVID-19 pandemic, have adversely impacted and are likely to continue to adversely impact traffic in stores and sales, and such actions have resulted, and are likely to continue to result, in a loss of sales and profit.
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
We will continue to implement and refine our business systems transformation initiatives designed to increase sales and profitability. Our business transformation through technology initiative has two key components: digital transformation and inventory management. With respect to digital transformation, we continue to implement a personalized customer contact strategy and are scaling our digital infrastructure to support increased digital demand. These initiatives require the execution of complex projects involving significant systems and operational changes, which place considerable demands on our management and our information and other systems. Our ability to successfully implement and capitalize on these projects is dependent on management’s ability to manage these projects effectively and implement and operate them successfully, without adversely affecting the subject and/or other systems, and on our employees’ ability to operationalize the required changes. If we fail to implement these projects effectively, including aligning them with our sourcing, distribution and logistics operations, if we experience significant delay, cost overruns, or unforeseen costs, or if the necessary operational changes and change management are not enacted properly, we may not realize the return on our investments that we anticipate, and we may adversely affect the operation of other systems, and our business, financial position, results of operations, and cash flows could be materially adversely affected.
We will continue our store fleet optimization program, which is intended to address the accelerated consolidation of the brick and mortar retail channel resulting from the COVID-19 pandemic and to increase the profitability of our existing retail store fleet. Since the program was announced in 2013, we have closed 527 stores, including 78 stores closed in Fiscal 2021, and it is planned that this program will close 40 stores in Fiscal 2022. Failure to properly identify or measure underperforming retail stores, failure to achieve anticipated sales transfer rates from closed stores to remaining retail stores and/or e-commerce sales, and failure to properly identify and analyze customer segmentation and spending patterns could have a material adverse effect on our business, financial position, results of operations, and cash flows. In addition, pursuant to GAAP, we are required to recognize an impairment charge when circumstances indicate that the carrying value of long-lived assets may not be recoverable. If a determination is made that the carrying value of a long-lived asset is not recoverable over its estimated useful life, the asset is written down to its estimated fair value.
Consumer demand, behavior, taste, and purchasing trends, as well as geopolitical conflicts and economic and political stability may differ in international markets and/or in the distribution channels through which our wholesale customers sell products, including as a result of the COVID-19 pandemic, and, as a result, sales of our products may not be successful or meet our expectations, or the margins on those sales may not be in line with those we currently anticipate. We may also face difficulties integrating foreign business operations and/or wholesaling operations with our current sourcing, distribution, information technology systems, and other operations. In addition, our expanded marketing and advertising strategies to promote sales, including the sponsorship of sweepstakes, contests and donations, and an increased online presence through collaborations with social media influencers, may not generate sufficient interest in our products while exposing us to other risks. Any of these challenges could hinder our success in new markets or new distribution channels. There can be no assurance that we will successfully complete any planned expansion or that any new business will be profitable or meet our expectations.
In addition, a wholly-owned subsidiary of the Company acquired certain intellectual property and related assets of Gymboree Group, Inc. and related entities, including worldwide rights to the name “Gymboree”. We have relaunched and plan to use the Gymboree brand to expand our business across our retail stores, e-commerce, international, and wholesale businesses. We also recently launched the Sugar & Jade brand in November 2021. The positioning of the Gymboree and the Sugar & Jade brands and their products, relative to our existing products, the fashion choices we make with respect to our products, and our ability to integrate the Gymboree and the Sugar & Jade brands and their products into our existing marketing, sourcing, inventory, sales/e-commerce, customer relations, and logistics operations and systems will be critical to our ability to leverage the Gymboree and the Sugar & Jade brands to expand our business.
A failure to properly execute our plans and business strategies, delays in executing our plans and business strategies, increased costs associated with executing on our plans and business strategies, or failure to identify alternative strategies could have a material adverse effect on our business, financial position, results of operations, and cash flows.

We depend on generating sufficient cash flows, together with our existing cash balances and availability under our credit facility, to fund our ongoing operations, capital expenditures, debt service requirements, share repurchases and, prior to its temporary suspension due to the COVID-19 pandemic, payment of dividends.
Our ability to fund our ongoing operations, capital expenditures, debt service requirements, share purchase programs and, prior to its temporary suspension due to the COVID-19 pandemic, payment of dividends will depend on our ability to generate cash flows. Our cash flows are dependent on many factors, including:
•seasonal fluctuations in our net sales and net income;
•the continued operation of our store fleet and e-commerce websites;
•the timing of inventory purchases for upcoming seasons, such as when to purchase merchandise for the back-to-school season;
•vendor and other supplier terms and related conditions, which may be less favorable to us as a smaller company in comparison to larger companies; and
•consumer sentiment, general business conditions, and economic uncertainty or slowdown, including as a result of events such as acts of terrorism, effects of war, pandemics, or other health issues such as COVID-19.
Most of these factors are beyond our control. It is difficult to predict the impact that general economic conditions, including the effects of the COVID-19 pandemic and inflation, will continue to have on consumer spending and our financial results. However, we believe that they could continue to result in reduced spending by our target customer, which would reduce our revenues and our cash flows from operating activities from those that otherwise would have been generated. In addition, steps that we may take to limit cash outlays, such as delaying the purchase of inventory, may not be successful or could delay the arrival of merchandise for future selling seasons, which could reduce our net sales or profitability. If we are unable to generate sufficient cash flows, we may not be able to fund our ongoing operations, planned capital expenditures, debt service requirements, or share repurchases, and we may be required to seek additional sources of liquidity.
Damage to, or a prolonged interruption of activities at, any facility that we use in our business operations could have a material adverse effect on our business.
Our single U.S. corporate headquarters is located in Secaucus, New Jersey. One of our company-operated distribution centers is located in Fort Payne, Alabama and supports our U.S. stores, wholesale, and e-commerce shipments in the U.S. Another company-operated distribution center is located in Mississauga, Ontario and supports all of our store fulfillment activities in Canada. We also use a third-party warehouse provider, with distribution centers located in: (i) Brownsburg, Indiana, to support our U.S. e-commerce operations; and (ii) Mississauga, Ontario to support our Canadian e-commerce operations. Our international franchise partners receive the vast majority of shipments of merchandise from our third-party warehouse provider located in Asia. On occasion, we may utilize additional facilities to support our seasonal warehousing needs. Damage to, or prolonged interruption of operations at, any of these third-party facilities due to a work stoppage, pandemics or other health issues, such as COVID-19, weather conditions such as a tornado, hurricane or flood, other natural disaster, fire, or other event could have a material adverse effect on our business, financial position, results of operations, and cash flows.
We depend on our relationships with unaffiliated manufacturers, suppliers, and transportation companies, both domestically and internationally. Our inability to maintain relationships with any of these entities, the disruption to or failure of any of their businesses, their failure to operate in a lawful or ethical manner, and the risks associated with international business, could have a material adverse effect on our business, financial position, results of operations, and cash flows.
We do not own or operate any manufacturing facilities and, therefore, are dependent upon independent third parties for the manufacture of all of our products. The vast majority of our products are currently manufactured to our specifications, pursuant to purchase orders, by independent manufacturers located primarily in Asia and Africa. We have no exclusive or long-term contracts with our manufacturers. We compete with other companies for manufacturing facilities, many of which have greater financial resources than we have or pay a higher unit price than we do. If an existing manufacturer of merchandise must be replaced for any reason, we will have to find alternative sources of manufacturing or increase purchases from our other third-party manufacturers, and there is no assurance we will be able to do so or do so on terms that are acceptable to us.
We do not use commissioned buying agents to source any products. Although we believe that we have the in-house capability to more efficiently source all of our products, our inability to do so, or our inability to find adequate sources to support our current needs for merchandise and future growth, could have a material adverse effect on our business, financial position, results of operations, and cash flows.

Our merchandise is shipped directly from manufacturers through third-party logistics providers to our or our third-party providers’ distribution and fulfillment centers, and in turn, to our stores, our e-commerce customers, and our international franchise partners and wholesale customers. Our operating results depend, in material part, on the orderly, timely, and accurate operation of our shipping, receiving, and distribution processes, which depends, in material part, on our manufacturers’ adherence to shipping schedules, the availability of ships, shipping containers and shipping routes, and our third-party providers’ effective management of our domestic and international shipping functions, distribution processes, facilities, and capacity.
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
•financial, political, or societal instability, or military action, war or other conflict;
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
•new and existing legislation relating to use of forced, indentured or child labor by unaffiliated manufacturers or suppliers, import quotas or other restrictions that may limit or prevent the import of our merchandise;
•changes to, or repeal, suspension or discontinuation of, trade agreements, trade legislation and/or trade preferences;
•significant delays in the manufacture, transportation and delivery of cargo due to COVID-19 and other health issues, port security considerations, political unrest, war, weather conditions, or cyber-security events;
•disruption of imports by labor disputes and local business or unethical practices;
•regulations under the United States Foreign Corrupt Practices Act; and
•increased costs of or shortages of equipment, containers for shipments, or transportation.
In addition to the above, it is possible that other events beyond our control, both domestically and internationally, such as labor disputes, cybersecurity events or allegations of misconduct or unethical behavior affecting our unaffiliated manufacturers, suppliers, or transportation companies, a terrorist or similar act, military action, strike, weather conditions, natural disasters, pandemics or other health issues, such as COVID-19, or government spending cuts, could result in delays or disruptions in the production, transportation and/or delivery of merchandise to our distribution centers or our stores, international franchise partners and wholesale customers, or the fulfillment of e-commerce orders to our customers, or require us to incur substantial additional costs, including in air freight, to ensure timely delivery. Any such event could have a material adverse effect on our business, financial position, results of operations, and cash flows.
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
Our vendor guidelines and code of conduct are designed to promote compliance with applicable law and industry standards and ethical business practices. We monitor our vendors’ practices; however, we do not control these independent manufacturers, their business practices, their labor practices, their health and safety practices, the physical condition of their factories, worker dormitories or other facilities, the integrity of their information or other business systems, or from where they buy or otherwise source their raw materials or labor. The failure of our third-party manufacturers or suppliers, which we do not control, to address the risks described above, could result in accidents and practices that cause material disruptions or delays in production or delivery, the imposition of governmental penalties or restrictions, and/or material harm to our reputation, any of which could have a material adverse effect on our business, financial position, results of operations, and cash flows.
We may experience disruptions at ports used to export our products from Asia, Africa, and other regions, or along the various shipping routes, or used as ports of entry in the United States and Canada.
We currently ship the vast majority of our products by ocean. If a disruption occurs in the operation of ports through which our products are exported or imported (e.g., the impact of pandemics or other health issues, such as COVID-19) or along the various shipping routes, we and our vendors may have to ship some or all of our products from Asia, Africa, and other regions by air freight or to or from alternative shipping destinations in the United States or in foreign countries. Shipping by air is significantly more expensive than shipping by ocean and our profitability could be materially reduced. Similarly, shipping to or from alternative destinations could lead to significantly increased costs for our products. A disruption at ports (domestic or abroad) through which our products are exported or imported or along the various shipping routes could have a material adverse effect on our business, financial position, results of operations, and cash flows.
Because certain of our subsidiaries operate outside of the United States, some of our revenues, product costs, and other expenses are subject to foreign economic and currency risks.
We have store operations in Canada, a sourcing office in Hong Kong, sourcing operations in various locations in Asia and Africa, and store operations internationally through franchisees.
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
Threatened or actual acts of terrorism, including U.S. domestic terrorism, continue to be a risk to the U.S. and global economies. Terrorism and potential military responses, political unrest, war and other conflicts, natural disasters, pandemics or other health issues, such as COVID-19, have disrupted and could disrupt commerce and impact our or our franchisees’ ability to operate our stores in affected areas, produce our products in foreign countries, import our products from foreign countries, or provide critical functions necessary to the operation of our business. A disruption of commerce, or an inability to recover critical functions from such a disruption, could interfere with the production, shipment, or receipt of our merchandise in a timely manner or increase our costs to do so. Consequently, any such disruption could undermine consumer confidence, which could negatively impact consumer spending patterns or customer traffic, and thus have a material adverse effect on our business, financial position, results of operations, and cash flows.
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
We are subject to customer payment-related risks that could increase our operating costs, expose us to fraud or theft, subject us to potential liability and potentially disrupt our business.
We accept payments using a variety of methods, including cash, checks, credit and debit cards, Afterpay, ApplePay, PayPal, our private label credit card, and gift cards. Acceptance of these payment options subjects us to rules, regulations, contractual obligations and compliance requirements, including payment card association operating rules, certification requirements and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. These requirements may change over time or be reinterpreted, making compliance more difficult or costly. Although no system can completely prevent theft, security countermeasures have been deployed to reduce the potential for fraud and theft by criminals. If we fail to comply with applicable rules and regulations, we may be subject to fines or higher transaction fees and may lose our ability to accept online payments or other payment card transactions. If any of these events were to occur, our business, financial position, results of operations, and cash flows could be adversely affected.
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
The apparel industry is subject to rapidly changing fashion trends and shifting consumer preferences, including the increase in online shopping. Our success depends, in material part, on the ability of our design, merchandising and IT teams to anticipate and respond to these changes for our brands and our global sourcing team to source from vendors that produce merchandise which has a compelling quality and value proposition for our customers. Our design, manufacturing, and sourcing process generally takes up to one year, during which time fashion trends and consumer preferences may further change. If we miscalculate either the demand for our merchandise or our customers’ tastes or purchasing habits, we could experience materially increased costs and lower selling prices due to a need to dispose of excess inventory. Conversely, if we forecast demand for our products that is lower than actual demand, we may experience insufficient levels of inventory, increased costs to fulfill demand from alternative locations of inventory, and reputational damage. Further, it is necessary to develop and implement uses and scaling of technology addressing changes in customer buying behaviors and/or successful customer marketing programs, including loyalty and private label credit card programs and “buy-now-pay-later” programs. Failure to address any of the above risks could have a material adverse effect on our business, financial position, results of operations, and cash flows.
A wide variety of factors can cause a decline in consumer confidence and spending which could have a material adverse effect on the retail and apparel industries and our operating results.
The apparel industry is cyclical in nature and is particularly affected by adverse trends in the general economy. Purchases of apparel and related merchandise are generally discretionary and, therefore, tend to decline during recessionary, inflationary and weak economic periods and also may decline at other times, including as a result of the COVID-19 pandemic. This is particularly true with our target customer who is a value conscious, lower to middle income mother buying for infants and children based on need rather than based on fashion, trend, or impulse. High unemployment levels, inflation, increases in tax rates, declines in real estate values, availability of credit, volatility in the global financial markets, and the overall level of consumer confidence have negatively impacted, and could in the future negatively impact, the level of consumer spending for discretionary items. This could adversely affect our business as it is dependent on consumer demand for our products. In North America, we have experienced and continue to experience a decrease in customer traffic, including at shopping malls, and a highly promotional environment. If the current macroeconomic environment deteriorates further, including as a result of the COVID-19 pandemic, there will likely be a negative effect on our revenues, operating margins, and earnings which could have a material adverse effect on our business, financial position, results of operations, and cash flows.
In addition to the economic environment, there are a number of other factors that could contribute to reduced customer traffic and/or reduced levels of consumer confidence and spending, such as actual or potential terrorist acts, including domestic terrorism, natural disasters, severe weather, pandemics or other health issues, such as COVID-19, political disruption, war, or geopolitical conflicts. These occurrences create significant instability and uncertainty in the United States and elsewhere in the world, causing consumers to defer purchases or to not shop in retail stores in shopping malls, or preventing our suppliers and service providers from providing required products, services, or materials to us. These factors could have a material adverse effect on our business, financial position, results of operations, and cash flows.
Fluctuations in the prices of raw materials, labor, energy, and services could result in increased product and/or delivery costs. Our profitability may decline as a result of increasing pressure on margins.
The apparel industry is subject to significant pricing pressure caused by many factors, including intense competition, the highly promotional retail environment, the financial health of competitors, changes in consumer demand, and macroeconomic conditions. If these factors cause us to reduce our sales prices and we fail to sufficiently reduce our product costs or operating expenses, our profitability could decline.
Increases in the price of raw materials, including cotton and other materials used in the production of fabric, clothing, footwear, and accessories, as well as volatility and increases in labor (including increases in minimum wages and wage rates as a result of change in laws or business practices), energy, shipping or distribution costs, pandemics or other health issues, such as COVID-19, and other costs, could result in significant increases in operating costs, as well as cost increases for our products and their distribution to our and our third-party partners’ distribution centers, retail locations, international franchise partners, and wholesale and retail customers. To the extent we are unable to offset any such increased costs through value engineering or price increases, such increased costs could have a material adverse effect on our business, financial position, results of operations, and cash flows.
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
The children’s apparel retail market is highly competitive, and we face heightened price and promotional competition. We compete in substantially all of our markets with Target Corporation, Old Navy, GapKids, and babyGap (each of which is a division of The Gap, Inc.), Carter’s, Inc., T.J. Maxx and Marshall’s (each of which is a division of TJX Companies, Inc.),

Burlington Coat Factory, Inc., Kohl’s Corporation, Walmart Stores, Inc., and other department stores. We also compete with a wide variety of specialty stores, other national and regional retail chains, catalog companies, and e-commerce retailers, including Amazon. One or more of our competitors are present in virtually all of the areas in which we have stores. E-commerce only retailers generally do not incur the geographical limitations suffered by traditional brick and mortar stores, giving e-commerce only retailers a competitive advantage to and imposing significant pricing pressure on brick and mortar stores. In addition, while we view our business as a single omni-channel business, our e-commerce stores may divert sales from our brick and mortar stores. Many of our competitors are larger than us and have access to significantly greater financial, marketing, and other resources than we have. Increased competition, increased promotional activity, continuing economic pressure on and inflation affecting value-seeking consumers, and liquidation activities by bankrupt and other struggling retailers, including selling apparel, footwear, and accessory merchandise at substantial discounts, could also have a material adverse effect on our ability to compete successfully, and could have a material adverse effect on our business, reputation, financial position, results of operations, and cash flows. We may not be able to continue to compete successfully against existing or future competition.
If our landlords should suffer financial difficulty or if we are unable to successfully negotiate acceptable lease terms, including resulting from actions taken by the Company in response to the COVID-19 pandemic, it could have a material adverse effect on our business, financial position, results of operations, and cash flows.
If any of our landlords or their substantial tenants, such as anchor department stores, should suffer financial difficulty, it could render our landlords unable to fulfill their duties under our lease agreements and/or could render certain malls to experience reduced customer traffic. Such duties include providing a sufficient number of mall co-tenants, common area maintenance, utilities, and payment of real estate taxes. While we have certain remedies under our lease agreements, the loss of business that could result if a shopping center should close or if customer traffic were to significantly decline as a result of lost tenants or improper care of the facilities or due to macroeconomic effects, including the COVID-19 pandemic or inflation, could have a material adverse effect on our business, financial position, results of operations, and cash flows.
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
As part of normal operations, we and our third-party vendors, consultants and other partners receive and maintain confidential and personally identifiable information about our customers and employees, and confidential financial, intellectual property, and other proprietary information. We regard the protection of our customer, employee, and Company information as critical. The regulatory environment surrounding information security and privacy is very demanding, with the frequent imposition of new and changing significant requirements, such as the California Consumer Privacy Act and the California Privacy Rights Act, and more recently, the Virginia Consumer Data Protection Act and the Colorado Privacy Act, some of which involve significant costs to implement and significant penalties if not followed properly. A significant breach of federal, state, provincial, local, or international privacy laws could have a material adverse effect on our business, reputation, financial position, results of operations, and cash flows.
A cybersecurity breach, whether targeted, random, or inadvertent, and whether at the hands of cyber criminals, hackers, rogue employees, hostile agents of foreign governments, or other persons, may occur and could go undetected for a period of time. Any cybersecurity incident could result in any or all of the following:
•theft, destruction, loss, misappropriation, or release of confidential financial and other data, intellectual property, customer awards or loyalty points, or customer, employee or vendor information, including personally identifiable information such as payment card information, bank account information, email addresses, passwords, social security numbers, home addresses, or health information;
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
Our efforts and technology to secure our computer network and systems may not be sufficient to defend us against all unauthorized attempts to access our employees’, customers’, vendors’ and/or our information. We have been and may be subject to attempts to gain unauthorized access to our computer network and systems, including emails. Similarly, a breach to the computer networks and systems of our third-party vendors, consultants or other partners, including those that are cloud-based, may also occur. Any such breach could lead to a material disruption of our computer network and/or the areas of our business dependent on the support, services, and other products provided by these third-party vendors, consultants and other partners, subsequently resulting in the events described above. To date, prior attempts to gain unauthorized access to the networks and systems of the Company, our third-party vendors, consultants or other partners have not had a material adverse effect on us.
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
•the integration and relaunch of the Gymboree brand in our stores and via our e-commerce website, and the launch of our newest brand, Sugar & Jade;
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
•negative publicity related to the social media influencers we have engaged;

•negative customer reviews or influencer reviews on social media; and
•liability for online advertising and content.
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
RISKS RELATED TO OUR STOCK AND STOCK PRICE
Changes in our sales, comparable retail sales, margins, operating income, earnings per share, cash flows, and/or other results of operations could have a material adverse effect on the market price of our common stock.
Numerous factors affect our sales, comparable retail sales, margins, operating income, earnings per share, cash flows, and other financial results, including the effects of the COVID-19 pandemic, unseasonable weather conditions, merchandise assortment and product acceptance, the retail price of our merchandise, fashion trends, customer traffic, number of visits to our e-commerce site, as well as related conversion, economic conditions in general, including inflation and consumer confidence, and the retail sales environment in particular, calendar shifts of holidays or seasonal periods, birth rate fluctuations, timing or extent of promotional events by our Company or by competitors and other competitive factors, including competitor bankruptcies, fluctuations in currency exchange rates, macro-economic conditions, and our success in and the cost of executing our business strategies.
Unseasonable weather, for example, warm weather in the winter or cold weather in the spring over an extended period of time, or the occurrence of frequent or severe storms, may adversely affect our sales and, therefore, our comparable retail sales, operating income and earnings per share. The nature of our target customer heightens the effects of unseasonable weather on our sales. Our target customer is a value conscious, lower to middle income mother buying for infants and younger children primarily based on need rather than based on fashion, trend, or impulse. Therefore, for example, our target customer may not purchase warm weather spring clothing during an extended period of unseasonably cold weather occurring in what otherwise should be warmer weather months, particularly since infants and younger children tend to outgrow clothing at a faster rate than older children and adults.
Our sales, comparable retail sales, margins, operating income, earnings per share, cash flows, and other financial results have fluctuated significantly in the past due to the factors cited above, and we anticipate that they may continue to fluctuate in the future, particularly in the highly competitive retail environment in which we operate, which may result in declines or delays in consumer spending. The investment and analyst community follows all of these financial markers closely and fluctuations in these results, or the failure of our results to meet investors’ or analysts’ models or expectations, may have a significant adverse effect on the price of our common stock.
The highly concentrated nature of our stock holdings could facilitate the approval by stockholders of proposals which are contrary to positions supported by our Board of Directors or management.
The top holders of our common stock are predominantly large multi-national financial institutions. As of the end of Fiscal 2021, the top ten institutional holders own over 50% of our outstanding shares of common stock. These holdings would permit these institutions to approve proposals submitted to the vote of stockholders, which may be contrary to positions supported by our Board of Directors or management.
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

Federal tax and other legislation has had and will continue to have a material effect on our business, financial position, results of operations, and cash flows. In addition, changes in current tax law could adversely impact our business, financial position, results of operations, and cash flows. Other legislative, regulatory, and other actions which might be taken by federal or state governments are unpredictable and could have unforeseen consequences having a material adverse effect on our business.
We are subject to income taxes in the United States and foreign jurisdictions, including Canada and Hong Kong. Our provision for income taxes and cash tax liability in the future could be adversely affected by numerous factors, including, but not limited to, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in tax laws, regulations, accounting principles or interpretations thereof, which could adversely impact our business, financial position, results of operations, and cash flows in future periods.
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
Legislative, regulatory, and other actions, such as minimum wage requirements or overtime regulation and other wage and hour regulations, continue to be unpredictable and could have unforeseen consequences. Such changes could impact our relationship with our workforce, increase our expenses and have a material adverse effect on our business, financial position, results of operations, and cash flows. None of our employees is currently represented by a collective bargaining agreement. However, from time to time there have been efforts to organize our employees at various locations. There is no assurance that our employees will not unionize in the future.
Our failure to comply with federal, state or local law, and litigation involving such laws, or changes in such laws, could materially increase our expenses and expose us to legal risks and liability.
If we fail to comply with applicable laws and regulations, particularly wage and hour, accessibility, privacy and information security, product safety, and pricing, children's online privacy protection, advertising, sweepstakes, contests, and marketing laws, we could be subject to legal and reputational risk, government enforcement action, and class action civil litigation, which could have a material adverse effect on our business, financial position, results of operations, and cash flows. Changes in regulation and how regulations are enforced, such as taxes, privacy and information security, product safety, trade, consumer credit, pricing, advertising, and marketing, healthcare or environmental protection, among others, could cause our expenses to increase, margins to decrease, or tax deductible expenses to decrease, which could lead to a material adverse effect on our business, financial position, results of operations, and cash flows.
Legal and regulatory actions are inherent in our business and could have a material adverse effect on our business, reputation, financial position, results of operations, and cash flows.
We are, and in the future may be, subject to legal and regulatory actions in the ordinary course of our business. Some of these proceedings have been, and in the future may be, brought on behalf of various alleged classes of complainants. The plaintiffs may seek large and/or indeterminate amounts, including treble, punitive, or exemplary damages and/or payment of legal fees in these proceedings. Substantial legal liability could have a material adverse effect on our business, financial position, results of operations, and cash flows or cause us material reputational harm, which in turn could materially harm our business prospects.
Our litigation and regulatory enforcement and other matters are subject to many uncertainties, and given their complexity and scope, their outcome cannot be predicted. Our reserves for litigation and regulatory and enforcement matters may prove to be inadequate. In light of the unpredictability of our litigation and regulatory and enforcement matters, it is also possible that in certain cases an ultimately unfavorable resolution of, or decision in, one or more litigation or regulatory and enforcement matters could have a material adverse effect on our reputation and/or our business, financial position, results of operations, and cash flows.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.    PROPERTIES.
We lease all of our existing store locations in the United States, Puerto Rico, and Canada, with lease terms expiring through 2030. The average unexpired lease term for our stores is approximately 1.2 years in the United States and Puerto Rico and in Canada. Generally, we enter into initial lease terms ranging between 5-10 years at inception and provide for contingent rent based on sales in excess of specific minimums. We anticipate that we will be able to extend those leases which we wish to extend on satisfactory terms as they expire or relocate to more desirable locations.
The following table sets forth information with respect to certain of our non-store locations as of January 29, 2022:

Location	Use	Approximate Sq. Footage	Current Lease Term Expiration
Fort Payne, AL (1)	Warehouse Distribution Center	700,000	Owned
Ontario, Canada (2)	Warehouse Distribution Center	95,000	4/30/2024
500 Plaza Drive, Secaucus, NJ (3)	Corporate Offices	200,000	5/31/2029
Hong Kong, China (3)	Product Support	22,800	4/30/2022
Brownsburg, Indiana (4)	Warehouse Distribution Center	315,000	8/31/2024
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

ITEM 3.    LEGAL PROCEEDINGS.
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
The Company engaged in mediation proceedings with the plaintiffs in December 2016 and April 2017. The parties reached an agreement in principle in April 2017, and signed a definitive settlement agreement in November 2017, to settle the matter on a class basis with all individuals in the U.S. who made a qualifying purchase at The Children’s Place from February 11, 2012 through January 28, 2020, the date of preliminary approval by the court of the settlement. The Company submitted its memorandum in support of final approval of the class settlement on March 2, 2021. On March 29, 2021, the court granted final approval of the class settlement and denied plaintiff’s motion for attorney’s fees, with the amount of attorney’s fees to be decided after the class recovery amount has been determined. The settlement provides merchandise vouchers for qualified class members who submit valid claims, as well as payment of legal fees and expenses and claims administration expenses. Vouchers were distributed to class members on November 15, 2021 and they will be eligible for redemption in multiple rounds through November 2023. In connection with the settlement, the Company recorded a reserve for $5.0 million in its consolidated financial statements in the first quarter of 2017.
The Company is also involved in various legal proceedings arising in the normal course of business. In the opinion of management, any ultimate liability arising out of these proceedings will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is listed on the Nasdaq Global Select Market, or Nasdaq, under the symbol “PLCE”. On March 18, 2022, the number of holders of record of our common stock was 38 and the number of beneficial holders of our common stock was approximately 24,000.
In March 2018, our Board of Directors authorized a $250.0 million share repurchase program (the “2018 Share Repurchase Program”). In November 2021, our Board of Directors approved another $250.0 million share repurchase program, which added to the remaining availability under the 2018 Share Repurchase Program. Under these programs, we may repurchase shares on the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under a program will depend on a variety of factors, including price, corporate and regulatory requirements, and other market and business conditions. We may suspend or discontinue the programs at any time and may thereafter reinstitute purchases, all without prior announcement. As of January 29, 2022, there was $257.3 million remaining under these programs. From March 2020 through July 2021, we suspended share repurchases, other than to satisfy withholding tax requirements of equity award recipients, due to the COVID-19 pandemic.
Pursuant to our practice, including due to restrictions imposed by our insider trading policy during black-out periods, we withhold and repurchase shares of vesting stock awards and make payments to taxing authorities as required by law to satisfy the withholding tax requirements of all equity award recipients. Our payment of the withholding taxes in exchange for the surrendered shares constitutes a repurchase of our common stock. We also acquire shares of our common stock in conjunction with liabilities owed under our Deferred Compensation Plan, which are held in treasury.
The following table summarizes our share repurchases:

	Fiscal Years Ended
	January 29, 2022		January 30, 2021
	Shares	Amount	Shares	Amount
	(in thousands)
Share repurchases related to:
Share repurchase program	1,025	$85,648	294	$15,490
Shares acquired and held in treasury	4	$278	6	$209
The following table provides a month-to-month summary of our share repurchase activity during the 13 weeks ended January 29, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs
10/31/21-11/27/21 (1)	63,613	$96.47	62,907	$291,682
11/28/21-1/1/22 (2)	224,926	82.66	224,926	273,089
1/2/22-1/29/22	218,800	72.20	218,800	257,292
Total	507,339	$79.88	506,633	$257,292
____________________________________________
(1)    Includes 706 shares acquired as treasury stock as directed by participants in the Company’s deferred compensation plan and 158 shares withheld to cover taxes in conjunction with the vesting of stock awards.
(2) Includes 1,188 shares withheld to cover taxes in conjunction with the vesting of stock awards.

Equity Plan Compensation Information
On May 20, 2011, our shareholders approved the 2011 Equity Incentive Plan (the “2011 Equity Plan”). The following table provides information as of January 29, 2022, about the shares of our Common Stock that may be issued under our equity compensation plans.

	COLUMN (A)	COLUMN (B)	COLUMN (C)
Plan Category	Securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Securities remaining available for future issuances under equity compensation plans (excluding securities reflected in Column (A))
Equity Compensation Plans Approved by Security Holders	N/A	N/A	596,216
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A
Total	N/A	N/A	596,216

Performance Graph
The following graph compares the cumulative stockholder return on our Common Stock with the return of companies comprising the NASDAQ US Benchmark TR Index and the NASDAQ US Benchmark Retail TR Index. The graph and the table below assume that $100 was invested on January 27, 2017 in each of our Common Stock, the NASDAQ US Benchmark TR Index and the NASDAQ US Benchmark Retail TR Index.

300
250
200
150
100
50
0
Index Value
1/27/2017
2/2/2018
1/31/2019
1/31/2020
1/30/2021
1/29/2022
Period Ending
The Children's Place---"PLCE"
NASDAQ US Benchmark TR Index
NASDAQ US Benchmark Retail TR Index

	FY17	FY18	FY19	FY20	FY21
The Children's Place---"PLCE"	$155.72	$105.20	$66.76	$82.20	$78.81
NASDAQ US Benchmark TR Index	122.14	121.66	146.88	177.49	206.49
NASDAQ US Benchmark Retail TR Index	134.78	144.34	167.86	232.24	242.91
The table below sets forth the closing price of our Common Stock and the closing indices for the NASDAQ US Benchmark TR Index and the NASDAQ US Benchmark Retail TR Index on the last day of each of our last five fiscal years.

	FY17	FY18	FY19	FY20	FY21
The Children's Place---"PLCE"	$145.60	$92.13	$59.67	$73.47	$70.44
NASDAQ US Benchmark TR Index	2,344.18	2,335.10	2,819.09	3,406.63	3,963.21
NASDAQ US Benchmark Retail TR Index	3,026.13	3,240.82	3,768.85	5,214.30	5,453.85

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion should be read in conjunction with our audited financial statements and notes thereto included in Part IV, Item 15.-Exhibits and Financial Statement Schedules. This Annual Report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including but not limited to statements relating to the Company’s strategic initiatives. Forward-looking statements typically are identified by use of terms such as “may”, “will”, “should”, “plan”, “project”, “expect”, “anticipate”, “estimate”, and similar words, although some forward-looking statements are expressed differently. These forward-looking statements are based upon the Company’s current expectations and assumptions and are subject to various risks and uncertainties that could cause actual results and performance to differ materially. Some of these risks and uncertainties are described in the Company’s filings with the Securities and Exchange Commission, including in Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K for the fiscal year ended January 29, 2022. Included among the risks and uncertainties that could cause actual results and performance to differ materially are the risk that the Company will be unsuccessful in gauging fashion trends and changing consumer preferences, the risks resulting from the highly competitive nature of the Company’s business and its dependence on consumer spending patterns, which may be affected by changes in economic conditions, the risks related to the COVID-19 pandemic, including the impact of the COVID-19 pandemic on our business or the economy in general (including decreased customer traffic, schools adopting remote and hybrid learning models, closures of businesses and other activities causing decreased demand for our products and negative impacts on our customers’ spending patterns due to decreased income or actual or perceived wealth, and the impact of the CARES Act and other legislation related to the COVID-19 pandemic, and any changes to the CARES Act or such other legislation), the risk that the Company’s strategic initiatives to increase sales and margin are delayed or do not result in anticipated improvements, the risk of delays, interruptions and disruptions in the Company’s global supply chain, including resulting from the COVID-19 pandemic or other disease outbreaks, or foreign sources of supply in less developed countries or more politically unstable countries, the risk that the cost of raw materials or energy prices will increase beyond current expectations or that the Company is unable to offset cost increases through value engineering or price increases, various types of litigation, including class action litigations brought under consumer protection, employment, and privacy and information security laws and regulations, the imposition of regulations affecting the importation of foreign-produced merchandise, including duties and tariffs, and the uncertainty of weather patterns. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
As used in this Annual Report on Form 10-K, references to the “Company”, “The Children’s Place”, “we”, “us”, “our”, and similar terms refer to The Children’s Place, Inc. and its subsidiaries. Our fiscal year ends on the Saturday on or nearest to January 31. Other terms that are commonly used in our Management’s Discussion and Analysis of Financial Condition and Results of Operations are defined as follows:
•Fiscal 2021 — The fifty-two weeks ended January 29, 2022
•Fiscal 2020 — The fifty-two weeks ended January 30, 2021
•Fiscal 2019 — The fifty-two weeks ended February 1, 2020
•Fiscal 2022 — Our next fiscal year representing the fifty-two weeks ending January 28, 2023
•SEC — U.S. Securities and Exchange Commission
•U.S. GAAP — Generally Accepted Accounting Principles in the United States
•FASB — Financial Accounting Standards Board
•FASB ASC — FASB Accounting Standards Codification, which serves as the source for authoritative U.S. GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative U.S. GAAP for SEC registrants
•AUR — Average unit retail price
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
Our Business
We are the largest pure-play children’s specialty apparel retailer in North America. We design, contract to manufacture, sell at retail and wholesale, and license to sell trend right, high quality merchandise predominantly at value prices, primarily under our proprietary “The Children’s Place”, “Place”, “Baby Place”, “Gymboree”, and “Sugar & Jade” brand names. As of January 29, 2022, we had 672 stores across North America, our e-commerce business at www.childrensplace.com, www.gymboree.com, and www.sugarandjade.com, and had 211 international points of distribution with our seven franchise partners in 16 countries.
Segment Reporting
In accordance with FASB ASC 280—Segment Reporting, we report segment data based on geography: The Children’s Place U.S. and The Children’s Place International. Each segment includes an e-commerce business located at www.childrensplace.com, www.gymboree.com, and www.sugarandjade.com. Included in The Children’s Place U.S. segment are our U.S. and Puerto Rico-based stores and revenue from our U.S.-based wholesale business. Included in The Children’s Place International segment are our Canadian-based stores, revenue from our Canadian-based wholesale business, as well as revenue from international franchisees. We measure our segment profitability based on operating income, defined as income before interest and taxes. Net sales and direct costs are recorded by each segment. Certain inventory procurement functions such as production and design, as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services, are managed by The Children’s Place U.S. segment. Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales. The assets related to these functions are not allocated. We periodically review these allocations and adjust them based upon changes in business circumstances. Net sales to external customers are derived from merchandise sales, and we have no customers that individually account for more than 10% of our net sales.
COVID-19 Pandemic
The COVID-19 pandemic continues to significantly impact regions all around the world, including the United States and Canada. This has resulted in continuing restrictions of businesses and other activities implemented by national, state, and local authorities and private entities, leading to significant adverse economic conditions and business and lifestyle disruptions, as well as significant volatility in global financial and retail markets. Federal, state, and local governments and health officials worldwide continue to impose varying degrees of preventative and protective actions, such as travel bans, restrictions on public gatherings, forced closures of businesses and other activities, social distancing, and the adoption of remote or hybrid learning models for schools, all in an effort to reduce the spread of the virus. In addition, certain U.S. and Canadian mall owners continue to restrict hours of operation and the number of people permitted in stores. Such factors, among others, have resulted in a significant decline in retail traffic and consumer spending on discretionary items.
As a result of the impact of the COVID-19 pandemic, we continue to experience business disruption with many of our retail stores across the U.S. and Canada. As of January 29, 2022, all of our stores were open to the public in the U.S., Canada, and Puerto Rico. Our distribution centers have remained open and operating during the pandemic to support our retail stores and e-commerce business. We have experienced, and will likely continue to experience, disruptions in our global supply chain, which have caused delays in the production and transportation of our products, which we are mitigating through shifting production schedules.
Recent Developments
Recent macroeconomic events have increased the cost of goods necessary to produce and distribute our products, including cotton and other materials used in production, as well as labor, fuel and energy. We expect these product input costs to continue to increase in 2022, which is planned to be partially mitigated by higher price realization.
On November 16, 2021, we completed the refinancing of our previous $360.0 million asset-based revolving credit facility (the “Previous ABL Credit Facility”) and our previous $80.0 million term loan (the “Previous Term Loan”) with a new lending group led by an affiliate of Wells Fargo Bank, National Association (“Wells Fargo”) by entering into a fourth amendment to our Credit Agreement, dated as of May 9, 2019, with the lenders party thereto (the “Fourth Amendment”). The new debt consists of a revolving credit facility with $350.0 million of availability (the “ABL Credit Facility”) and a $50.0 million term loan (the “Term Loan”), both with five year maturities, lower interest rates, reduced reporting requirements, and increased flexibility under the covenants.
The ABL Credit Facility is secured by a first-priority lien on substantially all of our U.S. and Canadian assets other than intellectual property, certain furniture, fixtures, equipment, and pledges of subsidiary capital stock; and a second-priority lien on our intellectual property, certain furniture, fixtures, equipment, and pledges of subsidiary capital stock. Interest on borrowings is payable monthly and is based on the amount of our average excess availability under the facility, at (a) the prime rate plus 0.375% or 0.625%, or (b) LIBOR plus 1.125% or 1.375%. The ABL Credit Facility has an unused line fee of 0.20%.
The Term Loan is secured by a first-priority lien on our intellectual property, certain furniture, fixtures, equipment, and pledges of subsidiary capital stock, and a second-priority lien on the assets securing the ABL Credit Facility on a first-priority basis. Interest is payable monthly at (a) LIBOR plus 2.50% for any portion that is a LIBOR loan, or (b) the base rate plus 1.75% for any portion that is a base rate loan. The Term Loan does not require amortization if certain conditions are met and is pre-payable at any time without penalty.
Concurrently, we repaid our then outstanding principal of $78.0 million on the Previous Term Loan with SLR Credit Solutions (formerly known as Crystal Financial LLC).
The description of the Fourth Amendment set forth herein is qualified in its entirety by reference to the full text thereof, a copy of which was filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the third quarter of Fiscal 2021.
Operating Highlights
Net sales increased $392.8 million, or 25.8%, to $1.915 billion during Fiscal 2021 from $1.523 billion during Fiscal 2020. The increase in net sales was driven primarily by strong customer response to our product assortment, strategic pricing and promotion changes, and the unprecedented level of stimulus and enhanced child tax credit payments to our customers resulting from the government pandemic relief legislation. During Fiscal 2021, we opened one new store and closed 78 stores.
Gross profit increased $461.4 million, or 138.4%, to $794.7 million during Fiscal 2021 from $333.3 million during Fiscal 2020. Gross margin increased 1,960 basis points to 41.5% during Fiscal 2021 from 21.9% during Fiscal 2020. The increase in gross margin resulted primarily from the leverage of fixed expenses resulting from the increase in net sales, higher merchandise margins in both our digital and stores channels due to strategic pricing and promotion changes, lower occupancy expenses due to rent abatements of $12.1 million, favorable lease negotiations, permanent store closures, and lower e-commerce fulfillment costs, resulting from our continuing cost optimization initiatives.
Selling, general, and administrative expenses (“SG&A”) increased $31.0 million, or 7.2%, to $459.2 million during Fiscal 2021 from $428.2 million during Fiscal 2020, driven by higher incentive compensation expense and higher marketing spend. As a percentage of net sales, SG&A decreased 410 basis points to 24.0% during Fiscal 2021 from 28.1% during Fiscal 2020, primarily as a result of the leverage of fixed expenses resulting from the increase in net sales.
Interest expense was $18.6 million during Fiscal 2021, compared to $11.8 million during Fiscal 2020. The increase in interest expense was driven by a higher average debt balance and the higher interest rate associated with the Previous ABL Credit Facility and Previous Term Loan for the first nine months of Fiscal 2021. In addition, interest expense for Fiscal 2021 included a charge of $3.7 million related to the refinancing of our Previous ABL Credit Facility and Previous Term Loan.
Provision for income taxes was $69.9 million during Fiscal 2021, compared to a benefit of $71.4 million during Fiscal 2020. Our effective tax rate was an expense of 27.2% and a benefit of 33.7% during Fiscal 2021 and Fiscal 2020, respectively. The decrease in our effective tax rate was primarily driven by tax benefits from the CARES Act in Fiscal 2020.
Net income increased $327.6 million to $187.2 million, or $12.59 per diluted share, during Fiscal 2021, compared to a net loss of $140.4 million, or $9.59 per share, during Fiscal 2020, due to the factors discussed above.
Although we are facing a period of uncertainty regarding the future impact of the COVID-19 pandemic, we continue to focus on our key strategic growth initiatives — superior product, digital transformation, and fleet optimization.
Focus on product remains our top priority. We reintroduced the Gymboree brand in February 2020 on an enhanced Gymboree website and in certain co-branded locations in Company stores in the U.S. and Canada, and in November 2021, we introduced our new brand, Sugar & Jade, which is targeted at the girls’ “tween” market and is offered exclusively online.
The transformation of our digital capabilities continues to expand given a completely redesigned responsive site and mobile application, providing a rich online shopping experience geared toward the needs of our “on-the-go” mobile customers, expanded customer personalization, which delivers unique, relevant content to drive sales, loyalty and retention, and the ability to have our entire store fleet equipped with ship-from-store capabilities. Also, in response to increased digital demand, including as a result of the COVID-19 pandemic, we have increased and will continue to increase the utilization of our third-party logistics provider to further support both our U.S. and Canadian e-commerce operations.

As a result of the heightened demand for online purchasing, including due to the COVID-19 pandemic, we accelerated our planned store closures under our fleet optimization initiative and have closed 256 stores, against our original target of 300 stores, over the past two fiscal years, including the 78 stores closed during Fiscal 2021. We have closed 527 stores since the announcement of this initiative in 2013. We are targeting 40 retail store closures in Fiscal 2022, which would bring our total store closures since the fleet optimization initiative began to 567 stores.
In March 2018, our Board of Directors authorized a $250.0 million share repurchase program (the “2018 Share Repurchase Program”). In November 2021, our Board of Directors approved another $250.0 million share repurchase program, which added to the remaining availability under the 2018 Share Repurchase Program. During Fiscal 2021, we repurchased approximately 1.0 million shares of our common stock for $85.6 million, consisting of shares surrendered to cover tax withholdings associated with the vesting of equity awards and shares acquired in the open market. As of January 29, 2022, there was $257.3 million remaining under these programs.
We have subsidiaries whose operating results are based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars. The table below summarizes the average translation rates that most significantly impact our operating results:

	Fiscal Years Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Average Translation Rates (1)
Canadian dollar	0.7986	0.7481	0.7550
Hong Kong dollar	0.1286	0.1290	0.1277
Chinese renminbi	0.1548	0.1459	0.1446
____________________________________________
(1)The average translation rates are the average of the monthly translation rates used during each fiscal year to translate the respective income statements. Each rate represents the U.S. dollar equivalent of the respective foreign currency.
CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the amounts of revenues and expenses reported during the period. We continuously review the appropriateness of the estimates used in preparing our financial statements; however, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. Consequently, actual results could differ materially from our estimates. “Note 1. Basis of Presentation and Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements.
The accounting estimates discussed below include those that we believe are the most critical to aid in fully understanding and evaluating our financial results. Senior management has discussed the development and selection of our critical accounting estimates with the Audit Committee of our Board of Directors, which has reviewed our related disclosures herein.
Impairment of Long-Lived Assets
We periodically review our long-lived assets for impairment when events indicate that their carrying value may not be recoverable. Such events include a historical or projected trend of cash flow losses or a future expectation that we will sell or dispose of an asset significantly before the end of its previously estimated useful life. In reviewing for impairment, we group our long-lived assets at the lowest possible level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.
We review all stores that have reached comparable sales status for impairment on at least an annual basis, or sooner if circumstances so dictate. We believe waiting this period of time allows a store to reach a maturity level where a more comprehensive analysis of financial performance can be performed. For each store that shows indications of impairment, we perform a recoverability test comparing estimated undiscounted future cash flows to the carrying value of the related long-lived assets. If the undiscounted future cash flows are less than the related net book value of the long-lived assets, they are written down to their fair market value. We primarily use discounted future cash flows directly associated with those assets, which consist principally of property and equipment and right-of-use (“ROU”) lease assets, to determine their fair market values. Estimating the fair market value of long-lived assets using the discounted cash flow model requires management to estimate future revenues, expenses, discount rates, long-term growth rates, and other factors in order to project future cash flows. The assumptions used to assess impairment consider external and internal factors. External factors comprise the local environment in which the store resides, including mall traffic, competition, and their effect on sales trends, as well as macroeconomic factors, such as the global pandemic. Internal factors include our ability to gauge the fashion taste of our customers, control over variable costs such as cost of sales and payroll, and in certain cases, our ability to renegotiate lease costs. If external factors should change unfavorably, if actual sales should differ from our projections, or if our ability to control costs is insufficient to sustain the necessary cash flows, changes in these estimates can have a significant impact on the assessment of fair market value, which could result in material impairment charges.
Income Taxes
We utilize the liability method of accounting for income taxes as set forth in FASB ASC 740—Income Taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities, as well as for net operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using currently enacted tax rates applied to taxable income in effect for the years in which the basis differences and tax assets are expected to be realized. Although we believe our assumptions, judgments and estimates are reasonable, changes in tax laws or our interpretation of tax laws and the resolution of any tax audits could significantly impact the amounts reflected for income taxes in our consolidated financial statements.
A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In determining the need for valuation allowances, we consider projected future taxable income, the availability of tax planning strategies, taxable income in prior carryback years, and future reversals of existing taxable temporary differences. The assumptions utilized in determining future taxable income require significant judgment. Actual operating results in future years could differ from our current assumptions, judgments and estimates. If, in the future, we determine that we would not be able to realize our recorded deferred tax assets, an increase in the valuation allowance would decrease earnings in the period in which such determination is made.
We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the consolidated financial statements. Due to uncertainties in any income tax audit, our assumptions regarding the ultimate settlement of unrecognized tax positions may change and the actual tax benefits may differ significantly from current estimates.
Stock-Based Compensation
We account for stock-based compensation according to the provisions of FASB ASC 718— Compensation-Stock Compensation. We grant time-vesting and performance-based stock awards to employees at various management levels. We also grant time-vesting stock awards to our non-employee directors. Time-vesting awards are granted in the form of restricted stock units that require each recipient to complete a service period (“Deferred Awards”). Deferred Awards granted to employees generally vest ratably over three years. Deferred Awards granted to non-employee directors generally vest after one year. Performance-based stock awards are granted in the form of restricted stock units, which have performance criteria that must be achieved for the awards to be earned, in addition to a service period requirement (“Performance Awards”), and each Performance Award has a defined number of shares that an employee can earn (the “Target Shares”). With the approval of the Human Capital & Compensation Committee, we may settle vested Deferred Awards and Performance Awards in shares, in a cash amount equal to the market value of such shares at the time all requirements for delivery of the award have been met, or in part shares and cash. For Performance Awards granted in Fiscal 2021, employees may earn from 0% to 300% of their Target Shares and for Performance Awards granted in Fiscal 2020 and Fiscal 2019, employees may earn from 0% to 250% of their Target Shares, based on the terms of the award and our achievement of certain performance goals established at the beginning of the applicable service period. Performance Awards cliff vest, if earned, after completion of the applicable service period, which is generally three years. The expense recognized for Performance Awards throughout the service period and the number of shares that are projected to ultimately vest, are based on the estimated degree to which the related performance metrics are expected to be achieved. Actual performance may differ from such projections, which would impact the number of shares that vest and the total amount of expense recognized for the related Performance Awards, which could have a material impact on our consolidated financial statements.
Inventory Valuation
We value inventory at the lower of cost or net realizable value, with cost determined using an average cost method. The estimated market value of inventory is determined based on an analysis of historical sales trends of our individual product categories, the impact of market trends and economic conditions, and a forecast of future demand, as well as plans to sell through inventory. Estimates may differ from actual results due to the quantity, quality, and mix of products in inventory, consumer and retailer preferences, and market conditions such as those resulting from disease pandemics and other catastrophic events. Reserves for inventory shrinkage, representing the risk of physical loss of inventory, are estimated based on historical experience and are adjusted based upon physical inventory counts. Our historical estimates for inventory obsolescence and shrinkage have not differed materially from actual results.
Recently Issued Accounting Standards
Refer to “Item 8. Financial Statements and Supplementary Data – Note 1. Basis of Presentation and Summary of Significant Accounting Policies” for discussion regarding the impact of recently issued accounting standards on our consolidated financial statements.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales. We primarily evaluate the results of our operations as a percentage of net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of net sales (i.e., “basis points”). For example, SG&A decreased approximately 410 basis points to 24.0% of net sales during Fiscal 2021 from 28.1% during Fiscal 2020. Accordingly, to the extent that our sales have increased at a faster rate than our costs (i.e., “leveraging”), the more efficiently we have utilized the investments we have made in our business. Conversely, if our sales decrease or if our costs grow at a faster pace than our sales (i.e., “de-leveraging”), we have less efficiently utilized the investments we have made in our business.

	Fiscal Years Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Net sales	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization)	58.5	78.1	65.0
Gross profit	41.5	21.9	35.0
Selling, general, and administrative expenses	24.0	28.1	25.6
Depreciation and amortization	3.0	4.4	4.0
Asset impairment charges	0.1	2.5	0.3
Operating income (loss)	14.4	(13.1)	5.2
Income (loss) before provision (benefit) for income taxes	13.4	(13.9)	4.7
Provision (benefit) for income taxes	3.6	(4.7)	0.8
Net income (loss)	9.8%	(9.2)%	3.9%
Number of Company stores, end of period	672	749	924
The following table sets forth net sales by segment, for the periods indicated:

	Fiscal Years Ended
	January 29, 2022	January 30, 2021	February 1, 2020
	(in thousands)
Net sales:
The Children’s Place U.S.	$1,723,887	$1,372,079	$1,671,165
The Children’s Place International	191,477	150,519	199,502
Total net sales	$1,915,364	$1,522,598	$1,870,667
Fiscal 2021 Compared to Fiscal 2020
Net sales increased $392.8 million, or 25.8%, to $1.915 billion during Fiscal 2021 from $1.523 billion during Fiscal 2020. The increase in net sales was driven primarily by strong customer response to our product assortment, strategic pricing and promotion changes, and the unprecedented level of stimulus and enhanced child tax credit payments to our customers resulting from the government pandemic relief legislation.
We believe that our e-commerce and brick-and-mortar retail store operations are highly interdependent, with both sharing common customers purchasing from a common pool of product inventory. Accordingly, we believe that consolidated omni-channel reporting presents the most meaningful and appropriate measure of our performance, including net sales.

The Children’s Place U.S. net sales increased $351.8 million, or 25.6%, to $1.724 billion during Fiscal 2021, compared to $1.372 billion during Fiscal 2020. The increase in net sales was driven primarily by strong customer response to our product assortment, strategic pricing and promotion changes, and the unprecedented level of stimulus and enhanced child tax credit payments to our customers resulting from the government pandemic relief legislation.
The Children’s Place International net sales increased $41.0 million, or 27.2%, to $191.5 million during Fiscal 2021, compared to $150.5 million during Fiscal 2020. The increase in net sales was driven primarily by the strong customer response to our product assortment and strategic pricing and promotion changes.
Total e-commerce sales, which include postage and handling, were 44.8% of net sales during Fiscal 2021, compared to 52.7% during Fiscal 2020.
Gross profit increased $461.4 million, or 138.4%, to $794.7 million during Fiscal 2021 from $333.3 million during Fiscal 2020. Gross margin increased 1,960 basis points to 41.5% during Fiscal 2021 from 21.9% during Fiscal 2020. Fiscal 2021 results included incremental expenses, including personal protective equipment and incentive pay for our associates of $1.4 million. Fiscal 2020 results included an inventory provision of $63.2 million related to the adverse business disruption resulting from the COVID-19 pandemic, including store closures and incremental expenses, personal protective equipment and incentive pay for our associates of $11.6 million, and fleet optimization costs of $0.6 million. Excluding the impact of these charges, gross margin leveraged 1,472 basis points to 41.6% of net sales, primarily from the leverage of fixed expenses resulting from the increase in net sales, higher merchandise margins resulting from significant AUR increases in both our digital and stores channels due to strategic pricing and promotion changes, lower occupancy expenses due to rent abatements of $12.1 million, favorable lease negotiations, permanent store closures, and lower e-commerce fulfillment costs, resulting from our continuing cost optimization initiatives.
Gross profit as a percentage of net sales is dependent upon a variety of factors, including changes in the relative sales mix among distribution channels, changes in the mix of products sold, the timing and level of promotional activities, changes in foreign currency exchange rates, and fluctuations in material costs. These factors, among others, may cause gross profit as a percentage of net sales to fluctuate from period to period.
Selling, general, and administrative expenses increased $31.0 million, or 7.2%, to $459.2 million during Fiscal 2021 from $428.2 million during Fiscal 2020. As a percentage of net sales, SG&A decreased 410 basis points to 24.0% during Fiscal 2021 from 28.1% during Fiscal 2020. Fiscal 2021 results included incremental expenses, including personal protective equipment and incentive pay for our associates of $1.6 million, restructuring costs, primarily related to severance costs for corporate and store associates, of $2.3 million, fleet optimization costs of $2.4 million, and contract termination costs of $0.8 million. Fiscal 2020 results included incremental operating expenses, including personal protective equipment and incentive pay for our associates, of $10.9 million, restructuring costs, primarily related to severance costs for corporate and store associates, of $10.5 million, the write-off of certain accounts receivable of $1.1 million, fleet optimization costs of $2.8 million, Gymboree integration costs of $0.6 million, and legal reserves of $0.3 million. Excluding the impact of these charges, SG&A expenses leveraged 281 basis points to 23.6% of net sales, primarily as a result of the leverage of fixed expenses resulting from the increase in net sales.
Asset impairment charges were $1.5 million during Fiscal 2021, inclusive of ROU assets, primarily related to two stores. Asset impairment charges during Fiscal 2020 were $38.5 million, inclusive of ROU assets, primarily related to 419 stores. These charges were related to underperforming stores identified in our ongoing store portfolio evaluation primarily as a result of decreased net sales and cash flow projections.
Depreciation and amortization was $58.4 million during Fiscal 2021, compared to $66.4 million during Fiscal 2020. This decrease was primarily driven by reduced depreciation of capitalized software, the permanent closure of 78 stores during Fiscal 2021, and a decrease in net book value as a result of the impairment charges recorded in Fiscal 2020.
Operating income (loss) increased to $275.6 million, or 14.4% of net sales for Fiscal 2021, from an operating loss of $199.9 million, or 13.1% of net sales for Fiscal 2020, reflecting the factors discussed above.
Interest expense, net was $18.6 million during Fiscal 2021, compared to $11.8 million during Fiscal 2020. The increase in interest expense was driven by a higher average debt balance and the higher interest rate associated with the Previous ABL Credit Facility and Previous Term Loan for the first nine months of Fiscal 2021. In addition, interest expense for Fiscal 2021 included a charge of $3.7 million related to the refinancing of our Previous ABL Credit Facility and Previous Term Loan.
Provision (benefit) for income taxes was an expense of $69.9 million during Fiscal 2021, compared to a benefit of $71.4 million during Fiscal 2020. Our effective tax rate was an expense of 27.2% and a benefit of 33.7% during Fiscal 2021 and Fiscal 2020, respectively. The decrease in our effective tax rate was primarily driven by tax benefits from the CARES Act in Fiscal 2020.

Net income (loss) increased to $187.2 million, or $12.59 per diluted share, during Fiscal 2021, compared to a net loss of $140.4 million, or $9.59 per share, during Fiscal 2020, due to the impact of COVID-19 pandemic in Fiscal 2020 and the other factors discussed above.
Fiscal 2020 Compared to Fiscal 2019
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2021 for the Fiscal 2020 to Fiscal 2019 comparative discussion.

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
On November 16, 2021, we completed the refinancing of the Previous ABL Credit Facility and Previous Term Loan with a new lending group led by an affiliate of Wells Fargo by entering into the Fourth Amendment to our Credit Agreement with the lenders party thereto. The new debt consists of a revolving credit facility with $350.0 million of availability and a $50.0 million term loan. (See “Revolving Credit Facility and Term Loan” below for further information).
Our working capital deficit improved $161.1 million to a deficit of $10.3 million at January 29, 2022, compared to a deficit of $171.4 million at January 30, 2021, primarily reflecting operating results over the past twelve months, as well as lower current lease liabilities resulting from favorable lease negotiations. During Fiscal 2021, we repurchased approximately 1.0 million shares for $85.6 million. During Fiscal 2020, prior to the suspension of our capital return program, we repurchased approximately 0.3 million shares for $15.5 million.
At January 29, 2022, we had $175.3 million of outstanding borrowings and $97.0 million available for borrowing under our ABL Credit Facility. In addition, at January 29, 2022, we had $7.4 million of outstanding letters of credit with an additional $42.6 million available for issuing letters of credit under our ABL Credit Facility.
We expect to be able to meet our working capital and capital expenditure requirements for the foreseeable future by using our cash on hand, cash flows from operations, and availability under our ABL Credit Facility.
ABL Credit Facility and Term Loan
We and certain of our subsidiaries maintain a $350 million ABL Credit Facility and a $50 million Term Loan with Wells Fargo Bank, National Association (“Wells Fargo”), Truist Bank, Bank of America, N.A., HSBC Business Credit (USA) Inc., and JPMorgan Chase Bank, N.A., as lenders (collectively, the “Lenders”) and Wells Fargo, as Administrative Agent, Collateral Agent, Swing Line Lender and Term Agent. Both the ABL Credit Facility and the Term Loan mature in November 2026, and both of these debt facilities have lower interest rates, reduced reporting requirements, and increased flexibility under the covenants compared to the Previous ABL Credit Facility and Previous Term Loan.
The ABL Credit Facility includes a $25 million Canadian sublimit and a $50 million sublimit for standby and documentary letters of credit.
Borrowings outstanding under the ABL Credit Facility bear interest, at our option, at:
(i)the prime rate plus a margin of 0.375% or 0.625% based on the amount of our average excess availability under the facility; or
(ii)the London InterBank Offered Rate, or “LIBOR”, for an interest period of one, three, or six months, as selected by us, plus a margin of 1.125% or 1.375% based on the amount of our average excess availability under the facility.
We are charged an unused line fee of 0.20% on the unused portion of the commitments. Letter of credit fees range from 0.563% to 0.683% for commercial letters of credit and range from 0.625% to 0.875% for standby letters of credit. Letter of credit fees are determined based on the amount of our average excess availability under the facility. The amount available for loans and letters of credit under the Credit Agreement is determined by a borrowing base consisting of certain credit card receivables, certain trade receivables, certain inventory, and the fair market value of certain real estate, subject to certain reserves.
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
Credit extended under the ABL Credit Facility is secured by a first priority security interest in substantially all of the Company’s U.S. and Canadian assets other than intellectual property, certain furniture, fixtures, equipment, and pledges of subsidiary capital stock, and a second priority security interest in the Company’s intellectual property, certain furniture, fixtures, equipment, and pledges of subsidiary capital stock.
The table below presents the components of our ABL Credit Facility and Previous ABL Credit Facility:

	January 29, 2022	January 30, 2021
	(in millions)
Credit facility maximum	$350.0	$360.0
Borrowing base (1)	279.7	282.2

Outstanding borrowings	175.3	169.8
Letters of credit outstanding—standby	7.4	8.2
Utilization of credit facility at end of period	182.7	178.0

Availability (2)	$97.0	$104.2

Interest rate at end of period	1.6%	4.2%

	Fiscal Years Ended
	January 29, 2022	January 30, 2021
Average end of day loan balance during the period	$187.0	$216.2
Highest end of day loan balance during the period	269.7	275.6
Average interest rate	3.6%	3.8%
____________________________________________
(1)Lower of the credit facility maximum or the total borrowing base collateral.
(2)The sublimit availability for letters of credit was $42.6 million and $41.8 million at January 29, 2022 and January 30, 2021, respectively.
The Term Loan bears interest, payable monthly, at (a) the LIBOR Rate plus 2.50% for any portion that is a LIBOR loan, or (b) the base rate plus 1.75% for any portion that is a base rate loan. The Term Loan is pre-payable at any time without penalty, and does not require amortization. For Fiscal 2021, we recognized $5.9 million in interest expense related to the Term Loan and the Previous Term Loan.
The Term Loan is secured by a first priority security interest in the Company’s intellectual property, certain furniture, fixtures, equipment, and pledges of subsidiary capital stock, and a second priority security interest in the collateral securing the ABL Credit Facility on a first-priority basis. The Term Loan is guaranteed by each of the Company’s subsidiaries that guarantee the ABL Credit Facility and shares substantially the same covenants as provided in the ABL Credit Facility.
Both the ABL Credit Facility and the Term Loan contain customary events of default, which include (subject in certain cases to customary grace and cure periods), nonpayment of principal or interest, breach of other covenants, failure to pay certain other indebtedness, and certain events of bankruptcy, insolvency or reorganization. As of January 29, 2022 and January 30, 2021, unamortized deferred financing costs amounted to $2.9 million and $3.6 million, respectively, of which $2.6 million and $1.2 million, respectively, related to our asset-based revolving credit facility.
Cash Flows and Capital Expenditures
Cash provided by operating activities was $133.3 million during Fiscal 2021, compared to $35.7 million of cash used by operating activities of during Fiscal 2020. Cash provided by operating activities during Fiscal 2021 was primarily the result of earnings generated during the period, partially offset by planned changes in working capital, which brought our vendor payables in line with historical payment terms. Cash used in operating activities during Fiscal 2020 was primarily the result of the net loss in the year due to the impact of the COVID-19 pandemic disruption, resulting in the acceleration of permanent store closures and extensive government mandated temporary store closures, partially offset by the impact of strategic working capital management and the extension of vendor payment terms.
Cash used in investing activities was $29.3 million during Fiscal 2021, compared to $30.4 million during Fiscal 2020. This change was primarily driven by the timing of capital expenditures.
Cash used in financing activities was $112.7 million during Fiscal 2021, compared to cash provided by financing activities of $60.9 million during Fiscal 2020. The decrease primarily resulted from net proceeds received from the issuance of long-term debt during Fiscal 2020, compared to the use of cash in Fiscal 2021 to repay long-term debt, and increased repurchases of our common stock during Fiscal 2021, compared to Fiscal 2020.
Our ability to continue to meet our capital requirements in Fiscal 2022 depends on our cash on hand, our ability to generate cash flows from operations, and available borrowings under our ABL Credit Facility. Cash flows generated from operations depends on our ability to achieve our financial plans. We believe that our existing cash on hand, cash generated from operations, and funds available to us through our ABL Credit Facility will be sufficient to fund our capital and other cash requirements for the foreseeable future.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
For a discussion of our contractual obligations and commercial commitments, see “Item 8. Financial Statements and Supplementary Data” – “Note 7. Leases”, “Note 8. Debt”, and “Note 9. Commitments and Contingencies.”
Off-Balance Sheet Arrangements
We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.
QUARTERLY RESULTS AND SEASONALITY
Our quarterly results of operations have fluctuated and are expected to continue to fluctuate materially depending on a variety of factors, including overall economic conditions, the timing and number of store closures, increases or decreases in Comparable Retail Sales, weather conditions (such as unseasonable temperatures or storms), shifts in timing of certain holidays, and changes in our merchandise mix and pricing strategy, including changes to address competitive factors. The combination and severity of one or more of these factors could result in material fluctuations in our results of operations.
The following table sets forth certain statement of operations data for each of our last four fiscal quarters. The quarterly statement of operations data set forth below reflect, in our opinion, all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the results of operations for these fiscal quarters (unaudited):

	Fiscal Year Ended January 29, 2022
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except earnings per share)
Net sales	$435,481	$413,855	$558,225	$507,803
Gross profit	188,206	167,861	244,831	193,842
Selling, general, and administrative expenses	106,738	115,620	115,563	121,248
Depreciation and amortization	15,561	14,392	14,204	14,260
Asset impairment charges	—	—	1,254	252
Operating income	65,907	37,849	113,810	58,082
Income before provision for income taxes	61,496	33,153	109,851	52,530
Provision for income taxes	16,291	9,058	30,983	13,527
Net income	$45,205	$24,095	$78,868	$39,003

Diluted earnings per share	$3.01	$1.60	$5.30	$2.68
Diluted weighted average common shares outstanding	15,002	15,062	14,873	14,543

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
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
Cash and Cash Equivalents
Cash and cash equivalents are normally invested in short-term financial instruments that will be used in operations within 90 days of the balance sheet date. Because of the short-term nature of these instruments, changes in interest rates would not materially affect their fair values.
Interest Rates
Our ABL Credit Facility bears interest at a floating rate equal to the prime rate or LIBOR, plus a calculated spread based on our average excess availability under the facility. As of January 29, 2022, we had $175.3 million in borrowings outstanding under our ABL Credit Facility. A 10% change in the prime rate or LIBOR interest rates would not have had a material impact on our interest expense.
Our Term Loan bears interest, payable monthly, at (a) the LIBOR Rate plus 2.50% for any portion that is a LIBOR loan, or (b) the base rate plus 1.75% for any portion that is a base rate loan. As of January 29, 2022, the outstanding balance of the Term Loan was $50.0 million. A 10% change in the three month LIBOR Rate would not have had a material impact on our interest expense.
Assets and Liabilities of Foreign Subsidiaries
Assets and liabilities outside the United States are primarily located in Canada and Hong Kong, where our investments in our subsidiaries are considered long-term. As of January 29, 2022, net assets in Canada and Hong Kong amounted to $52.7 million. A 10% increase or decrease in the Canadian and Hong Kong foreign currency exchange rates would increase or decrease the corresponding net investment by $5.3 million. All changes in the net investments in our foreign subsidiaries are recorded in other comprehensive income.
As of January 29, 2022, we had $47.7 million of our cash and cash equivalents held in foreign subsidiaries, of which $25.5 million was in Hong Kong and $17.4 million was in Canada.
Foreign Operations
We have exchange rate exposure primarily with respect to certain revenues and expenses denominated in Canadian dollars. As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses. Assuming a 10% change in foreign currency exchange rates, Fiscal 2021 net sales would have decreased or increased by approximately $17 million, and total costs and expenses would have decreased or increased by approximately $19 million. Additionally, we have foreign currency denominated receivables and payables that, when settled, result in transaction gains or losses. A 10% change in foreign currency exchange rates would not result in a significant transaction gain/loss in earnings.
We import a vast majority of our merchandise from foreign countries, primarily Vietnam, Cambodia, Indonesia, Ethiopia, Bangladesh, and China. Consequently, any significant or sudden change in the political, foreign trade, financial, banking, or currency policies and practices, or the occurrence of significant labor unrest in these countries, could have a material adverse impact on our business, financial position, results of operations, and cash flows.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The information required by this Item is incorporated herein by reference to the consolidated financial statements and supplementary data set forth in “Item 15. Exhibits and Financial Statement Schedules” of Part IV of this Annual Report on Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

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
Management, including our Chief Executive Officer and President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act, as of January 29, 2022. Based on that evaluation, our Chief Executive Officer and President and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level, as of January 29, 2022, to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive, principal accounting, and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Chief Financial Officer, we conducted an evaluation of the design and effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 29, 2022. Our independent registered public accounting firm that audited the consolidated financial statements included in this annual report has issued an attestation report on our internal control over financial reporting, which is included herein.
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

To the Stockholders and the Board of Directors of The Children’s Place, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited The Children’s Place, Inc. and subsidiaries’ internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Children’s Place, Inc. and subsidiaries (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of January 29, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 29, 2022, and January 30, 2021, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended January 29, 2022, and the related notes and our report dated March 25, 2022 expressed an unqualified opinion thereon.
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

/S/ Ernst & Young LLP

Iselin, New Jersey
March 25, 2022

ITEM 9B.    OTHER INFORMATION.
None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required to be included by Item 10 of Form 10-K will be set forth in the Company’s proxy statement for its 2021 annual meeting of stockholders to be filed with the SEC within 120 days after January 29, 2022 (the “Proxy Statement”) and is incorporated by reference herein.

ITEM 11.   EXECUTIVE COMPENSATION.
The information required to be included by Item 11 of Form 10-K will be set forth in the Proxy Statement and is incorporated by reference herein.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required to be included by Item 12 of Form 10-K will be set forth in the Proxy Statement and is incorporated by reference herein.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
The information required to be included by Item 13 of Form 10-K will be set forth in the Proxy Statement and is incorporated by reference herein.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required to be included by Item 14 of Form 10-K will be set forth in the Proxy Statement and is incorporated by reference herein.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)(1) Financial Statements
The following documents are filed as part of this report:

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of The Children’s Place, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Children’s Place, Inc. and subsidiaries (the “Company”) as of January 29, 2022 and January 30, 2021, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended January 29, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 29, 2022 and January 30, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 29, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 25, 2022, expressed an unqualified opinion thereon.
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
Impairment of Long-Lived Assets
Description of the Matter: As discussed in Note 4 to the consolidated financial statements, during the year ending January 29, 2022, the Company recorded impairment charges of $1.5 million related to its retail stores. The Company reviews its long-lived assets, including any right of use asset, for each store, and when events indicate that their carrying values may not be recoverable, the Company estimates future cash flows over the remaining lease term and compares the total undiscounted cash flows to the carrying value of the related long-lived assets. If the undiscounted cash flows are less than the related carrying value of the long-lived assets, they are written down to their fair values.
Auditing the Company’s long-lived asset impairment assessments involved subjective auditor judgment due to the estimation involved in determining the forecasted cash flows used to evaluate the recoverability and estimate the fair values of long-lived assets for which impairment was indicated. Significant assumptions used in determining the fair value of certain operating lease right-of-use assets include the current market rent for the remaining lease term of the related stores. These assumptions are subjective in nature and are affected by expectations about future market or economic conditions.
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

Iselin, New Jersey
March 25, 2022

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 29, 2022	January 30, 2021
	(in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$54,787	$63,548
Accounts receivable	21,863	39,534
Inventories	428,813	388,141
Prepaid expenses and other current assets	76,075	55,860
Total current assets	581,538	547,083
Long-term assets:
Property and equipment, net	155,006	181,801
Right-of-use assets	194,653	283,624
Tradenames, net	71,692	72,492
Deferred income taxes	23,109	45,579
Other assets	11,462	9,548
Total assets	$1,037,460	$1,140,127

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving loan	$175,318	$169,778
Accounts payable	183,758	252,124
Current portion of operating lease liabilities	91,097	174,585
Income taxes payable	10,984	5,508
Accrued expenses and other current liabilities	130,669	116,504
Total current liabilities	591,826	718,499
Long-term liabilities:
Long-term debt	49,685	75,346
Long-term portion of operating lease liabilities	134,761	214,173
Income taxes payable	14,939	14,939
Other tax liabilities	8,689	6,304
Other long-term liabilities	12,088	17,489
Total liabilities	811,988	1,046,750
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock, $1.00 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.10 par value, 100,000 shares authorized; 13,964 and 14,641 issued; 13,903 and 14,584 outstanding	1,396	1,464
Additional paid-in capital	160,348	148,519
Treasury stock, at cost (61 and 57 shares)	(3,443)	(3,164)
Deferred compensation	3,443	3,164
Accumulated other comprehensive loss	(14,186)	(13,816)
Retained earnings (deficit)	77,914	(42,790)
Total stockholders’ equity	225,472	93,377
Total liabilities and stockholders’ equity	$1,037,460	$1,140,127

 See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	January 29, 2022	January 30, 2021	February 1, 2020
	(in thousands, except earnings per share)
Net sales	$1,915,364	$1,522,598	$1,870,667
Cost of sales (exclusive of depreciation and amortization)	1,120,624	1,189,347	1,215,362
Gross profit	794,740	333,251	655,305
Selling, general, and administrative expenses	459,169	428,234	478,120
Depreciation and amortization	58,417	66,405	74,788
Asset impairment charges	1,506	38,527	6,039
Operating income (loss)	275,648	(199,915)	96,358
Interest expense	(18,634)	(11,906)	(8,194)
Interest income	16	63	253
Income (loss) before provision (benefit) for income taxes	257,030	(211,758)	88,417
Provision (benefit) for income taxes	69,859	(71,393)	15,117
Net income (loss)	$187,171	$(140,365)	$73,300

Earnings (loss) per common share
Basic	$12.82	$(9.59)	$4.71
Diluted	$12.59	$(9.59)	$4.68

Weighted average common shares outstanding
Basic	14,597	14,631	15,547
Diluted	14,870	14,631	15,653

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Years Ended
	January 29, 2022	January 30, 2021	February 1, 2020
	(in thousands)
Net income (loss)	$187,171	$(140,365)	$73,300
Other comprehensive income (loss):
Foreign currency translation adjustment	(370)	477	1,388
Change in fair value of cash flow hedges, net of income taxes	—	(748)	1
Total comprehensive income (loss)	$186,801	$(140,636)	$74,689

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
			Additional		Retained	Other			Total
	Common Stock		Paid-In	Deferred	Earnings	Comprehensive	Treasury Stock		Stockholders’
(in thousands)	Shares	Amount	Capital	Compensation	(Deficit)	Income (Loss)	Shares	Amount	Equity
Balance, February 2, 2019	15,873	$1,588	$146,991	$2,685	$180,792	$(14,934)	(47)	$(2,685)	$314,437
Vesting of stock awards	480	47	(5)						42
Stock-based compensation expense			16,219						16,219
Purchase and retirement of common stock	(1,591)	(159)	(25,439)		(108,007)				(133,605)
Dividends declared ($2.24 per share)					(34,928)				(34,928)
Unvested dividends			1,275		(1,275)				—
ASC Topic 842 Adjustment					(1,667)				(1,667)
Change in cumulative translation adjustment						1,388			1,388
Change in fair value of cash flow hedges, net of income taxes						1			1
Deferral of common stock into deferred compensation plan				271			(4)	(271)	—
Net income					73,300				73,300
Balance, February 1, 2020	14,762	$1,476	$139,041	$2,956	$108,215	$(13,545)	(51)	$(2,956)	$235,187
Vesting of stock awards	173	17	(17)						—
Stock-based compensation expense			14,316						14,316
Purchase and retirement of common stock	(294)	(29)	(4,821)		(10,640)				(15,490)
Other comprehensive loss						(271)			(271)
Deferral of common stock into deferred compensation plan				209			(6)	(209)	—
Net loss					(140,365)				(140,365)
Balance, January 30, 2021	14,641	$1,464	$148,519	$3,165	$(42,790)	$(13,816)	(57)	$(3,165)	$93,377
Vesting of stock awards	348	35	(35)						—
Stock-based compensation expense			30,942						30,942
Purchase and retirement of common stock	(1,025)	(103)	(19,078)		(66,467)				(85,648)
Other comprehensive loss						(370)			(370)
Deferral of common stock into deferred compensation plan				278			(4)	(278)	—
Net income					187,171				187,171
Balance, January 29, 2022	13,964	$1,396	$160,348	$3,443	$77,914	$(14,186)	(61)	$(3,443)	$225,472

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	January 29, 2022	January 30, 2021	February 1, 2020
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$187,171	$(140,365)	$73,300
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Non-cash portion of operating lease expense	100,564	113,145	149,006
Depreciation and amortization	58,417	66,405	74,788
Non-cash stock-based compensation expense	30,942	14,316	16,219
Asset impairment charges	1,506	38,527	6,039
Deferred income tax provision (benefit)	25,846	(32,660)	5,364
Loss on extinguishment of debt	3,679	—	—
Other non-cash charges, net	1,387	821	229
Changes in operating assets and liabilities:
Inventories	(40,870)	(61,080)	(23,537)
Accounts receivable and other assets	16,200	(3,616)	3,148
Prepaid expenses and other current assets	(7,191)	7,081	2,734
Income taxes payable, net of prepayments	(5,982)	(43,306)	8,574
Accounts payable and other current liabilities	(58,334)	71,720	17,502
Lease liabilities	(172,454)	(69,294)	(155,288)
Other long-term liabilities	(7,605)	2,589	(176)
Net cash provided by (used in) operating activities	133,276	(35,717)	177,902
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(29,307)	(30,585)	(57,502)
Acquisition of intangible assets	—	—	(76,951)
Change in deferred compensation plan	17	211	103
Net cash used in investing activities	(29,290)	(30,374)	(134,350)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	758,681	500,872	1,001,039
Repayments under revolving credit facility	(753,140)	(501,902)	(879,092)
Proceeds from issuance of term loan, net of discount	50,000	78,637	—
Repayment of term loan	(81,840)	—	—
Payment of debt issuance costs	(2,468)	(1,188)	—
Purchase and retirement of common stock, including shares surrendered for tax withholdings and transaction costs	(83,974)	(15,490)	(131,393)
Payment of dividends	—	—	(34,928)
Net cash provided by (used in) financing activities	(112,741)	60,929	(44,374)
Effect of exchange rate changes on cash and cash equivalents	(6)	223	173
Net decrease in cash and cash equivalents	(8,761)	(4,939)	(649)
Cash and cash equivalents, beginning of period	63,548	68,487	69,136
Cash and cash equivalents, end of period	$54,787	$63,548	$68,487

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	January 29, 2022	January 30, 2021	February 1, 2020
	(in thousands)
OTHER CASH FLOW INFORMATION:
Net cash paid for income taxes	$49,563	$3,643	$1,310
Cash paid for interest	14,774	10,831	7,553
Increase (decrease) in accrued capital expenditures	842	(811)	(1,853)

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
The Children’s Place, Inc. and subsidiaries (collectively, the “Company”) is the largest pure-play children’s specialty apparel retailer in North America. The Company provides apparel, footwear, accessories, and other items for children and ‘tweens.’ The Company designs, contracts to manufacture, sells at retail and wholesale, and licenses to sell trend right, high-quality merchandise predominantly at value prices, primarily under the Company’s proprietary “The Children’s Place”, “Place”, “Baby Place”, “Gymboree”, and “Sugar & Jade” brand names.
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
Terms that are commonly used in the notes to the Company’s consolidated financial statements are defined as follows:
•Fiscal 2021 - The fifty-two weeks ended January 29, 2022
•Fiscal 2020 - The fifty-two weeks ended January 30, 2021
•Fiscal 2019 - The fifty-two weeks ended February 1, 2020
•Fiscal 2022 - The Company’s next fiscal year representing the fifty-two weeks ending January 28, 2023
•SEC - U.S. Securities and Exchange Commission
•U.S. GAAP - Generally Accepted Accounting Principles in the United States
•FASB - Financial Accounting Standards Board
•FASB ASC - FASB Accounting Standards Codification, which serves as the source for authoritative U.S. GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative U.S. GAAP for SEC registrants
Fiscal Year
The Company’s fiscal year is a 52-week or 53-week period ending on the Saturday on or nearest to January 31. Fiscal 2021, 2020, and 2019 were 52-week years.
Basis of Presentation
The consolidated financial statements and accompanying notes to consolidated financial statements are prepared in accordance with U.S. GAAP and include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated. As of January 29, 2022 and January 30, 2021, the Company did not have any investments in unconsolidated affiliates. FASB ASC 810—Consolidation is considered when determining whether an entity is subject to consolidation.
Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and amounts of revenues and expenses reported during the period. Actual results could differ from the assumptions used and estimates made by management, which could have a material impact on the Company’s financial position or results of operations. Critical accounting estimates inherent in the preparation of the consolidated financial statements include impairment of long-lived assets, income taxes, stock-based compensation, and inventory valuation.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
Accounts Receivable
Accounts receivable consists of credit and debit card receivables, franchisee and wholesale receivables, and other miscellaneous items. Credit and debit card receivables represent credit and debit card sales, inclusive of private label credit card sales, for which the respective third-party service company has yet to remit the cash. The unremitted balance approximates the last few days of related credit and debit card sales for each reporting period. Franchisee and wholesale receivables represent product sales and sales royalties in which cash has not yet been remitted by our partners. Bad debt associated with all sales has not been material.
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
All derivative instruments are presented at gross fair value on the Consolidated Balance Sheets within either Prepaid expenses and other current assets or Accrued expenses and other current liabilities. As of January 29, 2022 and January 30, 2021, the Company did not have any open foreign exchange forward contracts.
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings within Cost of sales (exclusive of depreciation and amortization) in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in earnings within Selling, general, and administrative expenses, consistent with where the Company records realized and unrealized foreign currency gains and losses on transactions denominated in foreign currencies. There were no losses related to hedge ineffectiveness during Fiscal 2021 or Fiscal 2020. Changes in fair value associated with derivatives that are not designated and qualify as cash flow hedges are recognized in earnings within Selling, general, and administrative expenses. During Fiscal 2021, there were no derivatives that qualified as cash flow hedges.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Deferred Financing Costs
The Company capitalizes costs directly associated with acquiring third-party financing. Deferred financing costs for the asset-based revolving credit facility are included in Other assets and are amortized as Interest expense over the term of the related indebtedness. As of January 29, 2022 and January 30, 2021, unamortized deferred financing costs amounted to $2.9 million and $3.6 million, respectively, of which $2.6 million and $1.2 million, respectively, related to the Company’s asset-based revolving credit facility.
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
Intangible Assets
The Company’s intangible assets include both indefinite-lived and finite-lived assets. Intangible assets with indefinite lives consist primarily of trademarks and acquired trade names, which are tested for impairment annually at the end of December or whenever circumstances indicate that a decline in value may have occurred. The Company estimates the fair value of these intangible assets based on an income approach using the relief-from-royalty method. The Company’s finite-lived intangible assets consist primarily of customer lists and other acquisition-related assets. Finite-lived intangible assets are amortized over their estimated useful economic lives and are reviewed for impairment when factors indicate that an impairment may have occurred. The Company recognizes an impairment charge when the estimated fair value of the intangible asset is less than the carrying value.
Impairment of Long-Lived Assets
The Company periodically reviews its long-lived assets for impairment when events indicate that their carrying value may not be recoverable. Such events include historical trends or projected trends of cash flow losses or a future expectation that the Company will sell or dispose of an asset significantly before the end of its previously estimated useful life. In reviewing for impairment, the Company groups its long-lived assets at the lowest possible level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.
The Company reviews all stores that have reached comparable sales status for impairment on at least an annual basis, or sooner if circumstances so dictate. The Company believes waiting this period of time allows a store to reach a maturity level where a more comprehensive analysis of financial performance can be performed. For each store that shows indications of impairment, the Company performs a recoverability test comparing estimated undiscounted future cash flows to the carrying value of the related long-lived assets. If the undiscounted cash flows are less than the related net book value of the long-lived assets, they are written down to their fair market value. The Company primarily uses discounted future cash flows directly associated with those assets, which consist principally of property and equipment and right-of-use assets, to determine their fair market values. In evaluating future cash flows, the Company considers external and internal factors. External factors comprise the local environment in which the store resides, including mall traffic, competition, and their effect on sales trends, as well as macroeconomic factors, such as the global COVID-19 pandemic. Internal factors include the Company’s ability to gauge the fashion taste of its customers, control variable costs such as cost of sales and payroll, and in certain cases, its ability to renegotiate lease costs.
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

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
severity factors, and other actuarial assumptions. The Company records the current portions of employee medical benefits, workers compensation, and general liability reserves within Accrued expenses and other current liabilities.
Leases
The Company has operating leases for retail stores, corporate offices, distribution facilities, and certain equipment. The Company’s leases have remaining lease terms ranging from less than one year up to nine years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the lease early.
The lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. For operating leases, the right-of-use (“ROU”) asset is initially and subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, less any accrued lease payments and unamortized lease incentives. For finance leases, the ROU asset is initially measured at cost and subsequently amortized using the straight-line method generally from the lease commencement date to the earlier of the end of its useful life or the end of the lease term.
The discount rate is the rate implicit in the lease, unless that rate cannot be readily determined. In that case, the Company is required to use its incremental borrowing rate. The discount rate for a lease is determined based on the information available at lease commencement. The Company accounts for the underlying leased asset and applies a discount rate at the lease level. However, there are certain non-real estate leases for which the Company utilizes the portfolio method by aggregating similar leased assets based on the underlying lease term.
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
In certain leases, the Company has the right to exercise lease renewal options. Renewal option periods are included in the measurement of lease liability and related right-of-use asset where the exercise is reasonably certain to occur.
As of the periods presented, the Company’s finance leases were not material to the Consolidated Balance Sheets, Consolidated Statements of Operations, or Consolidated Statements of Cash Flows.
The Company has certain lease agreements structured with both fixed base rent and contingent rent based on a percentage of sales over contractual levels, others with only contingent rent based on a percentage of sales, and some with a fixed base rent adjusted periodically for inflation or changes in fair market value of the underlying real estate. Contingent rent is recognized as sales occur. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
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
Upon the temporary closure of the Company’s store fleet in March 2020, the Company began negotiating for concessions of certain rent payments for the time the stores were impacted. These discussions and negotiations were substantially completed at the end of the second quarter of Fiscal 2021. For the lease concessions that have been agreed upon and executed, the Company did not reassess each existing contract to determine whether enforceable rights and obligations for concessions existed and elected not to apply the lease modification guidance in ASC 842 to those contracts that shared similar characteristics. Rather, the Company accounts for COVID-19 lease concessions as reductions to variable lease cost.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) primarily consists of cumulative translation adjustments as well as changes in the value of cash flow hedges, net of income taxes.
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
Income Taxes
The Company utilizes the liability method of accounting for income taxes as set forth in FASB ASC 740—Income Taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities, as well as for net operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using currently enacted tax rates applied to taxable income in effect for the years in which the basis differences and tax assets are expected to be realized. A valuation allowance is recorded when it is more likely than not that any of the deferred tax assets will not be realized. In determining the need for valuation allowances, the Company considers projected future taxable income, the availability of tax planning strategies, taxable income in prior carryback years, and future reversals of existing taxable temporary differences. If, in the future, the Company determines that it would not be able to realize recorded deferred tax assets, an increase in the valuation allowance would decrease earnings in the period in which such determination is made.
The Company assesses income tax positions and records tax benefits for all years subject to examination based upon the Company’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the consolidated financial statements.
Deferred Compensation Plan
The Company has a deferred compensation plan (the “Deferred Compensation Plan”), which is a nonqualified, unfunded plan, for eligible senior level employees. Under the Deferred Compensation Plan, a participant may elect to defer up to 80% of his or her base salary and/or up to 100% of his or her bonus to be earned for the year following the year in which the deferral election is made. The Deferred Compensation Plan also permits members of the Board of Directors to elect to defer payment of all or a portion of their retainer and other fees to be earned for the year following the year in which a deferral election is made. In addition, eligible employees and directors of the Company may elect to defer payment of any shares of Company stock that are earned with respect to deferred stock awards. Directors may elect to have all or a portion of their fees earned for their service on the Board invested in shares of the Company’s common stock. The Company is not required to contribute to the Deferred Compensation Plan, but at its sole discretion, can make additional contributions on behalf of the participants. Deferred amounts are not subject to forfeiture and are deemed invested among investment funds offered under the Deferred Compensation Plan, as directed by each participant. Payments of deferred amounts (as adjusted for earnings and losses) are payable following separation from service or at a date or dates elected by the participant at the time the deferral is elected. Payments of deferred amounts are generally made in either a lump sum or in annual installments over a period not exceeding 15 years. During fiscal 2010, the Deferred Compensation Plan was amended to allow for cash deferrals made by members of the Board of Directors to be invested in shares of the Company’s common stock. Such elections are irrevocable and will be settled in shares of common stock. All deferred amounts are payable in the form in which they were made, except for Board of Directors fees invested in shares of the Company’s common stock, which are settled in shares of Company common stock. Earlier distributions are not permitted, except in the case of an unforeseen hardship.
The Company has established a rabbi trust that serves as an investment to shadow the Deferred Compensation Plan liability. The assets of the rabbi trust are general assets of the Company and, as such, would be subject to the claims of creditors in the event of bankruptcy or insolvency. Investments of the rabbi trust consist of mutual funds and Company common stock. The Deferred Compensation Plan liability, excluding Company common stock, is included within Other long-term liabilities, and changes in the balance, except those relating to payments, are recognized as compensation expense within Selling, general, and administrative expenses. The value of the mutual funds in the rabbi trust is included in Other assets and related earnings

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
and losses are recognized as investment income or loss, within Selling, general, and administrative expenses. Company stock deferrals are included within the equity section of the Company’s Consolidated Balance Sheets as Treasury stock and as Deferred compensation. Deferred stock is recorded at fair market value at the time of deferral, and any subsequent changes in fair market value are not recognized.
Legal Contingencies
The Company reserves for the outcome of litigation and contingencies when it determines an adverse outcome is probable and can estimate losses. Estimates are adjusted as facts and circumstances require. The Company expenses the costs to resolve litigation as incurred, net of amounts, if any, recovered through insurance coverage.
Foreign Currency Translation and Transactions
The Company has determined that the local currencies of its Canadian and Asian subsidiaries are their functional currencies. In accordance with FASB ASC 830—Foreign Currency Matters, the assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the current rates of exchange existing at period-end, and revenues and expenses are translated at average monthly exchange rates. Related translation adjustments are reported as a separate component of stockholders’ equity. The Company also transacts certain business in foreign denominated currencies primarily with its Canadian subsidiary purchasing inventory in U.S. dollars, and there are inter-company charges between various subsidiaries.
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
This topic defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a three-level hierarchy, which encourages an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of the hierarchy are defined as follows:
•Level 1 - inputs to the valuation techniques that are quoted prices in active markets for identical assets or liabilities
•Level 2 - inputs to the valuation techniques that are other than quoted prices, but are observable for the assets or liabilities, either directly or indirectly
•Level 3 - inputs to the valuation techniques that are unobservable for the assets or liabilities
The Company’s cash and cash equivalents, accounts receivable, investments in the rabbi trust, accounts payable, and revolving loan are all short-term in nature. As such, their carrying amounts approximate fair value and fall within Level 1 of the fair value hierarchy. The Company stock included in the Deferred Compensation Plan is not subject to fair value measurement.
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
Revenues
Revenues are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.
The Company recognizes revenue, including shipping and handling fees billed to customers, upon purchase at the Company’s retail stores or when received by the customer if the product was purchased via e-commerce, net of coupon redemptions and anticipated sales returns. The Company deferred sales of $3.6 million and $5.3 million within Accrued expenses and other current liabilities as of January 29, 2022 and January 30, 2021, respectively, based upon estimated time of delivery, at which point control passes to the customer. Sales tax collected from customers is excluded from revenue.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the sale of goods with a right of return, the Company recognizes revenue for the consideration it expects to be entitled to and calculates an allowance for estimated sales returns based upon the Company’s sales return experience. Adjustments to the allowance for estimated sales returns in subsequent periods have not been material based on historical data, thereby reducing the uncertainty inherent in such estimates. The allowance for estimated sales returns, which is recorded in Accrued expenses and other current liabilities, was $1.0 million as of January 29, 2022 and January 30, 2021.
The Company’s private label credit card is issued to customers for use exclusively at The Children’s Place stores and online at www.childrensplace.com, www.gymboree.com, and www.sugarandjade.com, and credit is extended to such customers by a third-party financial institution on a non-recourse basis to the Company. The private label credit card includes multiple performance obligations for the Company, including marketing, promoting the program on behalf of the bank and the operation of a loyalty rewards program. Included in the agreement with the third-party financial institution was an upfront bonus paid to the Company. The upfront bonus is recognized as revenue and allocated between brand and reward obligations. As the license of the Company’s brand is the predominant item in the performance obligation, the amount allocated to the brand obligation is recognized on a straight-line basis over the initial term. The amount allocated to the reward obligation is recognized on a point-in-time basis as redemptions under the loyalty program occur.
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
The Company has a points-based customer loyalty program in which customers earn points based on purchases and other promotional activities. These points can be redeemed for coupons to discount future purchases. A contract liability is estimated based on the standalone selling price of benefits earned by customers through the program and the related redemption experience under the program. The value of each point earned is recorded as deferred revenue and is included within Accrued expenses and other current liabilities. The total contract liabilities related to this program were $5.0 million and $2.7 million as of January 29, 2022 and January 30, 2021, respectively.
The Company’s policy with respect to gift cards is to record revenue as and when the gift cards are redeemed for merchandise. The Company recognizes gift card breakage income in proportion to the pattern of rights exercised by the customer when the Company expects to be entitled to breakage and the Company determines that it does not have a legal obligation to remit the value of the unredeemed gift card to the relevant jurisdiction as unclaimed or abandoned property. Gift card breakage is recorded within Net sales. Prior to their redemption, gift cards are recorded as a liability within Accrued expenses and other current liabilities. The liability is estimated based on expected breakage that considers historical patterns of redemption.
The Company has an international program of territorial agreements with franchisees. The Company generates revenues from the franchisees from the sale of product and, in certain cases, sales royalties. The Company recognizes revenue on the sale of product to franchisees when the franchisee takes ownership of the product. The Company records net sales for royalties when the applicable franchisee sells the product to customers. Under certain agreements, the Company receives a fee from each franchisee for exclusive territorial rights and based on the opening of new stores. The Company records these territorial fees as deferred revenue and amortizes the fee into Net sales over the life of the territorial agreement.
Cost of Sales (exclusive of depreciation and amortization)
In addition to the cost of inventory sold, the Company includes certain buying, design, and distribution expenses, shipping and handling costs on merchandise sold directly to customers, and letter of credit fees in Cost of sales. The Company records all occupancy costs in Cost of sales, except for administrative office buildings, which are recorded in Selling, general, and administrative expenses. All depreciation is reported on a separate line in the Company’s Consolidated Statements of Operations.
Stock-based Compensation
The Company’s stock-based compensation plans are administered by the Human Capital & Compensation Committee of the Board of Directors. The Human Capital & Compensation Committee is comprised of independent members of the Board of

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Directors. Effective May 20, 2011, the shareholders approved the 2011 Equity Incentive Plan (the “Equity Plan”). The Equity Plan allows the Human Capital & Compensation Committee to grant multiple forms of stock-based compensation, such as stock options, stock appreciation rights, restricted stock awards, deferred stock awards, and performance stock awards.
The Company accounts for stock-based compensation in accordance with the provisions of FASB ASC 718— Compensation—Stock Compensation. These provisions require, among other things: (a) the fair value at grant date of all stock awards be expensed over their respective vesting periods; (b) the amount of cumulative compensation cost recognized at any date must at least be equal to the portion of the grant-date value of the award that is vested at that date; and (c) that compensation expense include a forfeiture estimate for those shares not expected to vest. The fair value of all stock awards is based on the closing price of the Company’s common stock on the grant date. Also, in accordance with these provisions, for those awards with multiple vest dates, the Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award. The expense recognized for Performance Awards throughout the service period and the number of shares that are projected to ultimately vest, are based on the estimated degree to which the related performance metrics are expected to be achieved.
Advertising and Marketing Costs
The Company expenses the cost of advertising over the period the advertising is run or displayed. Advertising and other marketing costs are recorded in Selling, general, and administrative expenses and amounted to $44.3 million, $31.1 million, and $35.0 million in Fiscal 2021, Fiscal 2020, and Fiscal 2019, respectively. Deferred advertising, marketing, and promotional costs, which principally relate to advertisements that have not yet been exhibited or services that have not yet been received, were $1.4 million and $0.8 million at January 29, 2022 and January 30, 2021, respectively, and were recorded within Prepaid expenses and other current assets in the Company’s Consolidated Balance Sheets.
Earnings per Common Share
The Company reports its earnings per share in accordance with FASB ASC 260—Earnings Per Share, which requires the presentation of both basic and diluted earnings per share on the Consolidated Statements of Operations. The diluted weighted average common shares include adjustments for the potential effects of outstanding stock options, Deferred Awards, and Performance Awards (as both terms are used in “Note 11. Stock-Based Compensation” to these consolidated financial statements), but only in the periods in which such effect is dilutive under the treasury stock method. Included in basic and diluted weighted average common shares are those shares, due to participants in the Deferred Compensation Plan, which are held in treasury stock. Anti-dilutive stock awards are comprised of unvested deferred, restricted, and performance shares which would have been anti-dilutive in the application of the treasury stock method in accordance with FASB ASC 260—Earnings Per Share.
In accordance with this topic, the following table reconciles share amounts utilized to calculate basic and diluted net income per common share:

	Fiscal Years Ended
	January 29, 2022	January 30, 2021	February 1, 2020
	(in thousands)
Basic weighted average common shares	14,597	14,631	15,547
Dilutive effect of stock awards	273	—	106
Diluted weighted average common shares	14,870	14,631	15,653
Recently Issued Accounting Updates
Adopted in Fiscal 2021
In December 2019, the FASB issued guidance related to the accounting for income taxes. The guidance aims to simplify the accounting for income taxes by removing certain exceptions to the general principles within the previous guidance and by clarifying and amending the previous guidance. The guidance was effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2020. The Company adopted this guidance in the first quarter of Fiscal 2021. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. REVENUES
The following table presents the Company’s revenues disaggregated by geography:

	Fiscal Years Ended
	January 29, 2022	January 30, 2021	February 1, 2020
	(in thousands)
Net sales:
South	$724,375	$579,348	$659,519
Northeast	412,785	325,124	429,857
West	277,162	219,686	290,290
Midwest	242,392	197,697	234,621
International and other	258,650	200,743	256,380
Total net sales	$1,915,364	$1,522,598	$1,870,667
As discussed in “Note 1. Basis of Presentation and Summary of Significant Accounting Policies”, gift cards are recorded as a liability within Accrued expenses and other current liabilities. The following table provides the reconciliation of the contract liability related to gift cards:

January 29, 2022
(in thousands)
Balance at January 30, 2021	$13,634
Gift cards sold	25,085
Gift cards redeemed	(23,617)
Gift card breakage	(3,031)
Balance at January 29, 2022	$12,071

3. INTANGIBLE ASSETS
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
The Company’s intangible assets were as follows:

		January 29, 2022
	Useful Life	Gross Amount	Accumulated Amortization	Net Amount
		(in thousands)
Gymboree tradename (1)	Indefinite	$69,953	$—	$69,953
Crazy 8 tradename (1)	5 years	4,000	(2,261)	1,739
Customer databases (2)	3 years	3,000	(2,827)	173
Total intangibles, net		$76,953	$(5,088)	$71,865

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		January 30, 2021
	Useful Life	Gross Amount	Accumulated Amortization	Net Amount
		(in thousands)
Gymboree tradename (1)	Indefinite	$69,953	$—	$69,953
Crazy 8 tradename (1)	5 years	4,000	(1,461)	2,539
Customer databases (2)	3 years	3,000	(1,827)	1,173
Total intangibles, net		$76,953	$(3,288)	$73,665
____________________________________________
(1)Included within Tradenames, net on the Consolidated Balance Sheets.
(2)Included within Other assets on the Consolidated Balance Sheets.

4. PROPERTY AND EQUIPMENT, NET
Property and equipment consisted of the following:

	January 29, 2022	January 30, 2021
	(in thousands)
Property and equipment:
Land and land improvements	$3,403	$3,403
Building and improvements	36,045	36,133
Material handling equipment	64,989	58,034
Leasehold improvements	197,436	216,989
Store fixtures and equipment	212,613	226,404
Capitalized software	320,716	296,967
Construction in progress	8,170	15,211
	843,372	853,141
Less accumulated depreciation and amortization	(688,366)	(671,340)
Property and equipment, net	$155,006	$181,801
During Fiscal 2021, the Company reviewed its store related long-lived assets for indicators of impairment, and performed a recoverability test if indicators were identified. Based on the results of the analysis performed, the Company recorded asset impairment charges of $1.5 million, inclusive of ROU assets, primarily related to the impairment of two stores during Fiscal 2021.
During Fiscal 2020, the Company reviewed its store related long-lived assets for 749 stores with a total net book value of $43.6 million for indicators of impairment, and performed a recoverability test if indicators were identified. Based on the results of the analysis performed, the Company recorded asset impairment charges of $38.5 million, inclusive of ROU assets, primarily related to the impairment of 419 stores during Fiscal 2020.
During Fiscal 2019, the Company reviewed its store related long-lived assets for 924 stores with a total net book value of $65.0 million for indicators of impairment, and performed a recoverability test if indicators were identified. Based on the results of the analysis performed, the Company recorded asset impairment charges of $6.0 million during Fiscal 2019, of which $3.2 million related to the impairment of 29 stores, and $2.8 million related to the write-down of information technology systems.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5.    PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following:

	January 29, 2022	January 30, 2021
	(in thousands)
Prepaid income taxes	$54,043	$43,752
Prepaid cloud computing	7,187	3,836
Prepaid maintenance contracts	3,709	2,433
Prepaid property expense	1,678	281
Other	9,458	5,558
Total Prepaid expenses and other current assets	$76,075	$55,860

6.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	January 29, 2022	January 30, 2021
	(in thousands)
Accrued salaries and benefits	$44,494	$33,817
Accrued property expenses	18,990	5,756
Customer liabilities	11,354	12,904
Accrued capital expenditures	5,277	3,443
Deferred revenue for MyPlace Rewards loyalty program	4,971	2,669
Deferred revenue	4,613	6,306
Accrued freight	4,196	4,811
Sales taxes and other taxes payable	4,147	13,936
Accrued marketing	4,015	3,206
Insurance reserves	3,487	4,113
Accrued store expenses	2,696	3,893
Accrued professional fees	2,114	1,488
Other	20,315	20,162
Total Accrued expenses and other current liabilities	$130,669	$116,504

7. LEASES
The following components of lease expense were recognized in the Company’s Consolidated Statements of Operations:

	Fiscal Years Ended
	January 29, 2022	January 30, 2021	February 1, 2020
	(in thousands)
Fixed operating lease cost	$113,681	$128,373	$149,006
Variable operating lease cost (1)	39,711	44,085	64,228
Total operating lease cost	$153,392	$172,458	$213,234

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
____________________________________________
(1)Includes short term leases with lease periods of less than 12 months as well as lease abatements accounted for as reductions to variable lease costs under the COVID-19 expedient of $12.1 million and $12.9 million for Fiscal 2021 and Fiscal 2020, respectively.
As of January 29, 2022, the weighted-average remaining operating lease term was 4.3 years, and the weighted-average discount rate for operating leases was 5.2%. Cash paid for amounts included in the measurement of operating lease liabilities in Fiscal 2021 was $172.5 million. ROU assets obtained in exchange for new operating lease liabilities were $14.0 million in Fiscal 2021.
As of January 29, 2022, the maturities of operating lease liabilities were as follows:

January 29, 2022
(in thousands)
2022	$98,415
2023	52,337
2024	30,478
2025	18,384
2026	16,066
Thereafter	33,945
Total lease payments	249,625
Less: imputed interest	(23,767)
Present value of operating lease liabilities	$225,858

8. DEBT
On November 16, 2021, the Company completed the refinancing of its previous $360.0 million asset-based revolving credit facility (“Previous ABL Credit Facility”) and previous $80.0 million term loan with a new lending group led by an affiliate of Wells Fargo Bank, National Association (“Wells Fargo”) by entering into a fourth amendment to its Credit Agreement, dated as of May 9, 2019, with the lenders party thereto. The new debt consists of a revolving credit facility with $350.0 million of availability (the “ABL Credit Facility”) and a $50.0 million term loan (the “Term Loan”). In connection with the refinancing, the Company recorded a charge of $3.7 million, which is included within Interest expense on the Consolidated Statements of Operations and consists of a prepayment penalty and the write-off of unamortized deferred financing costs and debt discount.
ABL Credit Facility and Term Loan
The Company and certain of its subsidiaries maintain the $350 million ABL Credit Facility and the $50 million Term Loan with Wells Fargo, Truist Bank, Bank of America, N.A., HSBC Business Credit (USA) Inc., and JPMorgan Chase Bank, N.A., as lenders (collectively, the “Lenders”) and Wells Fargo, as Administrative Agent, Collateral Agent, Swing Line Lender and Term Agent. Both the ABL Credit Facility and the Term Loan mature in November 2026, and both of these debt facilities have lower interest rates, reduced reporting requirements, and increased flexibility under the covenants compared to the Previous ABL Credit Facility and Previous Term Loan.
The ABL Credit Facility includes a $25 million Canadian sublimit and a $50 million sublimit for standby and documentary letters of credit.
Borrowings outstanding under the ABL Credit Facility bear interest, at the Company’s option, at:
(i)the prime rate plus a margin of 0.375% or 0.625% based on the amount of the Company’s average excess availability under the facility; or
(ii)the London InterBank Offered Rate, or “LIBOR”, for an interest period of one, three, or six months, as selected by the Company, plus a margin of 1.125% or 1.375% based on the amount of the Company’s average excess availability under the facility.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company is charged an unused line fee of 0.20% on the unused portion of the commitments. Letter of credit fees range from 0.563% to 0.683% for commercial letters of credit and range from 0.625% to 0.875% for standby letters of credit. Letter of credit fees are determined based on the amount of the Company’s average excess availability under the facility. The amount available for loans and letters of credit under the Credit Agreement is determined by a borrowing base consisting of certain credit card receivables, certain trade receivables, certain inventory, and the fair market value of certain real estate, subject to certain reserves.
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
Credit extended under the ABL Credit Facility is secured by a first priority security interest in substantially all of the Company’s U.S. and Canadian assets other than intellectual property, certain furniture, fixtures, equipment, and pledges of subsidiary capital stock, and a second priority security interest in the Company’s intellectual property, certain furniture, fixtures, equipment, and pledges of subsidiary capital stock.
The table below presents the components of the Company’s ABL Credit Facility and Previous ABL Credit Facility:

	January 29, 2022	January 30, 2021
	(in millions)
Credit facility maximum	$350.0	$360.0
Borrowing base (1)	279.7	282.2

Outstanding borrowings	175.3	169.8
Letters of credit outstanding—standby	7.4	8.2
Utilization of credit facility at end of period	182.7	178.0

Availability (2)	$97.0	$104.2

Interest rate at end of period	1.6%	4.2%

	Fiscal Years Ended
	January 29, 2022	January 30, 2021
Average end of day loan balance during the period	$187.0	$216.2
Highest end of day loan balance during the period	269.7	275.6
Average interest rate	3.6%	3.8%
____________________________________________
(1)Lower of the credit facility maximum or the total borrowing base collateral.
(2)The sub-limit availability for letters of credit was $42.6 million and $41.8 million at January 29, 2022 and January 30, 2021, respectively.
The Term Loan bears interest, payable monthly, at (a) the LIBOR Rate plus 2.50% for any portion that is a LIBOR loan, or (b) the base rate plus 1.75% for any portion that is a base rate loan. The Term Loan is pre-payable at any time without penalty, and does not require amortization. For Fiscal 2021, the Company recognized $5.9 million in interest expense related to the Term Loan and the Previous Term Loan.
The Term Loan is secured by a first priority security interest in the Company’s intellectual property, certain furniture, fixtures, equipment, and pledges of subsidiary capital stock, and a second priority security interest in the collateral securing the

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
ABL Credit Facility on a first-priority basis. The Term Loan is guaranteed by each of the Company’s subsidiaries that guarantee the ABL Credit Facility and shares substantially the same covenants as provided in the ABL Credit Facility.
Both the ABL Credit Facility and the Term Loan contain customary events of default, which include (subject in certain cases to customary grace and cure periods), nonpayment of principal or interest, breach of other covenants, failure to pay certain other indebtedness, and certain events of bankruptcy, insolvency or reorganization.

9.    COMMITMENTS AND CONTINGENCIES
Commitments
As of January 29, 2022, the Company entered into various purchase commitments for the next 12 months for merchandise for re-sale of approximately $365.0 million and approximately $18.0 million for equipment, construction, and other non-merchandise commitments. The Company also has operating lease and standby letters of credit commitments of $249.6 million and $7.4 million, respectively.
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
The Company engaged in mediation proceedings with the plaintiffs in December 2016 and April 2017. The parties reached an agreement in principle in April 2017, and signed a definitive settlement agreement in November 2017, to settle the matter on a class basis with all individuals in the U.S. who made a qualifying purchase at The Children’s Place from February 11, 2012 through January 28, 2020, the date of preliminary approval by the court of the settlement. The Company submitted its memorandum in support of final approval of the class settlement on March 2, 2021. On March 29, 2021, the court granted final approval of the class settlement and denied plaintiff’s motion for attorney’s fees, with the amount of attorney’s fees to be decided after the class recovery amount has been determined. The settlement provides merchandise vouchers for qualified class members who submit valid claims, as well as payment of legal fees and expenses and claims administration expenses. Vouchers were distributed to class members on November 15, 2021 and they will be eligible for redemption in multiple rounds through November 2023. In connection with the settlement, the Company recorded a reserve for $5.0 million in its consolidated financial statements in the first quarter of 2017.
The Company is also involved in various legal proceedings arising in the normal course of business. In the opinion of management, any ultimate liability arising out of these proceedings will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

10. STOCKHOLDERS’ EQUITY
Share Repurchase Programs
In March 2018, the Board of Directors authorized a $250.0 million share repurchase program (the “2018 Share Repurchase Program”). In November 2021, the Board of Directors approved another $250.0 million share repurchase program, which added to the remaining availability under the 2018 Share Repurchase Program. Under these programs, the Company may repurchase shares on the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under a program will depend on a variety of factors, including price, corporate and regulatory requirements, and other market and business conditions. The Company may suspend or discontinue the programs at any time and may thereafter reinstitute purchases, all without prior announcement. As of January 29, 2022, there was $257.3 million remaining under these programs. From March 2020 through July 2021, the Company suspended share repurchases, other than to satisfy withholding tax requirements of equity award recipients, due to the COVID-19 pandemic.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The following table summarizes the Company’s share repurchases:

	Fiscal Years Ended
	January 29, 2022		January 30, 2021		February 1, 2020
	Shares	Amount	Shares	Amount	Shares	Amount
	(in thousands)
Share repurchases related to:
Share repurchase program	1,025	85,648	294	15,490	1,585	131,393
Shares acquired and held in treasury	4	278	6	209	4	271
In accordance with FASB ASC 505—Equity, the par value of the shares retired is charged against Common stock and the remaining purchase price is allocated between Additional paid-in capital and Retained earnings. The portion charged against Additional paid-in capital is determined using a pro-rata allocation based on total shares outstanding. For all shares retired in Fiscal 2021, Fiscal 2020, and Fiscal 2019, $66.5 million, $10.6 million, and $108.0 million was charged to Retained earnings, respectively.
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

11. STOCK-BASED COMPENSATION
The Company generally grants time vesting stock awards (“Deferred Awards”) and performance-based stock awards (“Performance Awards”) to employees at management levels. The Company also grants Deferred Awards to its non-employee directors. Deferred Awards are granted in the form of restricted stock units that require each recipient to complete a service period. Deferred Awards generally vest ratably over three years, except for those granted to non-employee directors, which generally vest over one year. Performance Awards are granted in the form of restricted stock units which have performance criteria that must be achieved for the awards to vest in addition to a service period requirement. With the approval of the Human Capital & Compensation Committee, the Company may settle vested Deferred Awards and Performance Awards to the employee in shares, in a cash amount equal to the market value of such shares at the time all requirements for delivery of the award have been met, or in part shares and cash.
For Performance Awards granted in Fiscal 2021, employees may earn from 0% to 300% of their target shares and for Performance Awards granted in Fiscal 2020 and Fiscal 2019, employees may earn from 0% to 250% of their Target Shares, based on the terms of the award and the Company’s achievement of certain performance goals established at the beginning of the applicable service period. Performance Awards cliff vest, if earned, after completion of the applicable service period, which is generally three years.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the Company’s stock-based compensation expense:

	Fiscal Years Ended
	January 29, 2022	January 30, 2021	February 1, 2020
	(in thousands)
Deferred Awards	$13,061	$14,100	$18,910
Performance Awards	17,881	216	(2,691)
Total stock-based compensation expense (1)	$30,942	$14,316	$16,219
____________________________________________
(1)    Stock-based compensation expense recorded within Cost of sales (exclusive of depreciation and amortization) amounted to $3.3 million, $3.4 million, and $3.6 million in Fiscal 2021, Fiscal 2020, and Fiscal 2019, respectively. All other stock-based compensation expense is included in Selling, general, and administrative expenses.
The Company recognized a tax benefit related to stock-based compensation expense of $2.6 million, $3.8 million, and $4.3 million for Fiscal 2021, Fiscal 2020, and Fiscal 2019, respectively.
At January 29, 2022, the Company had 596,216 shares available for grant under the Equity Plan.
Changes in the Company’s Unvested Stock Awards
Deferred Awards

	Fiscal Years Ended
	January 29, 2022		January 30, 2021		February 1, 2020
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)		(in thousands)
Unvested Deferred Awards at beginning of year	550	$55.43	377	$97.88	299	$99.98
Granted	157	76.59	410	41.73	264	102.21
Vested	(229)	63.73	(161)	107.55	(126)	105.24
Forfeited	(11)	92.10	(76)	82.07	(60)	112.09
Unvested Deferred Awards at end of year	467	$57.60	550	$55.43	377	$97.88
Total unrecognized stock-based compensation expense related to unvested Deferred Awards was $14.4 million as of January 29, 2022, which will be recognized over a weighted average period of approximately 1.7 years.
The fair value of Deferred Awards that vested during Fiscal 2021, Fiscal 2020, and Fiscal 2019 was $14.6 million, $5.3 million, and $13.5 million, respectively.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Performance Awards

	Fiscal Years Ended
	January 29, 2022		January 30, 2021		February 1, 2020
	Number of Shares(1)	Weighted Average Grant Date Fair Value	Number of Shares(1)	Weighted Average Grant Date Fair Value	Number of Shares(1)	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)		(in thousands)
Unvested Performance Awards at beginning of year	350	$74.37	342	$99.97	352	$90.66
Granted	164	75.01	144	52.16	201	98.49
Shares earned in excess of (below) target	(22)	65.34	(101)	118.00	181	75.83
Vested shares, including shares earned in excess of target	(119)	89.44	(4)	107.51	(354)	76.36
Forfeited	(7)	90.22	(31)	107.24	(38)	110.77
Unvested Performance Awards at end of year	366	$70.01	350	$74.37	342	$99.97
____________________________________________
(1)For awards for which the performance period is complete, the number of unvested shares is based on actual shares that will vest upon completion of the service period. For awards for which the performance period is not yet complete, the number of unvested shares is based on the participants earning their target shares at 100%.
The cumulative expense recognized for Performance Awards reflects changes in the probability that the performance criteria will be achieved as they occur. Based on the current number of Performance Awards expected to be earned, total unrecognized stock-based compensation expense related to unvested Performance Awards was $13.2 million as of January 29, 2022, which will be recognized over a weighted average period of approximately 1.8 years.
The fair value of Performance Awards that vested during Fiscal 2021, Fiscal 2020, and Fiscal 2019 was $10.6 million, $0.1 million, and $33.9 million, respectively.

12.    INCOME TAXES
The components of Income (loss) before provision (benefit) for income taxes were as follows:

	Fiscal Years Ended
	January 29, 2022	January 30, 2021	February 1, 2020
	(in thousands)
Domestic	$198,173	$(250,876)	$36,660
Foreign	58,857	39,118	51,757
Total income (loss) before provision (benefit) for income taxes	$257,030	$(211,758)	$88,417

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The components of the Company’s Provision (benefit) for income taxes consisted of the following:

	Fiscal Years Ended
	January 29, 2022	January 30, 2021	February 1, 2020
	(in thousands)
Current:
Federal	$29,406	$(45,072)	$1,810
State and local	7,389	212	1,186
Foreign	7,218	5,728	6,757
	44,013	(39,132)	9,753
Deferred:
Federal	14,517	(14,274)	4,240
State and local	8,780	(15,968)	1,066
Foreign	2,549	(2,019)	58
	25,846	(32,261)	5,364
Total provision (benefit) for income taxes	$69,859	$(71,393)	$15,117
Effective tax rate	27.2%	33.7%	17.1%
On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act allows net operating losses (“NOLs”) incurred in taxable years 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to offset 100% of taxable income and to generate a refund of previously paid income taxes. Pursuant to the CARES Act, the Company carried back the Fiscal 2020 tax loss of approximately $150.0 million to prior years and the resulting income tax receivable of $41.1 million is included within Prepaid expenses and other current assets on the Consolidated Balance Sheets.
A reconciliation between the calculated tax provision (benefit) based on the U.S. federal statutory rate of 21.0% and the effective tax rate for Fiscal 2021, Fiscal 2020, and Fiscal 2019 follows:

	Fiscal Years Ended
	January 29, 2022	January 30, 2021	February 1, 2020
	(in thousands)
Calculated income tax provision (benefit) at U.S. federal statutory rate	$53,976	$(44,471)	$18,568
State and local income taxes, net of federal benefit	14,394	(12,447)	1,779
Foreign tax rate differential (1)	(3,598)	(5,791)	(5,019)
Non-deductible expenses	7,301	2,654	1,491
Excess tax detriment (benefit) related to stock compensation	(293)	2,051	(1,914)
Unrecognized tax benefits	1,050	1,150	1,304
Change in valuation allowance	358	(10)	(21)
Global intangible low-taxed income	1,476	7,815	836
Federal tax credits	(2,882)	(1,422)	(1,790)
CARES Act Carryback (2)	—	(20,954)	—
Other	(1,923)	32	(117)
Total provision (benefit) for income taxes	$69,859	$(71,393)	$15,117
____________________________________________
(1)     The Company has substantial operations in Hong Kong, which has a lower statutory income tax rate as compared to the U.S. The Company’s foreign effective tax rate for Fiscal 2021, Fiscal 2020, and Fiscal 2019 was 16.6%, 7.7%, and 13.2%, respectively. This rate fluctuates from year to year in response to changes in the mix of income by country, as well as changes in tax laws in foreign jurisdictions.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(2)     The CARES Act permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. The Fiscal 2020 tax loss of approximately $150.0 million was carried back to earlier tax years when the corporate tax rate was 35.0%, compared to the current corporate tax rate of 21.0%, resulting in a tax benefit of $21.0 million.
The assessment of the amount of value assigned to the Company’s deferred tax assets under the applicable accounting rules is judgmental. The Company is required to consider all available positive and negative evidence in evaluating the likelihood that it will be able to realize the benefit of the Company’s deferred tax assets in the future. Such evidence includes scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and the results of recent operations. Since this evaluation requires consideration of events that may occur some years into the future, there is an element of judgment involved. Realization of the Company’s deferred tax assets is dependent on generating sufficient taxable income in future periods. The Company believes that it is more likely than not that future taxable income will be sufficient to recover substantially all of the value assigned to the Company’s deferred tax assets. However, if future events cause the Company to conclude that it is not more likely than not that it will be able to recover all of the value assigned to its deferred tax assets, the valuation allowance would be adjusted accordingly.
The tax effects of temporary differences which give rise to deferred tax assets and liabilities were as follows:

	January 29, 2022	January 30, 2021
	(in thousands)
Operating lease liabilities	$59,283	$86,241
Right-of-use assets	(51,617)	(75,159)
Stock-based compensation	2,863	843
Reserves	12,475	16,302
Inventory	4,570	1,880
Property and equipment, net	(6,296)	(7,406)
Capitalized research and development, net	3,569	2,984
Tradenames and customer databases, net	(2,200)	(1,617)
Prepaid expenses	(1,481)	(817)
Foreign and state tax on unremitted earnings	(1,554)	(1,554)
Net operating loss carryforward	2,900	11,240
Tax credits	1,746	10,581
Charitable contributions	—	2,977
Valuation allowance	(1,149)	(916)
Total deferred tax asset, net	$23,109	$45,579
The Company has state NOL carryforwards of $41.4 million which expire within four and nineteen years, foreign NOL carryforwards of $0.7 million which does not expire and $1.2 million which expires in five years. The Company also has an Alternative Minimum Tax credit (“AMT”) in Puerto Rico of $0.6 million.
The Company has concluded that it is more likely than not that certain deferred tax assets cannot be used in the foreseeable future, principally the foreign net operating loss carryforwards and the AMT credit in Puerto Rico. Accordingly, a valuation allowance has been established for these tax benefits. However, to the extent these tax benefits are realized in the future, the reduction of the valuation allowance will reduce income tax expense accordingly.
On December 22, 2017, the U.S. government passed the Tax Cuts and Jobs Act (the “Tax Act”), which resulted in complex changes to the U.S. tax code including, but not limited to, the reduction of the corporate tax rate from 35% to 21% and a move from a global tax regime to a modified territorial regime which required U.S. companies to pay a mandatory one-time transition tax on historical offshore earnings that had not been repatriated to the U.S. The remaining unpaid transition tax, which begins to be repaid in 2024, amounted to $14.9 million at January 29, 2022, and is shown as Long-term income taxes payable on the Consolidated Balance Sheets.
While the Company is no longer permanently reinvested to the extent earnings were subject to the transition tax under the Tax Act, no additional income taxes have been provided on any earnings subsequent to the transition tax or for any additional outside basis differences inherent in the Company’s foreign subsidiaries, as these amounts continue to be

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
permanently reinvested in foreign operations. Determining the amount of the unrecognized deferred tax liability related to any additional outside basis differences in the Company’s foreign subsidiaries (i.e., basis differences in excess of that subject to the one-time transition tax) is not practicable. The unremitted foreign earnings earned subsequent to the transition tax, which are permanently reinvested, were $178.4 million as of January 29, 2022.
Uncertain Tax Benefits
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
A reconciliation of the gross amounts of unrecognized tax benefits, excluding accrued interest and penalties, is as follows:

	Fiscal Years Ended
	January 29, 2022	January 30, 2021
	(in thousands)
Beginning Balance	$8,060	$6,655
Additions for current year tax positions	1,155	1,256
Additions for prior year tax positions	67	120
Reductions for prior year tax positions	(317)	—
Impact of foreign currency translation	(28)	29
Ending Balance	$8,937	$8,060
Unrecognized tax benefits of $8.7 million, excluding accrued interest and penalties, at January 29, 2022 would affect the Company’s effective tax rate in future periods, if recognized. The Company expects to reverse reserves for unrecognized tax benefits of approximately $6.7 million in the next 12 months as a result of settlements with taxing authorities or the expiration of statutes of limitations.
The Company accrues interest and penalties related to unrecognized tax benefits as part of the provision for income taxes. At January 29, 2022 and January 30, 2021, accrued interest and penalties of $0.5 million and $0.2 million, respectively, were included in unrecognized tax benefits. Interest, penalties, and reversals thereof, net of taxes, amounted to expense of $0.3 million in Fiscal 2021 and $0.1 million in Fiscal 2020.
The Company is subject to tax in the U.S. and foreign jurisdictions, including Canada and Hong Kong. The Company files a consolidated U.S. income tax return for federal income tax purposes. The Company is no longer subject to income tax examinations by U.S. federal, state and local or foreign tax authorities for tax years 2016 and prior, with the exception of Hong Kong, which is open through tax year 2013 due to an ongoing tax examination.

13.    RETIREMENT AND SAVINGS PLANS
401(k) Plan
The Company has adopted The Children’s Place 401(k) Savings Plan (the “401(k) Plan”), which qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). The 401(k) Plan is a defined contribution plan established to provide retirement benefits for employees. The 401(k) Plan is employee funded up to an elective annual deferral amount and also provides for Company matching contributions up to a certain percentage of the employee’s salary.
The 401(k) Plan is available for all U.S. employees of the Company. Following guidance in IRS Notice 98-52 related to the design-based alternative, or “safe harbor,” 401(k) plan method, the Company modified its 401(k) Plan for Company match contributions for non-highly compensated associates, as defined in the Code. For non-highly compensated associates, the Company matches the first 3% of the participant’s contributions and 50% of the next 2% of the participant’s contributions, and the Company match contribution vests immediately. For highly compensated associates, the Company has the discretion to match the lesser of 50% of the participant’s contributions or 2.5% of the participant’s covered compensation and the Company

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
match contribution vests over five years. Due to the COVID-19 pandemic, the Company suspended the Company's portion of the 401(k) match on June 1, 2020, which was subsequently reinstated on January 1, 2021. The Company’s matching contributions were $3.5 million in Fiscal 2021, $1.4 million in Fiscal 2020, and $3.5 million in Fiscal 2019.
Deferred Compensation Plan
The Deferred Compensation Plan liability, excluding Company stock, was $2.2 million at January 29, 2022 and January 30, 2021. The value of the assets held in the rabbi trust was $2.2 million at January 29, 2022 and January 30, 2021. The cost of the Company’s stock repurchased was $3.4 million and $3.2 million at January 29, 2022 and January 30, 2021, respectively.
Other Plans
Under statutory requirements, the Company contributes to retirement plans for its operations in Canada, Puerto Rico, and Asia. Contributions under these plans were $0.6 million, $0.7 million, and $0.7 million in Fiscal 2021, Fiscal 2020, and Fiscal 2019, respectively.

14.    SEGMENT INFORMATION
In accordance with FASB ASC 280—Segment Reporting, the Company reports segment data based on geography: The Children’s Place U.S. and The Children’s Place International. Each segment includes an e-commerce business located at www.childrensplace.com, www.gymboree.com, and www.sugarandjade.com. Included in The Children’s Place U.S. segment are the Company’s U.S. and Puerto Rico-based stores and revenue from the Company’s U.S.-based wholesale business. Included in The Children’s Place International segment are the Company’s Canadian-based stores, revenue from the Company’s Canadian-based wholesale business, and revenue from international franchisees. The Company measures its segment profitability based on operating income, defined as income before interest and taxes. Net sales and direct costs are recorded by each segment. Certain inventory procurement functions, such as production and design, as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services, are managed by The Children’s Place U.S. segment. Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales. The assets related to these functions are not allocated. The Company periodically reviews these allocations and adjusts them based upon changes in business circumstances. Net sales to external customers are derived from merchandise sales, and the Company has no customers that individually account for more than 10% of its net sales. As of January 29, 2022, The Children’s Place U.S. had 589 stores and The Children’s Place International had 83 stores. As of January 30, 2021, The Children’s Place U.S. had 648 stores and The Children’s Place International had 101 stores.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables provide segment level financial information for Fiscal 2021, Fiscal 2020, and Fiscal 2019:

	Fiscal Years Ended
	January 29, 2022	January 30, 2021	February 1, 2020
	(in thousands)
Net sales:
The Children’s Place U.S.	$1,723,887	$1,372,079	$1,671,165
The Children’s Place International (1)	191,477	150,519	199,502
Total net sales	$1,915,364	$1,522,598	$1,870,667
Operating income (loss):
The Children’s Place U.S.	$253,419	$(196,565)	$77,989
The Children’s Place International	22,229	(3,350)	18,369
Total operating income (loss)	$275,648	$(199,915)	$96,358

Operating income (loss) as a percentage of net sales:
The Children’s Place U.S.	14.7%	(14.3)%	4.7%
The Children’s Place International	11.6%	(2.2)%	9.2%
Total operating income (loss) as a percentage of net sales	14.4%	(13.1)%	5.2%
Depreciation and amortization:
The Children’s Place U.S.	$53,984	$61,074	$67,416
The Children’s Place International	4,433	5,331	7,372
Total depreciation and amortization	$58,417	$66,405	$74,788
Capital expenditures:
The Children’s Place U.S.	$28,551	$29,955	$56,598
The Children’s Place International	756	630	904
Total capital expenditures	$29,307	$30,585	$57,502
____________________________________________
(1)Net sales from The Children’s Place International are primarily derived from Canadian operations. The Company’s foreign subsidiaries, primarily in Canada, have operating results based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars.

	January 29, 2022	January 30, 2021
	(in thousands)
Total assets:
The Children’s Place U.S.	$951,401	$1,054,339
The Children’s Place International	86,059	85,788
Total assets	$1,037,460	$1,140,127

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 Geographic Information
The Company’s long-lived assets were located in the following countries:

	January 29, 2022	January 30, 2021
	(in thousands)
Long-lived assets (1):
United States	$415,548	$521,304
Canada	16,868	25,355
Asia	397	806
Total long-lived assets	$432,813	$547,465
____________________________________________
(1)The Company’s long-lived assets are comprised of net Property and equipment, ROU assets, Tradenames, and Other assets.

(a)(3)     Exhibits.

Exhibit	Description

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

10.13
The Children’s Place, Inc. Fourth Amended and Restated 2011 Equity Incentive Plan filed as Annex B to the registrant’s Definitive Proxy Statement on Schedule 14A filed on April 2, 2021, is incorporated by reference herein.

10.16(*)
Form of Performance-Based Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Plan (Senior Vice President & above) filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the period ended May 4, 2019, is incorporated by reference herein.

Exhibit	Description

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

10.21
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

10.22
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

10.23(+)
Third Amendment to Amended and Restated Credit Agreement, dated as of April 23, 2021, by and among the Company, the Borrowers identified on Schedule I thereto, the Guarantors identified on Schedule II thereto, the Lenders and Wells Fargo Bank, National Association (successor by merger to Wells Fargo Retail Finance, LLC), as Administrative Agent, Collateral Agent, L/C Issuer, and Swing Line Lender.

10.24
Joinder and Fourth Amendment to Amended and Restated Credit Agreement and Other Loan Documents, dated as of November 15, 2021, among the Company, the Borrowers identified on Schedule I thereto, TCP Brands, LLC, The Children’s Place International, LLC, collectively the New Borrowers, the Guarantors identified on Schedule II thereto, the Lenders and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, L/C Issuer, Swing Line Lender and Term Agent, filed as Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the period ended October 30, 2021.

10.25
Asset Purchase Agreement, dated March 1, 2019, by and among TCP Brands, LLC, as buyer, and Gymboree Group, Inc. and its subsidiaries, as sellers, filed as Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q for the period ended May 4, 2019, is incorporated by reference herein.

10.26(*)
Form of Performance-Based Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Plan (Senior Vice President & above), filed as Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the period ended May 2, 2020, is incorporated by reference herein.

10.27
The Fifth Lease Modification Agreement, dated as of January 29, 2021, by and between The Children’s Place Services Company, LLC and Hancock S-REIT SECA LLC filed as Exhibit 10.24 to the registrant’s Annual Report on Form 10-K for the period ended January 30, 2021, is incorporated by reference herein.

10.28(*)
Form of Performance-Based Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Plan (Senior Vice President & above) filed as Exhibit 10.25 to the registrant’s Annual Report on Form 10-K for the period ended January 30, 2021, is incorporated by reference herein.

10.29(+)(*)	Form of Time-Based Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Plan (Senior Vice President & above).
10.30(*)
Letter Agreement dated February 16, 2021 between The Children’s Place Services Company, LLC and Robert Helm filed as Exhibit 10.27 to the registrant’s Annual Report on Form 10-K for the period ended January 30, 2021, is incorporated by reference herein.

Exhibit	Description
10.31(*)
Letter Agreement dated July 21, 2021 between The Children’s Place Services Company, LLC and Jared Shure filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the period ended July 31, 2021, is incorporated by reference herein.

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

ITEM 16.    FORM 10-K SUMMARY.
    Omitted at registrant’s option.

SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CHILDREN’S PLACE, INC.

By:	/S/ Jane T. Elfers
Jane T. Elfers
Chief Executive Officer and President
March 25, 2022

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Norman Matthews	Chairman of the Board	March 25, 2022
Norman Matthews

/S/ Jane T. Elfers	Director, Chief Executive Officer and President	March 25, 2022
Jane T. Elfers	(Principal Executive Officer)

/S/ Robert Helm	Chief Financial Officer	March 25, 2022
Robert Helm	(Principal Financial Officer)

/S/ Michael Rinaldo	Chief Accounting Officer	March 25, 2022
Michael Rinaldo	(Principal Accounting Officer)

/S/ Joseph Alutto	Director	March 25, 2022
Joseph Alutto

/S/ John E. Bachman	Director	March 25, 2022
John E. Bachman

/S/ Marla Beck	Director	March 25, 2022
Marla Beck

/S/ Elizabeth Boland	Director	March 25, 2022
Elizabeth Boland

/S/ John A. Frascotti	Director	March 25, 2022
John A. Frascotti

/S/ Tracey Griffin	Director	March 25, 2022
Tracey Griffin

/S/ Joseph Gromek	Director	March 25, 2022
Joseph Gromek

/S/ Katherine Kountze	Director	March 25, 2022
Katherine Kountze

/S/ Debby Reiner	Director	March 25, 2022
Debby Reiner