Form 10-Q
period 2022-04-30
Childrens Place, Inc.
filed 2022-06-01
CIK 1041859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common Stock, par value $0.10 per share, outstanding at May 26, 2022: 13,173,854.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED APRIL 30, 2022

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	April 30, 2022	January 29, 2022	May 1, 2021
	(unaudited)		(unaudited)
	(in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$58,494	$54,787	$65,376
Accounts receivable	28,812	21,863	42,619
Inventories	549,167	428,813	417,808
Prepaid expenses and other current assets	50,990	76,075	50,594
Total current assets	687,463	581,538	576,397
Long-term assets:
Property and equipment, net	157,033	155,006	172,090
Right-of-use assets	191,559	194,653	260,919
Tradenames, net	71,492	71,692	72,292
Deferred income taxes	24,568	23,109	37,433
Other assets	12,911	11,462	8,536
Total assets	$1,145,026	$1,037,460	$1,127,667

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving loan	$249,544	$175,318	$196,893
Accounts payable	260,634	183,758	228,149
Current portion of operating lease liabilities	89,566	91,097	129,070
Income taxes payable	6,001	10,984	6,418
Accrued expenses and other current liabilities	111,926	130,669	112,904
Total current liabilities	717,671	591,826	673,434
Long-term liabilities:
Long-term debt	49,702	49,685	74,526
Long-term portion of operating lease liabilities	129,111	134,761	195,435
Income taxes payable	18,929	14,939	14,939
Other tax liabilities	2,316	8,689	6,323
Other long-term liabilities	13,613	12,088	18,000
Total liabilities	931,342	811,988	982,657
Commitments and contingencies (see Note 7)
Stockholders' equity:
Preferred stock, $1.00 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—	—
Common stock, $0.10 par value, 100,000 shares authorized; 13,422, 13,964, and 14,693 issued; 13,360, 13,903, and 14,635 outstanding	1,342	1,396	1,469
Additional paid-in capital	155,097	160,348	155,908
Treasury stock, at cost (62, 61, and 58 shares)	(3,512)	(3,443)	(3,234)
Deferred compensation	3,512	3,443	3,234
Accumulated other comprehensive loss	(14,668)	(14,186)	(12,930)
Retained earnings	71,913	77,914	563
Total stockholders’ equity	213,684	225,472	145,010
Total liabilities and stockholders’ equity	$1,145,026	$1,037,460	$1,127,667

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
	(in thousands, except earnings per share)
Net sales	$362,350	$435,481
Cost of sales (exclusive of depreciation and amortization)	220,445	247,275
Gross profit	141,905	188,206
Selling, general, and administrative expenses	109,036	106,738
Depreciation and amortization	13,615	15,561
Operating income	19,254	65,907
Interest expense	(1,710)	(4,414)
Interest income	5	3
Income before provision (benefit) for income taxes	17,549	61,496
Provision (benefit) for income taxes	(2,282)	16,291
Net income	$19,831	$45,205

Earnings per common share
Basic	$1.46	$3.08
Diluted	$1.43	$3.01

Weighted average common shares outstanding
Basic	13,621	14,670
Diluted	13,841	15,002

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
	(in thousands)
Net income	$19,831	$45,205
Other comprehensive income:
Foreign currency translation adjustment	(482)	886
Total comprehensive income	$19,349	$46,091

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

Thirteen Weeks Ended April 30, 2022
						Accumulated
			Additional			Other			Total
	Common Stock		Paid-In	Deferred	Retained	Comprehensive	Treasury Stock		Stockholders’
(in thousands)	Shares	Amount	Capital	Compensation	Earnings	Loss	Shares	Amount	Equity
Balance, January 29, 2022	13,964	$1,396	$160,348	$3,443	$77,914	$(14,186)	(61)	$(3,443)	$225,472
Vesting of stock awards	123	12	(12)						—
Stock-based compensation expense			7,562						7,562
Purchase and retirement of common stock	(665)	(66)	(12,801)		(25,832)				(38,699)
Other comprehensive loss						(482)			(482)
Deferral of common stock into deferred compensation plan				69			(1)	(69)	—
Net income					19,831				19,831
Balance, April 30, 2022	13,422	$1,342	$155,097	$3,512	$71,913	$(14,668)	(62)	$(3,512)	$213,684

Thirteen Weeks Ended May 1, 2021
						Accumulated
			Additional		Retained	Other			Total
	Common Stock		Paid-In	Deferred	Earnings	Comprehensive	Treasury Stock		Stockholders’
(in thousands)	Shares	Amount	Capital	Compensation	(Deficit)	Loss	Shares	Amount	Equity
Balance, January 30, 2021	14,641	$1,464	$148,519	$3,165	$(42,790)	$(13,816)	(57)	$(3,165)	$93,377
Vesting of stock awards	81	8	(8)						—
Stock-based compensation expense			7,916						7,916
Purchase and retirement of common stock	(29)	(3)	(519)		(1,852)				(2,374)
Other comprehensive income						886			886
Deferral of common stock into deferred compensation plan				69			(1)	(69)	—
Net income					45,205				45,205
Balance, May 1, 2021	14,693	$1,469	$155,908	$3,234	$563	$(12,930)	(58)	$(3,234)	$145,010

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,831	$45,205
Reconciliation of net income to net cash used in operating activities:
Non-cash portion of operating lease expense	19,247	26,659
Depreciation and amortization	13,615	15,561
Non-cash stock-based compensation expense	7,562	7,916
Deferred income tax provision (benefit)	(1,583)	8,389
Other non-cash charges, net	467	389
Changes in operating assets and liabilities:
Inventories	(120,806)	(29,689)
Accounts receivable and other assets	(8,460)	(2,080)
Prepaid expenses and other current assets	(210)	623
Income taxes payable, net of prepayments	20,840	8,347
Accounts payable and other current liabilities	52,961	(30,085)
Lease liabilities	(23,822)	(68,303)
Other long-term liabilities	1,521	506
Net cash used in operating activities	(18,837)	(16,562)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,723)	(6,726)
Change in deferred compensation plan	(260)	18
Net cash used in investing activities	(10,983)	(6,708)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	222,776	192,415
Repayments under revolving credit facility	(148,550)	(165,300)
Purchase and retirement of common stock, including shares surrendered for tax withholdings and transaction costs	(40,370)	(2,374)
Payment of debt issuance costs	—	(291)
Net cash provided by financing activities	33,856	24,450
Effect of exchange rate changes on cash and cash equivalents	(329)	648
Net increase in cash and cash equivalents	3,707	1,828
Cash and cash equivalents, beginning of period	54,787	63,548
Cash and cash equivalents, end of period	$58,494	$65,376

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
	(in thousands)
OTHER CASH FLOW INFORMATION:
Net cash paid (received) for income taxes	$(21,645)	$210
Cash paid for interest	1,713	4,123
Increase (decrease) in accrued capital expenditures	4,374	(1,547)

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
Terms that are commonly used in the notes to the Company’s consolidated financial statements are defined as follows:
•First Quarter 2022 — The thirteen weeks ended April 30, 2022
•First Quarter 2021 — The thirteen weeks ended May 1, 2021
•SEC — U.S. Securities and Exchange Commission
•U.S. GAAP — Generally Accepted Accounting Principles in the United States
•FASB — Financial Accounting Standards Board
•FASB ASC — FASB Accounting Standards Codification, which serves as the source for authoritative U.S. GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative U.S. GAAP for SEC registrants
Basis of Presentation
The unaudited consolidated financial statements and accompanying notes to consolidated financial statements are prepared in accordance with U.S. GAAP for interim financial information and the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated. As of April 30, 2022, January 29, 2022 and May 1, 2021, the Company did not have any investments in unconsolidated affiliates. FASB ASC 810—Consolidation is considered when determining whether an entity is subject to consolidation.
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of April 30, 2022 and May 1, 2021, the results of its consolidated operations for the thirteen weeks ended April 30, 2022 and May 1, 2021, consolidated comprehensive income for the thirteen weeks ended April 30, 2022 and May 1, 2021, consolidated cash flows for the thirteen weeks ended April 30, 2022 and May 1, 2021, and consolidated changes in stockholders’ equity for the thirteen weeks ended April 30, 2022 and May 1, 2021. The consolidated balance sheet as of January 29, 2022 was derived from audited financial statements. Due to the seasonal nature of the Company’s business, the results of operations for the thirteen weeks ended April 30, 2022 and May 1, 2021 are not necessarily indicative of operating results for a full fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2022.
Fiscal Year
The Company’s fiscal year is a 52-week or 53-week period ending on the Saturday on or nearest to January 31.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Recent Accounting Standards Updates
There are no pending accounting standards updates that are currently expected to have a material impact on the Company.

2. REVENUES
Revenues are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.
The following table presents the Company’s revenues disaggregated by geography:

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
	(in thousands)
Net sales:
South	$136,372	$165,738
Northeast	75,396	95,022
West	50,132	62,223
Midwest	43,613	60,804
International and other	56,837	51,694
Total net sales	$362,350	$435,481
The Company recognizes revenue, including shipping and handling fees billed to customers, upon purchase at the Company’s retail stores or when received by the customer if the product was purchased via e-commerce, net of coupon redemptions and anticipated sales returns. The Company deferred sales of $5.3 million and $6.7 million within Accrued expenses and other current liabilities as of April 30, 2022 and May 1, 2021, respectively, based upon estimated time of delivery, at which point control passes to the customer. Sales tax collected from customers is excluded from revenue.
For the sale of goods with a right of return, the Company recognizes revenue for the consideration it expects to be entitled to and calculates an allowance for estimated sales returns based upon the Company’s sales return experience. Adjustments to the allowance for estimated sales returns in subsequent periods have not been material based on historical data, thereby reducing the uncertainty inherent in such estimates. The allowance for estimated sales returns, which is recorded in Accrued expenses and other current liabilities, was $1.7 million as of April 30, 2022 and May 1, 2021.
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

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
In measuring revenue and determining the consideration the Company is entitled to as part of a contract with a customer, the Company takes into account the related elements of variable consideration, such as additional bonuses, including profit-sharing, over the life of the private label credit card program. Similar to the upfront bonus, the usage-based royalties and bonuses are recognized as revenue and allocated between the brand and reward obligations. The amount allocated to the brand obligation is recognized on a straight-line basis over the initial term. The amount allocated to the reward obligation is recognized on a point-in-time basis as redemptions under the loyalty program occur. In addition, the annual profit-sharing amount is estimated and recognized quarterly within an annual period when earned. The additional bonuses are amortized over the contract term based on anticipated progress against future targets and level of risk associated with achieving the targets.
The Company has a points-based customer loyalty program in which customers earn points based on purchases and other promotional activities. These points can be redeemed for coupons to discount future purchases. A contract liability is estimated based on the standalone selling price of benefits earned by customers through the program and the related redemption experience under the program. The value of each point earned is recorded as deferred revenue and is included within Accrued expenses and other current liabilities. The total contract liabilities related to this program were $1.8 million and $4.3 million as of April 30, 2022 and May 1, 2021, respectively.
The Company’s policy with respect to gift cards is to record revenue as and when the gift cards are redeemed for merchandise. The Company recognizes gift card breakage income in proportion to the pattern of rights exercised by the customer when the Company expects to be entitled to breakage and the Company determines that it does not have a legal obligation to remit the value of the unredeemed gift card to the relevant jurisdiction as unclaimed or abandoned property. Gift card breakage is recorded within Net sales. Prior to their redemption, gift cards are recorded as a liability within Accrued expenses and other current liabilities. The liability is estimated based on expected breakage that considers historical patterns of redemption. The gift card liability balance as of April 30, 2022, January 29, 2022, and May 1, 2021 was $13.3 million, $12.1 million, and $12.7 million, respectively. In the First Quarter 2022, the Company recognized Net sales of $2.3 million related to the gift card liability balance that existed at January 29, 2022.
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

3. INTANGIBLE ASSETS
The Company’s intangible assets were as follows:

		April 30, 2022
	Useful Life	Gross Amount	Accumulated Amortization	Net Amount
		(in thousands)
Gymboree tradename (1)	Indefinite	$69,953	$—	$69,953
Crazy 8 tradename (1)	5 years	4,000	(2,461)	1,539
Customer databases (2)	3 years	3,000	(3,000)	—
Total intangibles		$76,953	$(5,461)	$71,492

		January 29, 2022
	Useful Life	Gross Amount	Accumulated Amortization	Net Amount
		(in thousands)
Gymboree tradename (1)	Indefinite	$69,953	$—	$69,953
Crazy 8 tradename (1)	5 years	4,000	(2,261)	1,739
Customer databases (2)	3 years	3,000	(2,827)	173
Total intangibles		$76,953	$(5,088)	$71,865

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

		May 1, 2021
	Useful Life	Gross Amount	Accumulated Amortization	Net Amount
		(in thousands)
Gymboree tradename (1)	Indefinite	$69,953	$—	$69,953
Crazy 8 tradename (1)	5 years	4,000	(1,661)	2,339
Customer databases (2)	3 years	3,000	(2,077)	923
Total intangibles		$76,953	$(3,738)	$73,215
____________________________________________
(1)Included within Tradenames, net on the Consolidated Balance Sheets.
(2)Included within Other assets on the Consolidated Balance Sheets.

4. PROPERTY AND EQUIPMENT, NET
Property and equipment consisted of the following:

	April 30, 2022	January 29, 2022	May 1, 2021
	(in thousands)
Property and equipment:
Land and land improvements	$3,403	$3,403	$3,403
Building and improvements	36,188	36,045	36,045
Material handling equipment	64,179	64,989	58,209
Leasehold improvements	196,055	197,436	213,672
Store fixtures and equipment	213,039	212,613	223,546
Capitalized software	325,163	320,716	299,966
Construction in progress	16,199	8,170	16,862
	854,226	843,372	851,703
Less accumulated depreciation and amortization	(697,193)	(688,366)	(679,613)
Property and equipment, net	$157,033	$155,006	$172,090
At April 30, 2022 and May 1, 2021, the Company reviewed its store related long-lived assets for indicators of impairment, and performed a recoverability test if indicators were identified. Based on the results of the analyses performed, the Company did not record significant asset impairment charges in the First Quarter 2022 or First Quarter 2021.

5. LEASES
The Company has operating leases for retail stores, corporate offices, distribution facilities, and certain equipment. The Company’s leases have remaining lease terms ranging from less than one year up to ten years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the lease early. The Company records all occupancy costs in Cost of sales, except costs for administrative office buildings, which are recorded in Selling, general, and administrative expenses. As of the periods presented, the Company’s finance leases were not material to the Consolidated Balance Sheets, Consolidated Statements of Operations, or Consolidated Statements of Cash Flows.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following components of lease expense were recognized in the Company’s Consolidated Statements of Operations:

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
	(in thousands)
Fixed operating lease cost	$22,970	$25,758
Variable operating lease cost (1)	15,118	3,374
Total operating lease cost	$38,088	$29,132
____________________________________________
(1)Includes short term leases with lease periods of less than 12 months as well as lease abatements accounted for as reductions to variable lease costs under the COVID-19 expedient of $0.8 million and $8.0 million during the First Quarter 2022 and First Quarter 2021, respectively.
As of April 30, 2022, the weighted-average remaining operating lease term was 4.3 years, and the weighted-average discount rate for operating leases was 4.9%. Cash paid for amounts included in the measurement of operating lease liabilities during the First Quarter 2022 was $23.8 million. ROU assets obtained in exchange for new operating lease liabilities were $21.1 million during the First Quarter 2022.
As of April 30, 2022, the maturities of operating lease liabilities were as follows:

April 30, 2022
(in thousands)
Remainder of 2022	$81,935
2023	60,543
2024	30,697
2025	18,292
2026	15,679
Thereafter	33,671
Total lease payments	240,817
Less: imputed interest	(22,140)
Present value of operating lease liabilities	$218,677

6. DEBT
On November 16, 2021, the Company completed the refinancing of its previous $360.0 million asset-based revolving credit facility (the “Previous ABL Credit Facility”) and previous $80.0 million term loan (the “Previous Term Loan”) with a new lending group led by an affiliate of Wells Fargo Bank, National Association (“Wells Fargo”) by entering into a fourth amendment to its Credit Agreement, dated as of May 9, 2019, with the lenders party thereto. The new debt consists of a revolving credit facility with $350.0 million of availability (the “ABL Credit Facility”) and a $50.0 million term loan (the “Term Loan”).
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
(Unaudited)
Borrowings outstanding under the ABL Credit Facility bear interest, at the Company’s option, at:
(i)the prime rate, plus a margin of 0.375% or 0.625% based on the amount of the Company’s average excess availability under the facility; or
(ii)the London InterBank Offered Rate, or “LIBOR”, for an interest period of one, three, or six months, as selected by the Company, plus a margin of 1.125% or 1.375% based on the amount of the Company’s average excess availability under the facility.
The Company is charged a fee of 0.20% on the unused portion of the commitments. Letter of credit fees range from 0.563% to 0.683% for commercial letters of credit and from 0.625% to 0.875% for standby letters of credit. Letter of credit fees are determined based on the amount of the Company’s average excess availability under the facility. The amount available for loans and letters of credit under the ABL Credit Facility is determined by a borrowing base consisting of certain credit card receivables, certain trade receivables, certain inventory, and the fair market value of certain real estate, subject to certain reserves.
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
The table below presents the components of the Company’s ABL Credit Facility and Previous ABL Credit Facility:

	April 30, 2022	January 29, 2022	May 1, 2021
	(in millions)
Credit facility maximum	$350.0	$350.0	$360.0
Borrowing base (1)	350.0	279.7	330.4

Outstanding borrowings	249.5	175.3	196.9
Letters of credit outstanding—standby	7.4	7.4	7.4
Utilization of credit facility at end of period	256.9	182.7	204.3

Availability (2)	$93.1	$97.0	$126.1

Interest rate at end of period	2.0%	1.6%	4.0%

	First Quarter 2022	Fiscal 2021	First Quarter 2021
Average end of day loan balance during the period	$251.2	$187.0	$210.3
Highest end of day loan balance during the period	$308.6	$269.7	$260.6
Average interest rate	2.0%	3.6%	4.0%
____________________________________________
(1)Lower of the credit facility maximum or the total borrowing base collateral.
(2)The sub-limit availability for letters of credit was $42.6 million at April 30, 2022, January 29, 2022, and May 1, 2021.
The Term Loan bears interest, payable monthly, at (a) the LIBOR Rate plus 2.50% for any portion that is a LIBOR loan, or (b) the base rate plus 1.75% for any portion that is a base rate loan. The Term Loan is pre-payable at any time without

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
penalty, and does not require amortization. For the First Quarter 2022, the Company recognized $0.4 million in interest expense related to the Term Loan.
The Term Loan is secured by a first priority security interest in the Company’s intellectual property, certain furniture, fixtures, equipment, and pledges of subsidiary capital stock, and a second priority security interest in the collateral securing the ABL Credit Facility on a first-priority basis. The Term Loan is guaranteed by each of the Company’s subsidiaries that guarantees the ABL Credit Facility and contains substantially the same covenants as provided in the ABL Credit Facility.
Both the ABL Credit Facility and the Term Loan contain customary events of default, which include (subject in certain cases to customary grace and cure periods), nonpayment of principal or interest, breach of covenants, failure to pay certain other indebtedness, and certain events of bankruptcy, insolvency or reorganization.

7. COMMITMENTS AND CONTINGENCIES
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

8. STOCKHOLDERS’ EQUITY
Share Repurchase Programs
In March 2018, the Board of Directors authorized a $250.0 million share repurchase program (the “2018 Share Repurchase Program”). In November 2021, the Board of Directors approved another $250.0 million share repurchase program (the “2021 Share Repurchase Program”), which added to the then remaining availability under the 2018 Share Repurchase Program. Under these programs, the Company may repurchase shares on the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under a program will depend on a variety of factors, including price, corporate and regulatory requirements, and other market and business conditions. The Company may suspend or discontinue the programs at any time and may thereafter reinstitute purchases, all without prior announcement. As of April 30, 2022, there was $218.6 million remaining under the 2021 Share Repurchase Program. From March 2020 through July 2021, the Company suspended share repurchases, other than to satisfy withholding tax requirements of equity award recipients, due to the COVID-19 pandemic.
Pursuant to the Company’s practice, including due to restrictions imposed by the Company’s insider trading policy during black-out periods, the Company withholds and repurchases shares of vesting stock awards and makes payments to taxing

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
The following table summarizes the Company’s share repurchases:

	Thirteen Weeks Ended
	April 30, 2022		May 1, 2021
	Shares	Amount	Shares	Amount
	(in thousands)
Share repurchases related to:
Share repurchase program	665	$38,699	29	$2,374
Shares acquired and held in treasury	1	$69	1	$69
In accordance with the FASB ASC 505—Equity, the par value of the shares retired is charged against Common stock and the remaining purchase price is allocated between Additional paid-in capital and Retained earnings. The portion charged against Additional paid-in capital is determined using a pro-rata allocation based on total shares outstanding. For all shares retired in the First Quarter 2022 and First Quarter 2021, $25.8 million and $1.9 million was charged to Retained earnings, respectively.
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

9. STOCK-BASED COMPENSATION
The Company generally grants time-vesting stock awards (“Deferred Awards”) and performance-based stock awards (“Performance Awards”) to employees at management levels. The Company also grants Deferred Awards to its non-employee directors.
The following table summarizes the Company’s stock-based compensation expense:

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
	(in thousands)
Deferred Awards	$3,425	$3,579
Performance Awards	4,137	4,337
Total stock-based compensation expense (1)	$7,562	$7,916
____________________________________________
(1)Stock-based compensation expense recorded within Cost of sales (exclusive of depreciation and amortization) amounted to $0.6 million and $1.0 million in the First Quarter 2022 and First Quarter 2021, respectively. All other stock-based compensation expense is included in Selling, general, and administrative expenses.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
10. EARNINGS PER COMMON SHARE
The following table reconciles net income and share amounts utilized to calculate basic and diluted earnings per common share:

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
	(in thousands)
Net income	$19,831	$45,205

Basic weighted average common shares outstanding	13,621	14,670
Dilutive effect of stock awards	220	332
Diluted weighted average common shares outstanding	13,841	15,002

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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act allows net operating losses (“NOLs”) incurred in taxable years 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to offset 100% of taxable income and to generate a refund of previously paid income taxes. Pursuant to the CARES Act, the Company carried back the taxable year 2020 tax loss of approximately $150.0 million to prior years. During the First Quarter 2022, the Company received $22.0 million of this income tax refund and the remaining balance of $19.1 million as of April 30, 2022, is included within Prepaid expenses and other current assets on the Consolidated Balance Sheets.
The Company’s effective income tax rate for the First Quarter 2022 was a benefit of 13.0%, or $2.3 million, compared to a provision of 26.5%, or $16.3 million, during the First Quarter 2021. The decrease in the effective income tax rate for the First Quarter 2022 compared to the First Quarter 2021 was primarily driven by the release of a reserve of $6.4 million for unrecognized tax benefits as a result of a settlement with a taxing authority in the First Quarter 2022.
The Company accrues interest and penalties related to unrecognized tax benefits as part of the provision for income taxes. The total amount of unrecognized tax benefits was $2.3 million, $8.7 million, and $7.9 million as of April 30, 2022, January 29, 2022, and May 1, 2021, respectively, and is included within non-current liabilities. Additional interest expense recognized in the First Quarter 2022 and First Quarter 2021 related to unrecognized tax benefits was not significant.
The Company is subject to tax in the United States and foreign jurisdictions, including Canada and Hong Kong. The Company files a consolidated U.S. income tax return for federal income tax purposes. The Company is no longer subject to income tax examinations by U.S. federal, state and local or foreign tax authorities for tax years 2016 and prior.
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

12. SEGMENT INFORMATION
In accordance with FASB ASC 280—Segment Reporting, the Company reports segment data based on geography: The Children’s Place U.S. and The Children’s Place International. Each segment includes an e-commerce business located at www.childrensplace.com, www.gymboree.com, and www.sugarandjade.com. Included in The Children’s Place U.S. segment are

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
the Company’s U.S. and Puerto Rico-based stores and revenue from the Company’s U.S.-based wholesale business. Included in The Children’s Place International segment are the Company’s Canadian-based stores, revenue from the Company’s Canadian-based wholesale business, and revenue from international franchisees. The Company measures its segment profitability based on operating income, defined as income before interest and taxes. Net sales and direct costs are recorded by each segment. Certain inventory procurement functions, such as production and design, as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services, are managed by The Children’s Place U.S. segment. Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales. The assets related to these functions are not allocated. The Company periodically reviews these allocations and adjusts them based upon changes in business circumstances. Net sales to external customers are derived from merchandise sales, and the Company has no customers that individually account for more than 10% of its net sales. As of April 30, 2022, The Children’s Place U.S. had 583 stores and The Children’s Place International had 82 stores. As of May 1, 2021, The Children’s Place U.S. had 624 stores and The Children’s Place International had 100 stores.
The following tables provide segment level financial information:

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
	(in thousands)
Net sales:
The Children’s Place U.S.	$327,961	$399,659
The Children’s Place International (1)	34,389	35,822
Total net sales	$362,350	$435,481
Operating income:
The Children’s Place U.S.	$16,869	$63,912
The Children’s Place International	2,385	1,995
Total operating income	$19,254	$65,907
Operating income as a percentage of net sales:
The Children’s Place U.S.	5.1%	16.0%
The Children’s Place International	6.9%	5.6%
Total operating income as a percentage of net sales	5.3%	15.1%
Depreciation and amortization:
The Children’s Place U.S.	$12,587	$14,311
The Children’s Place International	1,028	1,250
Total depreciation and amortization	$13,615	$15,561
Capital expenditures:
The Children’s Place U.S.	$10,357	$6,487
The Children’s Place International	366	239
Total capital expenditures	$10,723	$6,726
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This Quarterly Report on Form 10-Q contains or may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including but not limited to statements relating to the Company’s strategic initiatives and adjusted net income per diluted share. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “plan,” “project,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. These forward-looking statements are based upon the Company’s current expectations and assumptions and are subject to various risks and uncertainties that could cause actual results and performance to differ materially. Some of these risks and uncertainties are described in the Company’s filings with the Securities and Exchange Commission, including in the “Risk Factors” section of its annual report on Form 10-K for the fiscal year ended January 29, 2022. Included among the risks and uncertainties that could cause actual results and performance to differ materially are the risk that the Company will be unsuccessful in gauging fashion trends and changing consumer preferences, the risks resulting from the highly competitive nature of the Company’s business and its dependence on consumer spending patterns, which may be affected by changes in economic conditions, the risks related to the COVID-19 pandemic, including the impact of the COVID-19 pandemic on our business or the economy in general (including decreased customer traffic, schools adopting remote and hybrid learning models, closures of businesses and other activities causing decreased demand for our products and negative impacts on our customers’ spending patterns due to decreased income or actual or perceived wealth, and the impact of legislation related to the COVID-19 pandemic, including any changes to such legislation), the risk that the Company’s strategic initiatives to increase sales and margin are delayed or do not result in anticipated improvements, the risk of delays, interruptions and disruptions in the Company’s global supply chain, including resulting from the COVID-19 pandemic or other disease outbreaks, foreign sources of supply in less developed countries, more politically unstable countries, or countries where vendors fail to comply with industry standards or ethical business practices, including the use of forced, indentured or child labor, the risk that the cost of raw materials or energy prices will increase beyond current expectations or that the Company is unable to offset cost increases through value engineering or price increases, various types of litigation, including class action litigations brought under consumer protection, employment, and privacy and information security laws and regulations, the imposition of regulations affecting the importation of foreign-produced merchandise, including duties and tariffs, and the uncertainty of weather patterns. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
The following discussion should be read in conjunction with the Company’s unaudited financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 29, 2022.
Terms that are commonly used in our Management’s Discussion and Analysis of Financial Condition and Results of Operations are defined as follows:
•First Quarter 2022 — The thirteen weeks ended April 30, 2022
•First Quarter 2021 — The thirteen weeks ended May 1, 2021
•Fiscal 2022 – The 52 weeks ending January 28, 2023
•Fiscal 2021 – The 52 weeks ended January 29, 2022
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

OVERVIEW
Our Business
We are the largest pure-play children’s specialty apparel retailer in North America. We design, contract to manufacture, sell at retail and wholesale, and license to sell, trend right, high quality merchandise predominantly at value prices, primarily under our proprietary “The Children’s Place”, “Place”, “Baby Place”, “Gymboree”, and “Sugar & Jade” brand names. As of April 30, 2022, we had 665 stores across North America, our e-commerce business at www.childrensplace.com, www.gymboree.com, and www.sugarandjade.com, and had 212 international points of distribution with our six franchise partners in 16 countries.
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
COVID-19 Pandemic
The COVID-19 pandemic continues to significantly impact regions all around the world, including the United States and Canada. Since March 2020, this has resulted in restrictions of businesses and other activities implemented by national, state, and local authorities and private entities, leading to significant adverse economic conditions and business and lifestyle disruptions, as well as significant volatility in global financial and retail markets. From the onset of the pandemic and as new variants emerged, federal, state, and local governments and health officials worldwide imposed varying degrees of preventative and protective actions in an effort to reduce the spread of the virus. Such factors, among others, have resulted in a significant decline in retail traffic and consumer spending on discretionary items. In addition, we have experienced, and will likely continue to experience, disruptions in our global supply chain, which have caused delays in the production and transportation of our products, which we are seeking to mitigate, including through shifting production schedules.
As of the First Quarter 2022, the progress achieved nationwide in addressing the effects of the pandemic has allowed most businesses and shopping malls to reopen and resume operations, with some malls continuing to restrict hours of operation and the number of people permitted in stores. Our distribution centers remained open and operating during the pandemic to support our retail stores and e-commerce business, and as of April 30, 2022, all of our stores are open to the public in the U.S., Canada, and Puerto Rico. Our U.S. office and certain of our foreign offices are also open in a hybrid work environment, while we continue to monitor the developments of the pandemic for our other foreign offices. We will continue to assess the pandemic’s impact on our operations and financial situation, and will seek to implement all necessary measures as needed.
Recent Developments
Recent macroeconomic events have increased the cost of goods and services necessary to produce and distribute our products, including cotton and other materials used in production, as well as labor, transportation, fuel and energy. We expect these increased product input and transportation costs to continue to impact the remainder of 2022.
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
Operating Highlights
Net sales decreased $73.1 million, or 16.8%, to $362.4 million during the First Quarter 2022 from $435.5 million during the First Quarter 2021, primarily due to lapping the COVID-19 stimulus relief program last year, the impact of unprecedented inflation on our customers, prolonged unseasonably cold temperatures through the end of the First Quarter 2022 in our major markets, and the impact of permanent store closures. Comparable retail sales decreased 16.9% for the First Quarter 2022.
Gross profit decreased $46.3 million to $141.9 million during the First Quarter 2022 from $188.2 million during the First Quarter 2021. Gross margin deleveraged 406 basis points to 39.2% of net sales in the First Quarter 2022. The decrease was primarily the result of higher inbound transportation expenses and the deleverage of fixed expenses resulting from the decline in net sales, partially offset by higher merchandise margins in our brick-and-mortar retail and e-commerce channels, driven by AUR increases in both channels.
Operating income decreased $46.6 million to $19.3 million during the First Quarter 2022 from $65.9 million during the First Quarter 2021. Operating income deleveraged 982 basis points to 5.3% of net sales.
Net income decreased $25.4 million to $19.8 million, or $1.43 per diluted share, during the First Quarter 2022 compared to $45.2 million, or $3.01 per diluted share, during the First Quarter 2021, due to the factors discussed above.
During the First Quarter 2022, we repurchased approximately 0.7 million shares of our common stock for $38.8 million, consisting of shares surrendered to cover tax withholdings associated with the vesting of equity awards and shares acquired in the open market. As of April 30, 2022, there was $218.6 million remaining under our share repurchase program.
Although we are facing challenging macroeconomic events, including increases in the cost of goods and services necessary to produce and distribute our products, including cotton and other materials used in production, as well as labor, transportation, fuel and energy and continuing uncertainty regarding the future impact of the COVID-19 pandemic, we continue to focus on our key strategic growth initiatives – superior product, digital transformation, and fleet optimization.
The transformation of our digital capabilities continues to expand given a completely redesigned responsive site and mobile application, providing a rich online shopping experience geared toward the needs of our “on-the-go” mobile customers, expanded customer personalization, to drive sales, loyalty and retention, and the ability to have our entire store fleet equipped with ship-from-store capabilities. Also, in response to increased digital demand, including as a result of the COVID-19 pandemic, we have increased and will continue to monitor the utilization of our third-party logistics provider to further support both our U.S. and Canadian e-commerce operations.
We continue to evaluate our store fleet through our fleet optimization initiative. We have closed 534 stores, including 7 stores closed during the First Quarter 2022, since the announcement of our fleet optimization initiative in 2013. We are planning to close a total of approximately 40 stores this year.
We have subsidiaries whose operating results are based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars. The table below summarizes the average translation rates that most significantly impact our operating results:

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
Average Translation Rates (1)
Canadian dollar	0.7895	0.7948
Hong Kong dollar	0.1279	0.1288
Chinese renminbi	0.1570	0.1539
____________________________________________
(1)The average translation rates are the average of the monthly translation rates used during each period to translate the respective income statements. Each rate represents the U.S. dollar equivalent of the respective foreign currency.

SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES
We describe our significant accounting policies in “Note 1. Basis of Preparation and Summary of Significant Accounting Policies” of the notes to consolidated financial statements included in our most recent Annual Report on Form 10-K for the fiscal year ended January 29, 2022. There have been no significant changes in our accounting policies from those described in our most recent Annual Report on Form 10-K.
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
Our critical accounting estimates are described under the heading “Critical Accounting Estimates” in Item 7 of our most recent Annual Report on Form 10-K for the fiscal year ended January 29, 2022. Our critical accounting estimates include impairment of long-lived assets, income taxes, stock-based compensation, and inventory valuation. There have been no material changes in these critical accounting estimates from those described in our most recent Annual Report on Form 10-K.
Recent Accounting Standards Updates
There are no pending accounting standards updates that are currently expected to have a material impact on the Company.

RESULTS OF OPERATIONS
We believe that our e-commerce and brick-and-mortar retail store operations are highly interdependent, with both sharing common customers purchasing from a common pool of product inventory. Accordingly, we believe that consolidated omni-channel reporting presents the most meaningful and appropriate measure of our performance, including net sales.
The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales. We primarily evaluate the results of our operations as a percentage of net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of net sales (i.e., “basis points”). For example, SG&A increased 558 basis points to 30.1% of net sales during the First Quarter 2022 from 24.5% during the First Quarter 2021. Accordingly, to the extent that our sales have increased at a faster rate than our costs (i.e., “leveraging”), the more efficiently we have utilized the investments we have made in our business. Conversely, if our sales decrease or if our costs grow at a faster pace than our sales (i.e., “de-leveraging”), we have less efficiently utilized the investments we have made in our business.

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
Net sales	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization)	60.8	56.8
Gross profit	39.2	43.2
Selling, general, and administrative expenses	30.1	24.5
Depreciation and amortization	3.8	3.6
Operating income	5.3	15.1
Income before provision (benefit) for income taxes	4.8	14.1
Provision (benefit) for income taxes	(0.6)	3.7
Net income	5.5%	10.4%
Number of Company stores, end of period	665	724
____________________________________________
Table may not add due to rounding.

The following table sets forth net sales by segment, for the periods indicated:

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
	(in thousands)
Net sales:
The Children’s Place U.S.	$327,961	$399,659
The Children’s Place International	34,389	35,822
Total net sales	$362,350	$435,481
First Quarter 2022 Compared to First Quarter 2021
Net sales decreased $73.1 million or 16.8%, to $362.4 million during the First Quarter 2022 from $435.5 million during the First Quarter 2021, primarily due to lapping the COVID-19 stimulus relief program last year, the impact of unprecedented inflation on our customers, prolonged unseasonably cold temperatures through the end of the First Quarter 2022 in our major markets, and the impact of permanent store closures. Comparable retail sales decreased 16.9% for the quarter.
The Children’s Place U.S. net sales decreased $71.7 million or 17.9%, to $328.0 million in the First Quarter 2022, compared to $399.7 million in the First Quarter 2021. This decrease was primarily due to lapping the COVID-19 stimulus relief program last year, the impact of unprecedented inflation on our customers, prolonged unseasonably cold temperatures through the end of the First Quarter 2022 in our major markets, and the impact of permanent store closures.
The Children’s Place International net sales decreased $1.4 million or 4.0%, to $34.4 million in the First Quarter 2022, compared to $35.8 million in the First Quarter 2021. This decrease was primarily driven by the impact of unprecedented inflation on our customers and permanent store closures, partially offset by the favorable impact of stores that were temporarily closed in Canada during the First Quarter 2021.
Total e-commerce sales, which include postage and handling, were 42.1% of net sales during the First Quarter 2022, compared to 42.6% during the First Quarter 2021.
Gross profit decreased $46.3 million to $141.9 million in the First Quarter 2022, compared to $188.2 million in the First Quarter 2021. Gross margin deleveraged 406 basis points to 39.2% of net sales in the First Quarter 2022. The First Quarter 2021 results included incremental expenses related to the COVID-19 pandemic, including personal protective equipment and incentive pay for our associates of $1.0 million. Excluding the impact of these charges, gross margin deleveraged 429 basis points to 39.2% of net sales. The decrease was primarily the result of higher inbound transportation expenses, higher occupancy expenses and the deleverage of fixed expenses resulting from the decline in net sales, partially offset by higher merchandise margins in our brick-and-mortar retail and e-commerce channels, driven by AUR increases in both channels.
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
Selling, general, and administrative expenses increased $2.3 million to $109.0 million during the First Quarter 2022 from $106.7 million during the First Quarter 2021. SG&A deleveraged 558 basis points to 30.1% of net sales in the First Quarter 2022. The First Quarter 2022 results included incremental operating expenses, including professional and consulting fees of $0.5 million and fleet optimization costs of $0.3 million. The First Quarter 2021 results included incremental operating expenses, primarily personal protective equipment for our associates, of $0.6 million, fleet optimization costs of $0.8 million, contract termination costs of $0.8 million, and restructuring costs, primarily related to severance costs for corporate associates, of $0.5 million. Excluding the impact of these incremental charges, SG&A deleveraged 595 basis points to 29.9% of net sales, primarily as a result of the deleverage of fixed expenses resulting from the decline in net sales as well as planned higher marketing spend.
Depreciation and amortization was $13.6 million during the First Quarter 2022, compared to $15.6 million during the First Quarter 2021. The decrease was primarily driven by reduced depreciation of capitalized software and the permanent closure of 60 stores during the past twelve months.
Operating income decreased $46.6 million to $19.3 million during the First Quarter 2022 from $65.9 million during the First Quarter 2021. Operating income deleveraged 982 basis points to 5.3% of net sales in the First Quarter 2022. The First Quarter 2022 results included incremental operating expenses of $1.4 million, compared to $4.8 million in the First Quarter 2021. Excluding the impact of these incremental charges, operating income deleveraged 1,057 basis points to 5.7% of net sales.

Interest expense, net was $1.7 million during the First Quarter 2022, compared to $4.4 million during the First Quarter 2021. The decrease was primarily driven by lower interest rates due to our recent refinancing and a lower Term Loan balance in the First Quarter 2022.
Provision (benefit) for income taxes was a benefit of $2.3 million during the First Quarter 2022, compared to a provision of $16.3 million during the First Quarter 2021. Our effective tax rate was a benefit of 13.0% and a provision of 26.5% in the First Quarter 2022 and the First Quarter 2021, respectively. The decrease in our effective tax rate for the First Quarter 2022 compared to the First Quarter 2021 was primarily driven by the release of a reserve for unrecognized tax benefits as a result of a settlement with a taxing authority in the First Quarter 2022.
Net income decreased $25.4 million to $19.8 million, or $1.43 per diluted share during the First Quarter 2022, compared to $45.2 million, or $3.01 per diluted share during the First Quarter 2021, due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our working capital needs typically follow a seasonal pattern, peaking during the third fiscal quarter based on seasonal inventory purchases. However, during Fiscal 2022, we anticipate our working capital needs will remain elevated in the second fiscal quarter, in part due to actions taken in an effort to mitigate the global supply chain disruption. Our primary uses of cash are for working capital requirements, which are principally inventory purchases, the financing of capital projects, including investments in new systems, and for our capital return program (other than payment of dividends, which continue to be temporarily suspended due to the COVID-19 pandemic).
On November 16, 2021, we completed the refinancing of the Previous ABL Credit Facility and Previous Term Loan with a new lending group led by an affiliate of Wells Fargo by entering into the Fourth Amendment to our Credit Agreement with the lenders party thereto. The new debt consists of a revolving credit facility with $350.0 million of availability and a $50.0 million term loan. (See “ABL Credit Facility and Term Loan” below for further information).
Our working capital deficit improved $66.8 million to a deficit of $30.2 million at April 30, 2022, compared to a deficit of $97.0 million at May 1, 2021, primarily reflecting operating results over the past twelve months, as well as lower current lease liabilities. During the First Quarter 2022, we used $40.4 million of cash to repurchase shares, inclusive of shares repurchased and surrendered to cover tax withholdings associated with the vesting of equity awards.
At April 30, 2022, we had $249.5 million of outstanding borrowings and $93.1 million available for borrowing under our ABL Credit Facility. In addition, at April 30, 2022, we had $7.4 million of outstanding letters of credit with an additional $42.6 million available for issuing letters of credit under our ABL Credit Facility.
We expect to be able to meet our working capital and capital expenditure requirements for the foreseeable future by using our cash on hand, cash flows from operations, and availability under our ABL Credit Facility.
ABL Credit Facility and Term Loan
We and certain of our subsidiaries maintain a $350 million ABL Credit Facility and a $50 million Term Loan with Wells Fargo, Truist Bank, Bank of America, N.A., HSBC Business Credit (USA) Inc., and JPMorgan Chase Bank, N.A., as lenders (collectively, the “Lenders”) and Wells Fargo, as Administrative Agent, Collateral Agent, Swing Line Lender and Term Agent. Both the ABL Credit Facility and the Term Loan mature in November 2026, and both of these debt facilities have lower interest rates, reduced reporting requirements, and increased flexibility under the covenants compared to the Previous ABL Credit Facility and Previous Term Loan.
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
We are charged an unused line fee of 0.20% on the unused portion of the commitments. Letter of credit fees range from 0.563% to 0.683% for commercial letters of credit and range from 0.625% to 0.875% for standby letters of credit. Letter of credit fees are determined based on the amount of our average excess availability under the facility. The amount available for loans and letters of credit under the ABL Credit Facility is determined by a borrowing base consisting of certain credit card receivables, certain trade receivables, certain inventory, and the fair market value of certain real estate, subject to certain reserves.
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
Credit extended under the ABL Credit Facility is secured by a first priority security interest in substantially all of our U.S. and Canadian assets other than intellectual property, certain furniture, fixtures, equipment, and pledges of subsidiary capital stock, and a second priority security interest in our intellectual property, certain furniture, fixtures, equipment, and pledges of subsidiary capital stock.
The table below presents the components of our ABL Credit Facility and Previous ABL Credit Facility:

	April 30, 2022	January 29, 2022	May 1, 2021
	(in millions)
Credit facility maximum	$350.0	$350.0	$360.0
Borrowing base (1)	350.0	279.7	330.4

Outstanding borrowings	249.5	175.3	196.9
Letters of credit outstanding—standby	7.4	7.4	7.4
Utilization of credit facility at end of period	256.9	182.7	204.3

Availability (2)	$93.1	$97.0	$126.1

Interest rate at end of period	2.0%	1.6%	4.0%

	First Quarter 2022	Fiscal 2021	First Quarter 2021
Average end of day loan balance during the period	$251.2	$187.0	$210.3
Highest end of day loan balance during the period	$308.6	$269.7	$260.6
Average interest rate	2.0%	3.6%	4.0%
____________________________________________
(1)Lower of the credit facility maximum or the total borrowing base collateral.
(2)The sub-limit availability for the letters of credit was $42.6 million at April 30, 2022, January 29, 2022, and May 1, 2021.
The Term Loan bears interest, payable monthly, at (a) the LIBOR Rate plus 2.50% for any portion that is a LIBOR loan, or (b) the base rate plus 1.75% for any portion that is a base rate loan. The Term Loan is pre-payable at any time without penalty, and does not require amortization. For the First Quarter 2022, we recognized $0.4 million in interest expense related to the Term Loan.
The Term Loan is secured by a first priority security interest in our intellectual property, certain furniture, fixtures, equipment, and pledges of subsidiary capital stock, and a second priority security interest in the collateral securing the ABL Credit Facility on a first-priority basis. The Term Loan is guaranteed by each of our subsidiaries that guarantees the ABL Credit Facility and contains substantially the same covenants as provided in the ABL Credit Facility.
Both the ABL Credit Facility and the Term Loan contain customary events of default, which include (subject in certain cases to customary grace and cure periods), nonpayment of principal or interest, breach of covenants, failure to pay certain other indebtedness, and certain events of bankruptcy, insolvency or reorganization. As of April 30, 2022, unamortized deferred financing costs amounted to $2.7 million, of which $2.4 million related to our ABL Credit Facility.

Cash Flows and Capital Expenditures
Cash used in operating activities was $18.8 million during the First Quarter 2022, compared to $16.6 million during the First Quarter 2021. Cash used in operating activities during the First Quarter 2022 was primarily the result of the timing of inventory receipts as a result of global supply chain disruptions, partially offset by earnings generated during the period, the receipt of a net income tax refund of $21.6 million, as well as other planned changes in working capital. Cash used in operating activities during the First Quarter 2021 was primarily the result of the payment of certain suspended 2020 rents, net of abatements, as well as other planned changes in working capital, which brought our vendor payables in line with historical payment terms, partially offset by earnings generated during the period.
Cash used in investing activities was $11.0 million during the First Quarter 2022, compared to $6.7 million during the First Quarter 2021. This change was primarily driven by the timing of capital expenditures.
Cash provided by financing activities was $33.9 million during the First Quarter 2022, compared to $24.5 million during the First Quarter 2021. The increase primarily resulted from additional net borrowings under our asset-based revolving credit facility, partially offset by increased repurchases of our common stock during the First Quarter 2022 compared to the First Quarter 2021.
We anticipate total capital expenditures to approximate $55 million in Fiscal 2022, primarily related to digital and supply chain fulfillment initiatives, compared to $29.3 million in Fiscal 2021. Our ability to continue to meet our capital requirements in Fiscal 2022 depends on our cash on hand, our ability to generate cash flows from operations, and available borrowings under our ABL Credit Facility. Cash flows generated from operations depends on our ability to achieve our financial plans. We believe that our existing cash on hand, cash generated from operations, and funds available to us through our ABL Credit Facility will be sufficient to fund our capital and other cash requirements for the foreseeable future.
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
Interest Rates
Our ABL Credit Facility bears interest at a floating rate equal to the prime rate or LIBOR, plus a calculated spread based on our average excess availability under the facility. As of April 30, 2022, we had $249.5 million in borrowings under our ABL Credit Facility. A 10% change in the prime rate or LIBOR interest rates would not have had a material impact on our interest expense.
Our Term Loan bears interest, payable monthly, at (a) the LIBOR Rate plus 2.50% for any portion that is a LIBOR loan, or (b) the base rate plus 1.75% for any portion that is a base rate loan. As of April 30, 2022, the outstanding balance of the Term Loan was $50.0 million. A 10% change in the three month LIBOR Rate would not have had a material impact on our interest expense.
Assets and Liabilities of Foreign Subsidiaries
Assets and liabilities outside the United States are primarily located in Canada and Hong Kong, where our investments in our subsidiaries are considered long-term. As of April 30, 2022, net assets in Canada and Hong Kong amounted to $70.7 million. A 10% increase or decrease in the Canadian and Hong Kong foreign currency exchange rates would increase or decrease the corresponding net investment by $7.1 million. All changes in the net investments in our foreign subsidiaries are recorded in other comprehensive income.
As of April 30, 2022, we had $51.4 million of our cash and cash equivalents held in foreign subsidiaries, of which $36.2 million was in Hong Kong and $10.4 million was in Canada.

Foreign Operations
We have exchange rate exposure primarily with respect to certain revenues and expenses denominated in Canadian dollars. As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses. Assuming a 10% change in foreign currency exchange rates, the First Quarter 2022 net sales would have decreased or increased by approximately $3.0 million, and total costs and expenses would have decreased or increased by approximately $3.8 million. Additionally, we have foreign currency denominated receivables and payables that, when settled, result in transaction gains or losses. A 10% change in foreign currency exchange rates would not result in a significant transaction gain or loss in earnings.
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
Management, including our Chief Executive Officer and President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of April 30, 2022. Based on that evaluation, our Chief Executive Officer and President and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level, as of April 30, 2022, to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive, principal accounting, and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS.
Certain legal proceedings in which we are involved are discussed in “Note 7. Commitments and Contingencies” to the accompanying consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended January 29, 2022.

ITEM 1A.RISK FACTORS.
There were no material changes to the risk factors disclosed in Item 1A of Part I in our Annual Report on Form 10-K for the year ended January 29, 2022.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
In March 2018, our Board of Directors authorized a $250.0 million share repurchase program (the “2018 Share Repurchase Program”). In November 2021, our Board of Directors approved another $250.0 million share repurchase program (the “2021 Share Repurchase Program”), which added to the then remaining availability under the 2018 Share Repurchase Program. Under these programs, we may repurchase shares on the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under a program will depend on a variety of factors, including price, corporate and regulatory requirements, and other market and business conditions. We may suspend or discontinue the programs at any time and may thereafter reinstitute purchases, all without prior announcement.
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
The following table provides a month-by-month summary of our share repurchase activity during the First Quarter 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs
1/30/22-2/26/22 (1)	231,384	$67.63	230,440	$241,713
2/27/22-4/2/22	380,343	53.43	380,343	221,391
4/3/22-4/30/22 (2)	54,308	51.50	54,308	218,594
Total	666,035	$58.21	665,091	$218,594
____________________________________________
(1)Includes 944 shares acquired as treasury stock as directed by participants in the deferred compensation plan and 6,240 shares withheld to cover taxes in conjunction with the vesting of stock awards.
(2)Includes 42,464 shares withheld to cover taxes in conjunction with the vesting of stock awards.

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

THE CHILDREN’S PLACE, INC.

Date:	June 1, 2022	By:	/S/ Jane T. Elfers
Jane T. Elfers
Chief Executive Officer and President
(Principal Executive Officer)

Date:	June 1, 2022	By:	/S/ Robert Helm
Robert Helm
Chief Financial Officer
(Principal Financial Officer)