Form 10-Q
period 2022-07-30
Childrens Place, Inc.
filed 2022-08-26
CIK 1041859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common Stock, par value $0.10 per share, outstanding at August 23, 2022: 13,028,338.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JULY 30, 2022

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 30, 2022	January 29, 2022	July 31, 2021
	(unaudited)		(unaudited)
	(in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$28,193	$54,787	$63,982
Accounts receivable	44,445	21,863	38,864
Inventories	616,436	428,813	461,391
Prepaid expenses and other current assets	59,383	76,075	45,011
Total current assets	748,457	581,538	609,248
Long-term assets:
Property and equipment, net	154,738	155,006	165,558
Right-of-use assets	167,619	194,653	235,208
Tradenames, net	71,292	71,692	72,092
Deferred income taxes	20,013	23,109	36,362
Other assets	12,339	11,462	9,980
Total assets	$1,174,458	$1,037,460	$1,128,448

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving loan	$283,931	$175,318	$199,837
Accounts payable	303,776	183,758	227,579
Current portion of operating lease liabilities	78,989	91,097	109,991
Income taxes payable	2,482	10,984	4,536
Accrued expenses and other current liabilities	123,919	130,669	130,452
Total current liabilities	793,097	591,826	672,395
Long-term liabilities:
Long-term debt	49,718	49,685	74,209
Long-term portion of operating lease liabilities	112,386	134,761	174,718
Income taxes payable	18,925	14,939	14,939
Other tax liabilities	2,337	8,689	6,350
Other long-term liabilities	13,814	12,088	17,652
Total liabilities	990,277	811,988	960,263
Commitments and contingencies (see Note 7)
Stockholders' equity:
Preferred stock, $1.00 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—	—
Common stock, $0.10 par value, 100,000 shares authorized; 13,087, 13,964, and 14,831 issued; 13,023, 13,903, and 14,772 outstanding	1,309	1,396	1,483
Additional paid-in capital	151,954	160,348	164,290
Treasury stock, at cost (64, 61, and 59 shares)	(3,587)	(3,443)	(3,304)
Deferred compensation	3,587	3,443	3,304
Accumulated other comprehensive loss	(14,614)	(14,186)	(13,285)
Retained earnings	45,532	77,914	15,697
Total stockholders’ equity	184,181	225,472	168,185
Total liabilities and stockholders’ equity	$1,174,458	$1,037,460	$1,128,448

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
	(in thousands, except earnings (loss) per common share)
Net sales	$380,885	$413,855	$743,235	$849,336
Cost of sales (exclusive of depreciation and amortization)	265,422	245,994	485,867	493,269
Gross profit	115,463	167,861	257,368	356,067
Selling, general, and administrative expenses	114,672	115,620	223,708	222,358
Depreciation and amortization	13,241	14,392	26,856	29,953
Asset impairment charges	1,379	—	1,379	—
Operating income (loss)	(13,829)	37,849	5,425	103,756
Interest expense	(2,603)	(4,700)	(4,313)	(9,114)
Interest income	14	4	19	7
Income (loss) before provision (benefit) for income taxes	(16,418)	33,153	1,131	94,649
Provision (benefit) for income taxes	(3,120)	9,058	(5,402)	25,349
Net income (loss)	$(13,298)	$24,095	$6,533	$69,300

Earnings (loss) per common share
Basic	$(1.01)	$1.63	$0.49	$4.71
Diluted	$(1.01)	$1.60	$0.48	$4.61

Weighted average common shares outstanding
Basic	13,147	14,780	13,384	14,725
Diluted	13,147	15,062	13,532	15,032

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
	(in thousands)
Net income (loss)	$(13,298)	$24,095	$6,533	$69,300
Other comprehensive income (loss):
Foreign currency translation adjustment	54	(355)	(428)	531
Total comprehensive income (loss)	$(13,244)	$23,740	$6,105	$69,831

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

Thirteen Weeks Ended July 30, 2022
						Accumulated
			Additional			Other			Total
	Common Stock		Paid-In	Deferred	Retained	Comprehensive	Treasury Stock		Stockholders’
(in thousands)	Shares	Amount	Capital	Compensation	Earnings	Loss	Shares	Amount	Equity
Balance, April 30, 2022	13,422	$1,342	$155,097	$3,512	$71,913	$(14,668)	(62)	$(3,512)	$213,684
Vesting of stock awards	147	15	(15)						—
Stock-based compensation expense			6,272						6,272
Purchase and retirement of common stock	(482)	(48)	(9,400)		(13,083)				(22,531)
Other comprehensive income						54			54
Deferral of common stock into deferred compensation plan				75			(2)	(75)	—
Net loss					(13,298)				(13,298)
Balance, July 30, 2022	13,087	$1,309	$151,954	$3,587	$45,532	$(14,614)	(64)	$(3,587)	$184,181

Twenty-six Weeks Ended July 30, 2022
						Accumulated
			Additional			Other			Total
	Common Stock		Paid-In	Deferred	Retained	Comprehensive	Treasury Stock		Stockholders’
(in thousands)	Shares	Amount	Capital	Compensation	Earnings	Loss	Shares	Amount	Equity
Balance, January 29, 2022	13,964	$1,396	$160,348	$3,443	$77,914	$(14,186)	(61)	$(3,443)	$225,472
Vesting of stock awards	270	27	(27)						—
Stock-based compensation expense			13,834						13,834
Purchase and retirement of common stock	(1,147)	(114)	(22,201)		(38,915)				(61,230)
Other comprehensive loss						(428)			(428)
Deferral of common stock into deferred compensation plan				144			(3)	(144)	—
Net income					6,533				6,533
Balance, July 30, 2022	13,087	$1,309	$151,954	$3,587	$45,532	$(14,614)	(64)	$(3,587)	$184,181

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
(Unaudited)

Thirteen Weeks Ended July 31, 2021
						Accumulated
			Additional			Other			Total
	Common Stock		Paid-In	Deferred	Retained	Comprehensive	Treasury Stock		Stockholders’
(in thousands)	Shares	Amount	Capital	Compensation	Earnings	Loss	Shares	Amount	Equity
Balance, May 1, 2021	14,693	$1,469	$155,908	$3,234	$563	$(12,930)	(58)	$(3,234)	$145,010
Vesting of stock awards	255	26	(26)						—
Stock-based compensation expense			10,526						10,526
Purchase and retirement of common stock	(117)	(12)	(2,118)		(8,961)				(11,091)
Other comprehensive loss						(355)			(355)
Deferral of common stock into deferred compensation plan				70			(1)	(70)	—
Net income					24,095				24,095
Balance, July 31, 2021	14,831	$1,483	$164,290	$3,304	$15,697	$(13,285)	(59)	$(3,304)	$168,185

Twenty-six Weeks Ended July 31, 2021
						Accumulated
			Additional		Retained	Other			Total
	Common Stock		Paid-In	Deferred	Earnings	Comprehensive	Treasury Stock		Stockholders’
(in thousands)	Shares	Amount	Capital	Compensation	(Deficit)	Loss	Shares	Amount	Equity
Balance, January 30, 2021	14,641	$1,464	$148,519	$3,165	$(42,790)	$(13,816)	(57)	$(3,165)	$93,377
Vesting of stock awards	336	34	(34)						—
Stock-based compensation expense			18,442						18,442
Purchase and retirement of common stock	(146)	(15)	(2,637)		(10,813)				(13,465)
Other comprehensive income						531			531
Deferral of common stock into deferred compensation plan				139			(2)	(139)	—
Net income					69,300				69,300
Balance, July 31, 2021	14,831	$1,483	$164,290	$3,304	$15,697	$(13,285)	(59)	$(3,304)	$168,185

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Twenty-six Weeks Ended
	July 30, 2022	July 31, 2021
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,533	$69,300
Reconciliation of net income to net cash used in operating activities:
Non-cash portion of operating lease expense	40,075	52,075
Depreciation and amortization	26,856	29,953
Non-cash stock-based compensation expense	13,834	18,442
Deferred income tax provision	2,768	9,390
Asset impairment charges	1,379	—
Other non-cash items, net	(521)	743
Changes in operating assets and liabilities:
Inventories	(187,762)	(74,406)
Accounts receivable and other assets	(23,542)	520
Prepaid expenses and other current assets	554	(847)
Income taxes payable, net of prepayments	8,008	12,056
Accounts payable and other current liabilities	105,228	(13,090)
Lease liabilities	(47,928)	(107,572)
Other long-term liabilities	1,729	139
Net cash used in operating activities	(52,789)	(3,297)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(18,766)	(13,496)
Change in deferred compensation plan	(357)	31
Net cash used in investing activities	(19,123)	(13,465)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	379,364	386,343
Repayments under revolving credit facility	(270,750)	(356,284)
Purchase and retirement of common stock, including shares surrendered for tax withholdings and transaction costs	(62,900)	(13,465)
Payment of debt issuance costs	—	(358)
Net cash provided by financing activities	45,714	16,236
Effect of exchange rate changes on cash and cash equivalents	(396)	960
Net increase (decrease) in cash and cash equivalents	(26,594)	434
Cash and cash equivalents, beginning of period	54,787	63,548
Cash and cash equivalents, end of period	$28,193	$63,982

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Twenty-six Weeks Ended
	July 30, 2022	July 31, 2021
	(in thousands)
OTHER CASH FLOW INFORMATION:
Net cash paid (received) for income taxes	$(16,425)	$3,793
Cash paid for interest	4,014	4,645
Increase (decrease) in accrued capital expenditures	7,406	(1,145)

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
Terms that are commonly used in the notes to the Company’s consolidated financial statements are defined as follows:
•Second Quarter 2022 — The thirteen weeks ended July 30, 2022
•Second Quarter 2021 — The thirteen weeks ended July 31, 2021
•First Quarter 2022 — The thirteen weeks ended April 30, 2022
•Year-To-Date 2022 — The twenty-six weeks ended July 30, 2022
•Year-To-Date 2021 — The twenty-six weeks ended July 31, 2021
•Fiscal 2022 – The fifty-two weeks ending January 28, 2023
•Fiscal 2021 – The fifty-two weeks ended January 29, 2022
•SEC — U.S. Securities and Exchange Commission
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
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated. As of July 30, 2022, January 29, 2022, and July 31, 2021, the Company did not have any investments in unconsolidated affiliates. FASB ASC 810—Consolidation is considered when determining whether an entity is subject to consolidation.
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of July 30, 2022 and July 31, 2021, the results of its consolidated operations, consolidated comprehensive income (loss), and consolidated changes in stockholders’ equity for the thirteen and twenty-six weeks ended July 30, 2022 and July 31, 2021, and consolidated cash flows for the twenty-six weeks ended July 30, 2022 and July 31, 2021. The consolidated balance sheet as of January 29, 2022 was derived from audited financial statements. Due to the seasonal nature of the Company’s business, the results of operations for the thirteen and twenty-six weeks ended July 30, 2022 and July 31, 2021 are not necessarily indicative of operating results for a full fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2022.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Fiscal Year
The Company’s fiscal year is a fifty-two week or fifty-three week period ending on the Saturday on or nearest to January 31.
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
The following table presents the Company’s revenues disaggregated by geography:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
	(in thousands)
Net sales:
South	$146,368	$164,630	$282,740	$330,368
Northeast	72,113	84,954	147,509	179,976
West	52,411	59,854	102,543	122,077
Midwest	39,218	48,088	82,831	108,892
International and other (1)	70,775	56,329	127,612	108,023
Total net sales	$380,885	$413,855	$743,235	$849,336
____________________________________________
(1)Includes retail and e-commerce sales in Canada and Puerto Rico, wholesale and franchisee sales, and certain amounts earned under the Company’s private label credit card program.
The Company recognizes revenue, including shipping and handling fees billed to customers, upon purchase at the Company’s retail stores or when received by the customer if the product was purchased via e-commerce, net of coupon redemptions and anticipated sales returns. The Company deferred sales of $12.6 million, $3.6 million, and $9.5 million within Accrued expenses and other current liabilities as of July 30, 2022, January 29, 2022, and July 31, 2021, respectively, based upon estimated time of delivery, at which point control passes to the customer. Sales tax collected from customers is excluded from revenue.
For the sale of goods with a right of return, the Company recognizes revenue for the consideration it expects to be entitled to and calculates an allowance for estimated sales returns based upon the Company’s sales return experience. Adjustments to the allowance for estimated sales returns in subsequent periods have not been material based on historical data, thereby reducing the uncertainty inherent in such estimates. The allowance for estimated sales returns, which is recorded in Accrued expenses and other current liabilities, was $2.3 million, $1.0 million, and $3.1 million as of July 30, 2022, January 29, 2022, and July 31, 2021, respectively.

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
The Company has a points-based customer loyalty program in which customers earn points based on purchases and other promotional activities. These points can be redeemed for coupons to discount future purchases. A contract liability is estimated based on the standalone selling price of benefits earned by customers through the program and the related redemption experience under the program. The value of each point earned is recorded as deferred revenue and is included within Accrued expenses and other current liabilities. The total contract liabilities related to this program were $3.9 million, $5.0 million, and $7.1 million as of July 30, 2022, January 29, 2022, and July 31, 2021, respectively.
The Company’s policy with respect to gift cards is to record revenue as and when the gift cards are redeemed for merchandise. The Company recognizes gift card breakage income in proportion to the pattern of rights exercised by the customer when the Company expects to be entitled to breakage and the Company determines that it does not have a legal obligation to remit the value of the unredeemed gift card to the relevant jurisdiction as unclaimed or abandoned property. Gift card breakage is recorded within Net sales. Prior to their redemption, gift cards are recorded as a liability within Accrued expenses and other current liabilities. The liability is estimated based on expected breakage that considers historical patterns of redemption. The gift card liability balance as of July 30, 2022, January 29, 2022, and July 31, 2021 was $11.7 million, $12.1 million, and $12.8 million, respectively. During Year-To-Date 2022, the Company recognized Net sales of $3.6 million related to the gift card liability balance that existed at January 29, 2022.
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

3. INTANGIBLE ASSETS
The Company’s intangible assets were as follows:

		July 30, 2022
	Useful Life	Gross Amount	Accumulated Amortization	Net Amount
		(in thousands)
Gymboree tradename (1)	Indefinite	$69,953	$—	$69,953
Crazy 8 tradename (1)	5 years	4,000	(2,661)	1,339
Customer databases (2)	3 years	3,000	(3,000)	—
Total intangibles		$76,953	$(5,661)	$71,292

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

		January 29, 2022
	Useful Life	Gross Amount	Accumulated Amortization	Net Amount
		(in thousands)
Gymboree tradename (1)	Indefinite	$69,953	$—	$69,953
Crazy 8 tradename (1)	5 years	4,000	(2,261)	1,739
Customer databases (2)	3 years	3,000	(2,827)	173
Total intangibles		$76,953	$(5,088)	$71,865

		July 31, 2021
	Useful Life	Gross Amount	Accumulated Amortization	Net Amount
		(in thousands)
Gymboree tradename (1)	Indefinite	$69,953	$—	$69,953
Crazy 8 tradename (1)	5 years	4,000	(1,861)	2,139
Customer databases (2)	3 years	3,000	(2,328)	672
Total intangibles		$76,953	$(4,189)	$72,764
____________________________________________
(1)Included within Tradenames, net on the Consolidated Balance Sheets.
(2)Included within Other assets on the Consolidated Balance Sheets.

4. PROPERTY AND EQUIPMENT, NET
Property and equipment consisted of the following:

	July 30, 2022	January 29, 2022	July 31, 2021
	(in thousands)
Property and equipment:
Land and land improvements	$3,403	$3,403	$3,403
Building and improvements	36,187	36,045	36,045
Material handling equipment	68,450	64,989	61,649
Leasehold improvements	195,342	197,436	214,229
Store fixtures and equipment	205,961	212,613	224,238
Capitalized software	333,967	320,716	313,371
Construction in progress	16,913	8,170	5,339
	860,223	843,372	858,274
Less accumulated depreciation and amortization	(705,485)	(688,366)	(692,716)
Property and equipment, net	$154,738	$155,006	$165,558
At July 30, 2022, January 29, 2022, and July 31, 2021, the Company reviewed its store related long-lived assets for indicators of impairment, and performed a recoverability test if indicators were identified. Based on the results of the analyses performed, the Company recorded asset impairment charges in the Second Quarter 2022 and Year-To-Date 2022 of $1.4 million, inclusive of right-of-use (“ROU”) assets. The Company did not record asset impairment charges in the Second Quarter 2021 or Year-To-Date 2021.

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
The following components of operating lease expense were recognized in the Company’s Consolidated Statements of Operations:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
	(in thousands)
Fixed operating lease cost	$24,070	$24,272	$47,040	$50,030
Variable operating lease cost (1)	12,573	10,847	27,691	14,221
Total operating lease cost	$36,643	$35,119	$74,731	$64,251
____________________________________________
(1)Includes short term leases with lease periods of less than 12 months as well as lease abatements accounted for as reductions to variable lease costs under the COVID-19 expedient of $0.1 million and $2.3 million during the Second Quarter 2022 and Second Quarter 2021, and $0.9 million and $10.3 million during Year-To-Date 2022 and Year-To-Date 2021, respectively.
As of July 30, 2022, the weighted-average remaining operating lease term was 4.3 years, and the weighted-average discount rate for operating leases was 4.9%. Cash paid for amounts included in the measurement of operating lease liabilities during Year-To-Date 2022 was $47.9 million. ROU assets obtained in exchange for new operating lease liabilities were $22.6 million during Year-To-Date 2022.
As of July 30, 2022, the maturities of operating lease liabilities were as follows:

July 30, 2022
(in thousands)
Remainder of 2022	$54,762
2023	61,015
2024	30,536
2025	18,021
2026	15,205
Thereafter	30,664
Total operating lease payments	210,203
Less: imputed interest	(18,828)
Present value of operating lease liabilities	$191,375

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
The table below presents the components of the Company’s ABL Credit Facility and Previous ABL Credit Facility:

	July 30, 2022	January 29, 2022	July 31, 2021
	(in millions)
Credit facility maximum	$350.0	$350.0	$360.0
Borrowing base (1)	350.0	279.7	354.0

Outstanding borrowings	283.9	175.3	199.8
Letters of credit outstanding—standby	7.4	7.4	7.4
Utilization of credit facility at end of period	291.3	182.7	207.2

Availability (2)	$58.7	$97.0	$146.8

Interest rate at end of period	3.4%	1.6%	3.8%

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Year-To-Date 2022	Fiscal 2021	Year-To-Date 2021
	(in millions)
Average end of day loan balance during the period	$268.2	$187.0	$213.5
Highest end of day loan balance during the period	$297.6	$269.7	$269.7

Average interest rate	2.4%	3.6%	3.9%
____________________________________________
(1)Lower of the credit facility maximum or the total borrowing base collateral.
(2)The sub-limit availability for letters of credit was $42.6 million at July 30, 2022, January 29, 2022, and July 31, 2021.
The Term Loan bears interest, payable monthly, at (a) the LIBOR Rate plus 2.50% for any portion that is a LIBOR loan, or (b) the base rate plus 1.75% for any portion that is a base rate loan. The Term Loan is pre-payable at any time without penalty, and does not require amortization. For the Second Quarter 2022 and Year-To-Date 2022, the Company recognized $0.5 million and $0.8 million in interest expense related to the Term Loan.
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

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
8. STOCKHOLDERS’ EQUITY
Share Repurchase Programs
In March 2018, the Board of Directors authorized a $250.0 million share repurchase program (the “2018 Share Repurchase Program”). In November 2021, the Board of Directors approved another $250.0 million share repurchase program (the “2021 Share Repurchase Program”), which added to the then remaining availability under the 2018 Share Repurchase Program. Under these programs, the Company may repurchase shares on the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under a program will depend on a variety of factors, including price, corporate and regulatory requirements, and other market and business conditions. The Company may suspend or discontinue the programs at any time and may thereafter reinstitute purchases, all without prior announcement. As of July 30, 2022, there was $196.1 million remaining under the 2021 Share Repurchase Program. From March 2020 through July 2021, the Company suspended share repurchases, other than to satisfy withholding tax requirements of equity award recipients, due to the COVID-19 pandemic.
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
The following table summarizes the Company’s share repurchases:

	Twenty-six Weeks Ended
	July 30, 2022		July 31, 2021
	Shares	Amount	Shares	Amount
	(in thousands)
Share repurchases related to:
Share repurchase program	1,147	$61,230	147	$13,465
Shares acquired and held in treasury	3	$144	2	$139
In accordance with the FASB ASC 505—Equity, the par value of the shares retired is charged against Common stock and the remaining purchase price is allocated between Additional paid-in capital and Retained earnings. The portion charged against Additional paid-in capital is determined using a pro-rata allocation based on total shares outstanding. For all shares retired during Year-To-Date 2022 and Year-To-Date 2021, $38.9 million and $10.8 million was charged to Retained earnings, respectively.
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
The following table summarizes the Company’s stock-based compensation expense:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
	(in thousands)
Deferred Awards	$2,171	$3,188	$5,596	$6,766
Performance Awards	4,101	7,338	8,238	11,676
Total stock-based compensation expense (1)	$6,272	$10,526	$13,834	$18,442
____________________________________________
(1)Stock-based compensation expense recorded within Cost of sales (exclusive of depreciation and amortization) amounted to $0.3 million and $0.8 million in the Second Quarter 2022 and Second Quarter 2021, respectively, and $0.9 million and $1.7 million in the Year-To-Date 2022 and Year-To-Date 2021, respectively. All other stock-based compensation expense is included in Selling, general, and administrative expenses.

10. EARNINGS (LOSS) PER COMMON SHARE
The following table reconciles net income (loss) and share amounts utilized to calculate basic and diluted earnings (loss) per common share:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
	(in thousands)
Net income (loss)	$(13,298)	$24,095	$6,533	$69,300

Basic weighted average common shares outstanding	13,147	14,780	13,384	14,725
Dilutive effect of stock awards (1)	—	282	148	307
Diluted weighted average common shares outstanding	13,147	15,062	13,532	15,032
____________________________________________
(1)Because the Company incurred a net loss in the Second Quarter 2022, unvested stock awards are anti-dilutive and are therefore excluded from the calculation of diluted loss per common share for such period.

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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act allows net operating losses (“NOLs”) incurred in taxable years 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to offset 100% of taxable income and to generate a refund of previously paid income taxes. Pursuant to the CARES Act, the Company carried back the taxable year 2020 tax loss of approximately $150.0 million to prior years. During the First Quarter 2022, the Company received $22.0 million of this

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
income tax refund and the remaining balance of $19.1 million as of July 30, 2022, is included within Prepaid expenses and other current assets on the Consolidated Balance Sheets.
The Company’s effective income tax rate for the Second Quarter 2022 was a benefit of 19.0%, or $3.1 million, compared to a provision of 27.3%, or $9.1 million, during the Second Quarter 2021. The decrease in the effective income tax rate for the Second Quarter 2022 compared to the Second Quarter 2021 was primarily driven by a decrease in the forecasted effective income tax rate resulting from a favorable mix of income on forecasted earnings compared to the prior year and the impact of discrete items recognized in the Second Quarter 2022.
The Company’s effective income tax rate for Year-To-Date 2022 was a benefit of 477.6%, or $5.4 million, compared to a provision of 26.8%, or $25.3 million, for Year-To-Date 2021. The effective income tax rate for Year-To-Date 2022 reflected the release of a reserve of $6.4 million for unrecognized tax benefits as a result of a settlement with a taxing authority in the First Quarter 2022.
The Company accrues interest and penalties related to unrecognized tax benefits as part of the provision for income taxes. The total amount of unrecognized tax benefits was $2.3 million, $8.7 million, and $8.0 million as of July 30, 2022, January 29, 2022, and July 31, 2021, respectively, and is included within long-term liabilities. Additional interest expense recognized during Year-To-Date 2022 and Year-To-Date 2021 related to unrecognized tax benefits was not significant.
The Company is subject to tax in the United States and foreign jurisdictions, including Canada and Hong Kong. The Company files a consolidated U.S. income tax return for federal income tax purposes. The Company is no longer subject to income tax examinations by U.S. federal, state and local or foreign tax authorities for tax years 2016 and prior.
Management believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues arise as a result of a tax audit, and are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

12. SEGMENT INFORMATION
In accordance with FASB ASC 280—Segment Reporting, the Company reports segment data based on geography: The Children’s Place U.S. and The Children’s Place International. Each segment includes an e-commerce business located at www.childrensplace.com, www.gymboree.com, and www.sugarandjade.com. Included in The Children’s Place U.S. segment are the Company’s U.S. and Puerto Rico-based stores and revenue from the Company’s U.S.-based wholesale business. Included in The Children’s Place International segment are the Company’s Canadian-based stores, revenue from the Company’s Canadian-based wholesale business, and revenue from international franchisees. The Company measures its segment profitability based on operating income, defined as income before interest and taxes. Net sales and direct costs are recorded by each segment. Certain inventory procurement functions, such as production and design, as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services, are managed by The Children’s Place U.S. segment. Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales. The assets related to these functions are not allocated. The Company periodically reviews these allocations and adjusts them based upon changes in business circumstances. Net sales to external customers are derived from merchandise sales, and the Company has no customers that individually account for more than 10% of its net sales. As of July 30, 2022, The Children’s Place U.S. had 577 stores and The Children’s Place International had 81 stores. As of July 31, 2021, The Children’s Place U.S. had 615 stores and The Children’s Place International had 93 stores.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following tables provide segment level financial information:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
	(in thousands)
Net sales:
The Children’s Place U.S.	$341,223	$372,319	$669,184	$771,978
The Children’s Place International (1)	39,662	41,536	74,051	77,358
Total net sales	$380,885	$413,855	$743,235	$849,336
Operating income (loss):
The Children’s Place U.S.	$(13,943)	$34,355	$2,926	$98,267
The Children’s Place International	114	3,494	2,499	5,489
Total operating income (loss)	$(13,829)	$37,849	$5,425	$103,756
Operating income (loss) as a percentage of net sales:
The Children’s Place U.S.	(4.1%)	9.2%	0.4%	12.7%
The Children’s Place International	0.3%	8.4%	3.4%	7.1%
Total operating income (loss) as a percentage of net sales	(3.6%)	9.1%	0.7%	12.2%
Depreciation and amortization:
The Children’s Place U.S.	$12,261	$13,303	$24,848	$27,614
The Children’s Place International	980	1,089	2,008	2,339
Total depreciation and amortization	$13,241	$14,392	$26,856	$29,953
Capital expenditures:
The Children’s Place U.S.	$7,612	$6,385	$17,969	$12,872
The Children’s Place International	431	385	797	624
Total capital expenditures	$8,043	$6,770	$18,766	$13,496
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
Terms that are commonly used in our Management’s Discussion and Analysis of Financial Condition and Results of Operations are defined as follows:
•Second Quarter 2022 — The thirteen weeks ended July 30, 2022
•Second Quarter 2021 — The thirteen weeks ended July 31, 2021
•First Quarter 2022 — The thirteen weeks ended April 30, 2022
•Year-To-Date 2022 — The twenty-six weeks ended July 30, 2022
•Year-To-Date 2021 — The twenty-six weeks ended July 31, 2021
•Fiscal 2022 – The fifty-two weeks ending January 28, 2023
•Fiscal 2021 – The fifty-two weeks ended January 29, 2022
•SEC — U.S. Securities and Exchange Commission
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

OVERVIEW
Our Business
We are the largest pure-play children’s specialty apparel retailer in North America. We design, contract to manufacture, sell at retail and wholesale, and license to sell, trend right, high quality merchandise predominantly at value prices, primarily under our proprietary “The Children’s Place”, “Place”, “Baby Place”, “Gymboree”, and “Sugar & Jade” brand names. As of July 30, 2022, we had 658 stores across North America, our e-commerce business at www.childrensplace.com, www.gymboree.com, and www.sugarandjade.com, and had 212 international points of distribution with our six franchise partners in 16 countries.
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
As of the Second Quarter 2022, the progress achieved nationwide in addressing the effects of the pandemic has allowed businesses and shopping malls to reopen and resume operations. Our distribution centers remained open and operating during the pandemic to support our retail stores and e-commerce business, and as of July 30, 2022, all of our stores are open to the public in the U.S., Canada, and Puerto Rico. Our U.S. office and certain of our foreign offices are also open in a hybrid work environment, while we continue to monitor the developments of the pandemic for our other foreign offices. We will continue to assess the pandemic’s impact on our operations and financial situation, and will seek to implement all necessary measures as needed.

Recent Developments
Recent macroeconomic events have increased the cost of goods and services necessary to produce and distribute our products, including cotton and other materials used in production, as well as labor, transportation, fuel and energy. The same inflationary pressures have adversely affected our core customer, resulting in a decrease in apparel purchases during the Second Quarter 2022. We expect these increased product input costs, transportation costs, and inflationary pressures to continue to impact the remainder of 2022 and into 2023.
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
Operating Highlights
Net sales decreased $33.0 million, or 8.0%, to $380.9 million during the Second Quarter 2022 from $413.9 million during the Second Quarter 2021, primarily due to the impact of a slowdown in consumer demand, resulting from the unprecedented inflation impacting our customer, an increase in promotional activity across the sector, lapping the impact of the enhanced child tax credit last July, and the impact of permanent store closures. Comparable retail sales decreased 8.7% for the Second Quarter 2022.
Gross profit decreased $52.4 million to $115.5 million during the Second Quarter 2022 from $167.9 million during the Second Quarter 2021. Gross margin deleveraged 1,025 basis points to 30.3% of net sales in the Second Quarter 2022. The decrease was primarily the result of lower merchandise margins, due to unplanned AUR pressure resulting from an abrupt slowdown in consumer demand, coupled with an increase in promotional activity across the sector, higher domestic supply chain costs, increased penetration of our wholesale business, which operates at a lower gross margin, higher inbound transportation expenses, and the deleverage of fixed expenses resulting from the decline in net sales.
Operating income (loss) decreased $51.6 million to a loss of $13.8 million during the Second Quarter 2022 from income of $37.8 million during the Second Quarter 2021. Operating income (loss) deleveraged 1,278 basis points to (3.6%) of net sales.
Net income (loss) decreased $37.4 million to a loss of $13.3 million, or $(1.01) per diluted share, during the Second Quarter 2022 compared to income of $24.1 million, or $1.60 per diluted share, during the Second Quarter 2021, due to the factors discussed above.
During the Second Quarter 2022, we repurchased approximately 0.5 million shares of our common stock for $22.6 million, consisting of shares surrendered to cover tax withholdings associated with the vesting of equity awards and shares acquired in the open market. As of July 30, 2022, there was $196.1 million remaining under our share repurchase program.
While we continue to face a challenging macroeconomic environment, including increases in the cost of goods and services necessary to produce and distribute our products, including cotton and other materials used in production, as well as labor, transportation, fuel and energy and continuing uncertainty regarding the future impact of the COVID-19 pandemic, we continue to focus on our key strategic growth initiatives – superior product, digital transformation, and fleet optimization.
Digital remains our top priority and we continue to expand our digital capabilities. We have migrated to a new responsive site and mobile application, and we have expanded our partnerships with our outside providers to help us monitor and reallocate our marketing budgets in a more efficient and timely manner to drive acquisition, retention and reactivation. As our digital business continues to expand, we continue to strengthen our partnership with our third party logistics provider to help provide our customer with a best-in-class digital experience.
We continue to evaluate our store fleet through our fleet optimization initiative. We have closed 541 stores, including 7 stores closed during the Second Quarter 2022, since the announcement of our fleet optimization initiative in 2013. We are planning to close a total of approximately 40 stores this year. With over 75% of our store fleet coming up for lease action in the next 24 months, we continue to maintain meaningful financial flexibility in our lease portfolio.

We have subsidiaries whose operating results are based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars. The table below summarizes the average translation rates that most significantly impact our operating results:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Average Translation Rates (1)
Canadian dollar	0.7775	0.8140	0.7835	0.8044
Hong Kong dollar	0.1274	0.1288	0.1276	0.1288
Chinese renminbi	0.1491	0.1552	0.1530	0.1546
____________________________________________
(1)The average translation rates are the average of the monthly translation rates used during each period to translate the respective statement of operations. Each rate represents the U.S. dollar equivalent of the respective foreign currency.

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
The following table sets forth, for the periods indicated, selected Statement of Operations data expressed as a percentage of net sales. We primarily evaluate the results of our operations as a percentage of net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of net sales (i.e., “basis points”). For example, SG&A increased 217 basis points to 30.1% of net sales during the Second Quarter 2022 from 27.9% during the Second Quarter 2021. Accordingly, to the extent that our sales have increased at a faster rate than our costs (i.e., “leveraging”), the more efficiently we have utilized the investments we have made in our business. Conversely, if our sales decrease or if our costs grow at a faster pace than our sales (i.e., “de-leveraging”), we have less efficiently utilized the investments we have made in our business.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization)	69.7	59.4	65.4	58.1
Gross profit	30.3	40.6	34.6	41.9
Selling, general, and administrative expenses	30.1	27.9	30.1	26.2
Depreciation and amortization	3.5	3.5	3.6	3.5
Asset impairment charges	0.4	—	0.2	—
Operating income (loss)	(3.6)	9.1	0.7	12.2
Income (loss) before provision (benefit) for income taxes	(4.3)	8.0	0.2	11.1
Provision (benefit) for income taxes	(0.8)	2.2	(0.7)	3.0
Net income (loss)	(3.5%)	5.8%	0.9%	8.2%
Number of Company stores, end of period	658	708	658	708
____________________________________________
Table may not add due to rounding.
The following table sets forth net sales by segment, for the periods indicated:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
	(in thousands)
Net sales:
The Children’s Place U.S.	$341,223	$372,319	$669,184	$771,978
The Children’s Place International	39,662	41,536	74,051	77,358
Total net sales	$380,885	$413,855	$743,235	$849,336
Second Quarter 2022 Compared to Second Quarter 2021
Net sales decreased $33.0 million or 8.0%, to $380.9 million during the Second Quarter 2022 from $413.9 million during the Second Quarter 2021, primarily due to the impact of a slowdown in consumer demand, resulting from the unprecedented inflation impacting our customer, an increase in promotional activity across the sector, lapping the impact of the enhanced child tax credit last July, and the impact of permanent store closures. Comparable retail sales decreased 8.7% for the quarter.
The Children’s Place U.S. net sales decreased $31.1 million or 8.4%, to $341.2 million in the Second Quarter 2022, compared to $372.3 million in the Second Quarter 2021. This decrease was primarily due to the impact of a slowdown in consumer demand, resulting from the unprecedented inflation impacting our customer, an increase in promotional activity across the sector, lapping the impact of the enhanced child tax credit last July, and the impact of permanent store closures.
The Children’s Place International net sales decreased $1.9 million or 4.5%, to $39.7 million in the Second Quarter 2022, compared to $41.5 million in the Second Quarter 2021. This decrease was primarily driven by the impact of unprecedented inflation on our customer and permanent store closures, partially offset by the favorable impact of stores that were temporarily closed in Canada during the Second Quarter 2021.
Total e-commerce sales, which include postage and handling, were 47.0% of net retail sales and 43.2% of net sales during the Second Quarter 2022, compared to 44.5% and 42.7%, respectively, during the Second Quarter 2021.
Gross profit decreased $52.4 million to $115.5 million in the Second Quarter 2022, compared to $167.9 million in the Second Quarter 2021. Gross margin deleveraged 1,025 basis points to 30.3% of net sales in the Second Quarter 2022. The Second Quarter 2022 results included a net credit of $0.6 million primarily related to the write-off of the lease liability and related right-of-use asset of a closed store. The Second Quarter 2021 results included incremental expenses related to the COVID-19 pandemic, including personal protective equipment and incentive pay for our associates of $0.2 million. Excluding the impact of these charges, gross margin deleveraged 1,046 basis points to 30.2% of net sales. The decrease was primarily the result of lower merchandise margins, due to unplanned AUR pressure resulting from an abrupt slowdown in consumer demand, coupled with an increase in promotional activity across the sector, higher domestic supply chain costs, increased penetration of our wholesale business, which operates at a lower gross margin, higher inbound transportation expenses, and the deleverage of fixed expenses resulting from the decline in net sales.

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
Selling, general, and administrative expenses decreased $0.9 million to $114.7 million during the Second Quarter 2022 from $115.6 million during the Second Quarter 2021. SG&A deleveraged 217 basis points to 30.1% of net sales in the Second Quarter 2022. The Second Quarter 2022 results included incremental operating expenses, including fleet optimization costs of $0.4 million, a provision for foreign settlement of $0.4 million, restructuring costs of $0.2 million, and professional and consulting fees of $0.1 million. The Second Quarter 2021 results included incremental operating expenses, primarily personal protective equipment for our associates, of $0.7 million, restructuring costs, primarily related to severance costs for corporate associates, of $0.5 million, and fleet optimization costs of $0.3 million. Excluding the impact of these incremental charges, SG&A deleveraged 223 basis points to 29.8% of net sales, primarily as a result of the deleverage of fixed expenses resulting from the decline in net sales and higher planned marketing spend.
Asset impairment charges were $1.4 million during the Second Quarter 2022, inclusive of ROU assets, primarily related to four stores. There were no asset impairment charges during the Second Quarter 2021.
Depreciation and amortization was $13.2 million during the Second Quarter 2022, compared to $14.4 million during the Second Quarter 2021. The decrease was primarily driven by reduced depreciation of capitalized software and the permanent closure of 50 stores during the past twelve months.
Operating income (loss) decreased $51.6 million to a loss of $13.8 million during the Second Quarter 2022 from income of $37.8 million during the Second Quarter 2021. Operating income (loss) deleveraged 1,278 basis points to (3.6%) of net sales in the Second Quarter 2022. The Second Quarter 2022 and Second Quarter 2021 results included incremental operating expenses of $2.1 million and $2.2 million, respectively, as described above. Excluding the impact of these incremental charges, operating income (loss) deleveraged 1,277 basis points to (3.1%) of net sales.
Interest expense, net was $2.6 million during the Second Quarter 2022, compared to $4.7 million during the Second Quarter 2021. The decrease was primarily driven by lower interest rates due to our refinancing in November 2021 and a lower Term Loan balance in the Second Quarter 2022.
Provision (benefit) for income taxes was a benefit of $3.1 million during the Second Quarter 2022, compared to a provision of $9.1 million during the Second Quarter 2021. Our effective tax rate was a benefit of 19.0% and a provision of 27.3% in the Second Quarter 2022 and the Second Quarter 2021, respectively. The decrease in our effective tax rate for the Second Quarter 2022 compared to the Second Quarter 2021 was primarily due to a favorable mix of income on forecasted earnings compared to the prior year and the impact of discrete items recognized in the Second Quarter 2022.
Net income (loss) decreased $37.4 million to a loss of $13.3 million, or $(1.01) per diluted share during the Second Quarter 2022, compared to income of $24.1 million, or $1.60 per diluted share during the Second Quarter 2021, due to the factors discussed above.
Year-To-Date 2022 Compared to Year-To-Date 2021
Net sales decreased $106.1 million or 12.5%, to $743.2 million during Year-To-Date 2022 from $849.3 million during Year-To-Date 2021, primarily due to lapping the COVID-19 stimulus relief program in 2021, the impact of a slowdown in consumer demand, resulting from the unprecedented inflation impacting our customer, an increase in promotional activity across the sector, and the impact of permanent store closures. Comparable retail sales decreased 12.8% during Year-To-Date 2022.
We believe that our e-commerce and brick-and-mortar retail store operations are highly interdependent, with both sharing common customers purchasing from a common pool of product inventory. Accordingly, we believe that consolidated omni-channel reporting presents the most meaningful and appropriate measure of our performance, including net sales.
The Children’s Place U.S. net sales decreased $102.8 million or 13.3%, to $669.2 million during Year-To-Date 2022, compared to $772.0 million during Year-To-Date 2021. This decrease was primarily due to the impact of a slowdown in consumer demand, resulting from the unprecedented inflation impacting our customer, an increase in promotional activity across the sector, lapping the impact of the enhanced child tax credit last July, and the impact of permanent store closures.
The Children’s Place International net sales decreased $3.3 million or 4.3%, to $74.1 million during Year-To-Date 2022, compared to $77.4 million during Year-To-Date 2021. This decrease was primarily driven by the impact of unprecedented inflation on our customer and permanent store closures, partially offset by the favorable impact of stores that were temporarily closed in Canada during Year-To-Date 2021.

Total e-commerce sales, which include postage and handling, were 45.8% of net retail sales and 42.6% of net sales during Year-To-Date 2022, compared to 44.5% and 42.6%, respectively, during Year-To-Date 2021.
Gross profit decreased $98.7 million to $257.4 million during Year-To-Date 2022, compared to $356.1 million during Year-To-Date 2021. Gross margin deleveraged 730 basis points to 34.6% of net sales during Year-To-Date 2022. The Year-To-Date 2022 results included a net credit of $0.6 million primarily related to the write-off of the lease liability and related right-of-use asset of a closed store. The Year-To-Date 2021 results included incremental expenses related to the COVID-19 pandemic, including personal protective equipment and incentive pay for our associates, of $1.2 million. Excluding the impact of these charges, gross margin deleveraged 752 basis points to 34.5% of net sales. The decrease was primarily the result of lower merchandise margins due to unplanned AUR pressure resulting from an abrupt slowdown in consumer demand, coupled with an increase in promotional activity across the sector, higher inbound transportation expenses, increased penetration of our wholesale business, which operates at a lower gross margin, and the deleverage of fixed expenses resulting from the decline in net sales.
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
Selling, general, and administrative expenses increased $1.3 million to $223.7 million during Year-To-Date 2022 from $222.4 million during Year-To-Date 2021. SG&A deleveraged 392 basis points to 30.1% of net sales during Year-To-Date 2022. The Year-To-Date 2022 results included incremental operating expenses, including fleet optimization costs of $0.8 million, professional and consulting fees of $0.6 million, a provision for foreign settlement of $0.4 million, and restructuring costs of $0.2 million. The Year-To-Date 2021 results included incremental operating expenses, including personal protective equipment and incentive pay for our associates, of approximately $1.2 million, restructuring costs, primarily related to severance costs for corporate and store associates, of approximately $1.1 million, fleet optimization costs of $1.0 million, and contract termination costs of $0.8 million. Excluding the impact of these incremental charges, SG&A deleveraged 414 basis points to 29.8% of net sales, primarily as a result of the deleverage of fixed expenses resulting from the decline in net sales as well as higher planned marketing spend.
Asset impairment charges were $1.4 million during Year-To-Date 2022, inclusive of ROU assets, primarily related to four stores. There were no asset impairment charges during Year-To-Date 2021.
Depreciation and amortization was $26.9 million during Year-To-Date 2022, compared to $30.0 million during Year-To-Date 2021. The decrease was primarily driven by reduced depreciation of capitalized software and the permanent closure of 50 stores during the past twelve months.
Operating income decreased $98.4 million to $5.4 million during the Year-To-Date 2022 from $103.8 million during the Year-To-Date 2021. Operating income deleveraged 1,149 basis points to 0.7% of net sales during Year-To-Date 2022. The Year-To-Date 2022 results included incremental operating expenses of $3.5 million, compared to $7.1 million during Year-To-Date 2021. Excluding the impact of these incremental charges, operating income deleveraged 1,185 basis points to 1.2%of net sales.
Interest expense, net was $4.3 million during Year-To-Date 2022, compared to $9.1 million during Year-To-Date 2021. The decrease was primarily driven by lower interest rates due to our refinancing in November 2021 and a lower Term Loan balance during Year-To-Date 2022.
Provision (benefit) for income taxes was a benefit of $5.4 million during Year-To-Date 2022 compared to a provision of $25.3 million during Year-To-Date 2021. Our effective tax rate was a benefit of 477.6% and a provision of 26.8% during Year-To-Date 2022 and Year-To-Date 2021, respectively. The effective income tax rate for Year-To-Date 2022 reflected the release of a reserve for unrecognized tax benefits as a result of a settlement with a taxing authority in the First Quarter 2022.
Net income (loss) decreased $62.8 million to $6.5 million, or $0.48 per diluted share during Year-To-Date 2022, compared to $69.3 million, or $4.61 per diluted share during Year-To-Date 2021, due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our working capital needs typically follow a seasonal pattern, peaking during the third fiscal quarter based on seasonal inventory purchases. However, our working capital needs were elevated in the Second Quarter 2022, in part due to the actions taken in an effort to mitigate the global supply chain disruptions. Our primary uses of cash are for working capital requirements, which are principally inventory purchases, the financing of capital projects, including investments in new systems, and for our capital return program (other than payment of dividends, which continue to be temporarily suspended due to the COVID-19 pandemic).
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
Our working capital deficit improved $18.5 million to a deficit of $44.6 million at July 30, 2022, compared to a deficit of $63.1 million at July 31, 2021, primarily reflecting operating results over the past twelve months, as well as a higher inventory balance, reflecting higher average unit costs, higher inbound transportation costs, amounts on hand to support growth initiatives and elevated in-transit times, partially offset by higher payables and amounts outstanding under our ABL Credit Facility. During Year-To-Date 2022, we used $62.9 million of cash to repurchase shares, inclusive of shares repurchased and surrendered to cover tax withholdings associated with the vesting of equity awards.
At July 30, 2022, we had $283.9 million of outstanding borrowings and $58.7 million available for borrowing under our ABL Credit Facility. In addition, at July 30, 2022, we had $7.4 million of outstanding letters of credit with an additional $42.6 million available for issuing letters of credit under our ABL Credit Facility.
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

The table below presents the components of our ABL Credit Facility and Previous ABL Credit Facility:

	July 30, 2022	January 29, 2022	July 31, 2021
	(in millions)
Credit facility maximum	$350.0	$350.0	$360.0
Borrowing base (1)	350.0	279.7	354.0

Outstanding borrowings	283.9	175.3	199.8
Letters of credit outstanding—standby	7.4	7.4	7.4
Utilization of credit facility at end of period	291.3	182.7	207.2

Availability (2)	$58.7	$97.0	$146.8

Interest rate at end of period	3.4%	1.6%	3.8%

	Year-To-Date 2022	Fiscal 2021	Year-To-Date 2021
Average end of day loan balance during the period	$268.2	$187.0	$213.5
Highest end of day loan balance during the period	$297.6	$269.7	$269.7
Average interest rate	2.4%	3.6%	3.9%
____________________________________________
(1)Lower of the credit facility maximum or the total borrowing base collateral.
(2)The sub-limit availability for the letters of credit was $42.6 million at July 30, 2022, January 29, 2022, and July 31, 2021.
The Term Loan bears interest, payable monthly, at (a) the LIBOR Rate plus 2.50% for any portion that is a LIBOR loan, or (b) the base rate plus 1.75% for any portion that is a base rate loan. The Term Loan is pre-payable at any time without penalty, and does not require amortization. For the Second Quarter 2022 and Year-To-Date 2022, we recognized $0.5 million and $0.8 million, respectively, in interest expense related to the Term Loan.
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
Both the ABL Credit Facility and the Term Loan contain customary events of default, which include (subject in certain cases to customary grace and cure periods), nonpayment of principal or interest, breach of covenants, failure to pay certain other indebtedness, and certain events of bankruptcy, insolvency or reorganization. As of July 30, 2022, unamortized deferred financing costs amounted to $2.6 million, of which $2.3 million related to our ABL Credit Facility.
Cash Flows and Capital Expenditures
Cash used in operating activities was $52.8 million during Year-To-Date 2022, compared to $3.3 million during Year-To-Date 2021. Cash used in operating activities during Year-To-Date 2022 was primarily the result of the timing of inventory receipts as a result of global supply chain disruptions, partially offset by earnings generated during the period, the receipt of a net income tax refund of $16.4 million, as well as other planned changes in working capital. Cash used in operating activities during Year-To-Date 2021 was primarily the result of the payment of certain suspended 2020 rents, net of abatements, as well as other planned changes in working capital, which brought our vendor payables in line with historical payment terms, partially offset by earnings generated during the period.
Cash used in investing activities was $19.1 million during Year-To-Date 2022, compared to $13.5 million during Year-To-Date 2021. This change was primarily driven by the timing of capital expenditures.
Cash provided by financing activities was $45.7 million during Year-To-Date 2022, compared to $16.2 million during Year-To-Date 2021. The increase primarily resulted from additional net borrowings under our asset-based revolving credit facility, partially offset by increased repurchases of our common stock during Year-To-Date 2022 compared to Year-To-Date 2021.

We anticipate total capital expenditures to approximate $45 million in Fiscal 2022, primarily related to digital and supply chain fulfillment initiatives, compared to $29.3 million in Fiscal 2021. Our ability to continue to meet our capital requirements in Fiscal 2022 depends on our cash on hand, our ability to generate cash flows from operations, and available borrowings under our ABL Credit Facility. Cash flows generated from operations depends on our ability to achieve our financial plans. We believe that our existing cash on hand, cash generated from operations, and funds available to us through our ABL Credit Facility will be sufficient to fund our capital and other cash requirements for the foreseeable future.
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
Interest Rates
Our ABL Credit Facility bears interest at a floating rate equal to the prime rate or LIBOR, plus a calculated spread based on our average excess availability under the facility. As of July 30, 2022, we had $283.9 million in borrowings under our ABL Credit Facility. A 10% change in the prime rate or LIBOR interest rates would not have had a material impact on our interest expense.
Our Term Loan bears interest, payable monthly, at (a) the LIBOR Rate plus 2.50% for any portion that is a LIBOR loan, or (b) the base rate plus 1.75% for any portion that is a base rate loan. As of July 30, 2022, the outstanding balance of the Term Loan was $50.0 million. A 10% change in the three month LIBOR Rate would not have had a material impact on our interest expense.
Assets and Liabilities of Foreign Subsidiaries
Assets and liabilities outside the United States are primarily located in Canada and Hong Kong, where our investments in our subsidiaries are considered long-term. As of July 30, 2022, net assets in Canada and Hong Kong amounted to $46.9 million. A 10% increase or decrease in the Canadian and Hong Kong foreign currency exchange rates would increase or decrease the corresponding net investment by $4.7 million. All changes in the net investments in our foreign subsidiaries are recorded in other comprehensive income.
As of July 30, 2022, we had $21.7 million of our cash and cash equivalents held in foreign subsidiaries, of which $11.3 million was in Hong Kong and $5.9 million was in Canada.
Foreign Operations
We have exchange rate exposure primarily with respect to certain revenues and expenses denominated in Canadian dollars. As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses. Assuming a 10% change in foreign currency exchange rates, the Second Quarter 2022 net sales would have decreased or increased by approximately $6.6 million, and total costs and expenses would have decreased or increased by approximately $8.1 million. Additionally, we have foreign currency denominated receivables and payables that, when settled, result in transaction gains or losses. A 10% change in foreign currency exchange rates would not result in a significant transaction gain or loss in earnings.
We import a vast majority of our merchandise from foreign countries, primarily Bangladesh, Ethiopia, Cambodia, Vietnam, India and China. Consequently, any significant or sudden change in the political, foreign trade, financial, banking, or currency policies and practices, or the occurrence of significant labor unrest in these countries, could have a material adverse impact on our business, financial position, results of operations, and cash flows.

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
Management, including our Chief Executive Officer and President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of July 30, 2022. Based on that evaluation, our Chief Executive Officer and President and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level, as of July 30, 2022, to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive, principal accounting, and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
The following table provides a month-by-month summary of our share repurchase activity during the Second Quarter 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs
5/1/22-5/28/22 (1)	331,246	$46.82	329,678	$203,160
5/29/22-7/2/22 (2)	151,952	46.60	151,952	196,079
7/3/22-7/30/22 (3)	387	42.12	387	196,063
Total	483,585	$46.75	482,017	$196,063
____________________________________________
(1)Includes 1,568 shares acquired as treasury stock as directed by participants in the deferred compensation plan and 12,884 shares withheld to cover taxes in conjunction with the vesting of stock awards.
(2)Includes 57,152 shares withheld to cover taxes in conjunction with the vesting of stock awards.
(3)Includes 387 shares withheld to cover taxes in conjunction with the vesting of stock awards.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHILDREN’S PLACE, INC.

Date:	August 26, 2022	By:	/S/ Jane T. Elfers
Jane T. Elfers
Chief Executive Officer and President
(Principal Executive Officer)

Date:	August 26, 2022	By:	/S/ Robert Helm
Robert Helm
Chief Financial Officer
(Principal Financial Officer)