Form 10-Q
period 2022-10-29
Childrens Place, Inc.
filed 2022-11-30
CIK 1041859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common Stock, par value $0.10 per share, outstanding at November 25, 2022: 12,227,788.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED OCTOBER 29, 2022

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 29, 2022	January 29, 2022	October 30, 2021
	(unaudited)		(unaudited)
	(in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$19,244	$54,787	$67,062
Accounts receivable	48,820	21,863	38,758
Inventories	548,719	428,813	441,817
Prepaid expenses and other current assets	48,012	76,075	59,628
Total current assets	664,795	581,538	607,265
Long-term assets:
Property and equipment, net	154,975	155,006	159,243
Right-of-use assets	160,041	194,653	209,430
Tradenames, net	71,091	71,692	71,892
Deferred income taxes	20,916	23,109	27,801
Other assets	12,799	11,462	12,735
Total assets	$1,084,617	$1,037,460	$1,088,366

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving loan	$265,000	$175,318	$174,384
Current portion of long-term debt	—	—	28,270
Accounts payable	221,432	183,758	173,055
Current portion of operating lease liabilities	77,070	91,097	94,122
Income taxes payable	506	10,984	10,701
Accrued expenses and other current liabilities	119,660	130,669	143,866
Total current liabilities	683,668	591,826	624,398
Long-term liabilities:
Long-term debt	49,735	49,685	48,892
Long-term portion of operating lease liabilities	104,073	134,761	154,325
Income taxes payable	18,925	14,939	14,939
Other tax liabilities	2,347	8,689	6,285
Other long-term liabilities	13,693	12,088	17,279
Total liabilities	872,441	811,988	866,118
Commitments and contingencies (see Note 7)
Stockholders' equity:
Preferred stock, $1.00 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—	—
Common stock, $0.10 par value, 100,000 shares authorized; 12,662, 13,964, and 14,468 issued; 12,597, 13,903, and 14,408 outstanding	1,266	1,396	1,447
Additional paid-in capital	148,546	160,348	164,010
Treasury stock, at cost (65, 61, and 60 shares)	(3,661)	(3,443)	(3,373)
Deferred compensation	3,661	3,443	3,373
Accumulated other comprehensive loss	(17,011)	(14,186)	(12,962)
Retained earnings	79,375	77,914	69,753
Total stockholders’ equity	212,176	225,472	222,248
Total liabilities and stockholders’ equity	$1,084,617	$1,037,460	$1,088,366

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
	(in thousands, except earnings per common share)
Net sales	$509,120	$558,225	$1,252,355	$1,407,561
Cost of sales (exclusive of depreciation and amortization)	332,189	313,394	817,915	806,663
Gross profit	176,931	244,831	434,440	600,898
Selling, general, and administrative expenses	106,631	115,563	330,480	337,921
Depreciation and amortization	12,463	14,204	39,320	44,157
Asset impairment charges	—	1,254	1,379	1,254
Operating income	57,837	113,810	63,261	217,566
Interest expense	(3,810)	(3,963)	(8,123)	(13,077)
Interest income	24	4	43	11
Income before provision for income taxes	54,051	109,851	55,181	204,500
Provision for income taxes	11,196	30,983	5,794	56,332
Net income	$42,855	$78,868	$49,387	$148,168

Earnings per common share
Basic	$3.28	$5.38	$3.72	$10.08
Diluted	$3.26	$5.30	$3.68	$9.89

Weighted average common shares outstanding
Basic	13,064	14,668	13,277	14,706
Diluted	13,162	14,873	13,409	14,979

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
	(in thousands)
Net income	$42,855	$78,868	$49,387	$148,168
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,397)	323	(2,825)	854
Total comprehensive income	$40,458	$79,191	$46,562	$149,022

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

Thirteen Weeks Ended October 29, 2022
						Accumulated
			Additional			Other			Total
	Common Stock		Paid-In	Deferred	Retained	Comprehensive	Treasury Stock		Stockholders’
(in thousands)	Shares	Amount	Capital	Compensation	Earnings	Loss	Shares	Amount	Equity
Balance, July 30, 2022	13,087	$1,309	$151,954	$3,587	$45,532	$(14,614)	(64)	$(3,587)	$184,181
Vesting of stock awards	9	1	(1)						—
Stock-based compensation expense			5,221						5,221
Purchase and retirement of common stock	(434)	(44)	(8,628)		(9,012)				(17,684)
Other comprehensive loss						(2,397)			(2,397)
Deferral of common stock into deferred compensation plan				74			(1)	(74)	—
Net income					42,855				42,855
Balance, October 29, 2022	12,662	$1,266	$148,546	$3,661	$79,375	$(17,011)	(65)	$(3,661)	$212,176

Thirty-nine Weeks Ended October 29, 2022
						Accumulated
			Additional			Other			Total
	Common Stock		Paid-In	Deferred	Retained	Comprehensive	Treasury Stock		Stockholders’
(in thousands)	Shares	Amount	Capital	Compensation	Earnings	Loss	Shares	Amount	Equity
Balance, January 29, 2022	13,964	$1,396	$160,348	$3,443	$77,914	$(14,186)	(61)	$(3,443)	$225,472
Vesting of stock awards	279	28	(28)						—
Stock-based compensation expense			19,055						19,055
Purchase and retirement of common stock	(1,581)	(158)	(30,829)		(47,926)				(78,913)
Other comprehensive loss						(2,825)			(2,825)
Deferral of common stock into deferred compensation plan				218			(4)	(218)	—
Net income					49,387				49,387
Balance, October 29, 2022	12,662	$1,266	$148,546	$3,661	$79,375	$(17,011)	(65)	$(3,661)	$212,176

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
(Unaudited)

Thirteen Weeks Ended October 30, 2021
						Accumulated
			Additional			Other			Total
	Common Stock		Paid-In	Deferred	Retained	Comprehensive	Treasury Stock		Stockholders’
(in thousands)	Shares	Amount	Capital	Compensation	Earnings	Loss	Shares	Amount	Equity
Balance, July 31, 2021	14,831	$1,483	$164,290	$3,304	$15,697	$(13,285)	(59)	$(3,304)	$168,185
Vesting of stock awards	9	1	(1)						—
Stock-based compensation expense			6,594						6,594
Purchase and retirement of common stock	(372)	(37)	(6,873)		(24,812)				(31,722)
Other comprehensive income						323			323
Deferral of common stock into deferred compensation plan				69			(1)	(69)	—
Net income					78,868				78,868
Balance, October 30, 2021	14,468	$1,447	$164,010	$3,373	$69,753	$(12,962)	(60)	$(3,373)	$222,248

Thirty-nine Weeks Ended October 30, 2021
						Accumulated
			Additional		Retained	Other			Total
	Common Stock		Paid-In	Deferred	Earnings	Comprehensive	Treasury Stock		Stockholders’
(in thousands)	Shares	Amount	Capital	Compensation	(Deficit)	Loss	Shares	Amount	Equity
Balance, January 30, 2021	14,641	$1,464	$148,519	$3,165	$(42,790)	$(13,816)	(57)	$(3,165)	$93,377
Vesting of stock awards	345	35	(35)						—
Stock-based compensation expense			25,036						25,036
Purchase and retirement of common stock	(518)	(52)	(9,510)		(35,625)				(45,187)
Other comprehensive income						854			854
Deferral of common stock into deferred compensation plan				208			(3)	(208)	—
Net income					148,168				148,168
Balance, October 30, 2021	14,468	$1,447	$164,010	$3,373	$69,753	$(12,962)	(60)	$(3,373)	$222,248

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirty-nine Weeks Ended
	October 29, 2022	October 30, 2021
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49,387	$148,168
Reconciliation of net income to net cash provided by (used in) operating activities:
Non-cash portion of operating lease expense	65,046	76,418
Depreciation and amortization	39,320	44,157
Non-cash stock-based compensation expense	19,055	25,036
Deferred income tax provision	2,186	17,974
Asset impairment charges	1,379	1,254
Other non-cash items, net	58	1,101
Changes in operating assets and liabilities:
Inventories	(123,012)	(55,183)
Accounts receivable and other assets	(28,427)	(2,121)
Prepaid expenses and other current assets	1,680	(4,995)
Income taxes payable, net of prepayments	18,896	6,437
Accounts payable and other current liabilities	11,764	(47,980)
Lease liabilities	(75,767)	(142,574)
Other long-term liabilities	1,470	(244)
Net cash provided by (used in) operating activities	(16,965)	67,448
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(31,193)	(22,000)
Change in deferred compensation plan	(421)	48
Net cash used in investing activities	(31,614)	(21,952)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	555,383	557,034
Repayments under revolving credit facility	(465,701)	(552,429)
Repayment of term loan	—	(1,000)
Purchase and retirement of common stock, including shares surrendered for tax withholdings and transaction costs	(75,672)	(45,187)
Payment of debt issuance costs	—	(366)
Net cash provided by (used in) financing activities	14,010	(41,948)
Effect of exchange rate changes on cash and cash equivalents	(974)	(34)
Net increase (decrease) in cash and cash equivalents	(35,543)	3,514
Cash and cash equivalents, beginning of period	54,787	63,548
Cash and cash equivalents, end of period	$19,244	$67,062

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Thirty-nine Weeks Ended
	October 29, 2022	October 30, 2021
	(in thousands)
OTHER CASH FLOW INFORMATION:
Net cash paid (received) for income taxes	$(15,680)	$31,718
Cash paid for interest	7,545	11,870
Increase (decrease) in accrued capital expenditures	7,795	(135)

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.BASIS OF PRESENTATION
Description of Business
The Children’s Place, Inc. and subsidiaries (collectively, the “Company”) is the largest pure-play children’s specialty apparel retailer in North America. The Company provides apparel, footwear, accessories, and other items for children and ‘tweens.’ The Company designs, contracts to manufacture, sells at retail and wholesale, and licenses to sell trend right, high-quality merchandise predominantly at value prices, primarily under the Company’s proprietary “The Children’s Place”, “Place”, “Baby Place”, “Gymboree”, “Sugar & Jade”, and “PJ Place” brand names.
The Company classifies its business into two segments: The Children’s Place U.S. and The Children’s Place International. Included in The Children’s Place U.S. segment are the Company’s U.S. and Puerto Rico-based stores and revenue from its U.S.-based wholesale business. Included in The Children’s Place International segment are its Canadian-based stores, revenue from the Company’s Canadian-based wholesale business, as well as revenue from international franchisees. Each segment includes an e-commerce business located at www.childrensplace.com, www.gymboree.com, www.sugarandjade.com, and www.pjplace.com.
Terms that are commonly used in the notes to the Company’s consolidated financial statements are defined as follows:
•Third Quarter 2022 — The thirteen weeks ended October 29, 2022
•Third Quarter 2021 — The thirteen weeks ended October 30, 2021
•First Quarter 2022 — The thirteen weeks ended April 30, 2022
•Year-To-Date 2022 — The thirty-nine weeks ended October 29, 2022
•Year-To-Date 2021 — The thirty-nine weeks ended October 30, 2021
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
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated. As of October 29, 2022, January 29, 2022, and October 30, 2021, the Company did not have any investments in unconsolidated affiliates. FASB ASC 810—Consolidation is considered when determining whether an entity is subject to consolidation.
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of October 29, 2022 and October 30, 2021, the results of its consolidated operations, consolidated comprehensive income, and consolidated changes in stockholders’ equity for the thirteen and thirty-nine weeks ended October 29, 2022 and October 30, 2021, and consolidated cash flows for the thirty-nine weeks ended October 29, 2022 and October 30, 2021. The consolidated balance sheet as of January 29, 2022 was derived from audited financial statements. Due to the seasonal nature of the Company’s business, the results of operations for the thirteen and thirty-nine weeks ended October 29, 2022 and October 30, 2021 are not necessarily indicative of operating results for a full fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2022.

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
The following table presents the Company’s revenues disaggregated by geography:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
	(in thousands)
Net sales:
South	$183,536	$194,081	$466,276	$524,449
Northeast	108,404	129,308	255,913	309,284
West	61,101	80,103	163,644	202,180
Midwest	62,337	71,482	145,168	180,375
International and other (1)	93,742	83,251	221,354	191,273
Total net sales	$509,120	$558,225	$1,252,355	$1,407,561
____________________________________________
(1)Includes retail and e-commerce sales in Canada and Puerto Rico, wholesale and franchisee sales, and certain amounts earned under the Company’s private label credit card program.
The Company recognizes revenue, including shipping and handling fees billed to customers, upon purchase at the Company’s retail stores or when received by the customer if the product was purchased via e-commerce, net of coupon redemptions and anticipated sales returns. The Company deferred sales of $8.9 million, $3.6 million, and $8.8 million within Accrued expenses and other current liabilities as of October 29, 2022, January 29, 2022, and October 30, 2021, respectively, based upon estimated time of delivery, at which point control passes to the customer. Sales tax collected from customers is excluded from revenue.
For the sale of goods with a right of return, the Company recognizes revenue for the consideration it expects to be entitled to and calculates an allowance for estimated sales returns based upon the Company’s sales return experience. Adjustments to the allowance for estimated sales returns in subsequent periods have not been material based on historical data, thereby reducing the uncertainty inherent in such estimates. The allowance for estimated sales returns, which is recorded in Accrued expenses and other current liabilities, was $2.2 million, $1.0 million, and $2.9 million as of October 29, 2022, January 29, 2022, and October 30, 2021, respectively.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The Company’s private label credit card is issued to customers for use exclusively at The Children’s Place stores and online at www.childrensplace.com, www.gymboree.com, www.sugarandjade.com, and www.pjplace.com, and credit is extended to such customers by a third-party financial institution on a non-recourse basis to the Company. The private label credit card includes multiple performance obligations for the Company, including marketing and promoting the program on behalf of the bank and the operation of the loyalty rewards program. Included in the agreement with the third-party financial institution was an upfront bonus paid to the Company. The upfront bonus is recognized as revenue and allocated between brand and reward obligations. As the license of the Company’s brand is the predominant item in the performance obligation, the amount allocated to the brand obligation is recognized on a straight-line basis over the initial term. The amount allocated to the reward obligation is recognized on a point-in-time basis as redemptions under the loyalty program occur.
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
The Company has a points-based customer loyalty program in which customers earn points based on purchases and other promotional activities. These points can be redeemed for coupons to discount future purchases. A contract liability is estimated based on the standalone selling price of benefits earned by customers through the program and the related redemption experience under the program. The value of each point earned is recorded as deferred revenue and is included within Accrued expenses and other current liabilities. The total contract liabilities related to this program were $2.0 million, $5.0 million, and $6.0 million as of October 29, 2022, January 29, 2022, and October 30, 2021, respectively.
The Company’s policy with respect to gift cards is to record revenue as and when the gift cards are redeemed for merchandise. The Company recognizes gift card breakage income in proportion to the pattern of rights exercised by the customer when the Company expects to be entitled to breakage and the Company determines that it does not have a legal obligation to remit the value of the unredeemed gift card to the relevant jurisdiction as unclaimed or abandoned property. Gift card breakage is recorded within Net sales. Prior to their redemption, gift cards are recorded as a liability within Accrued expenses and other current liabilities. The liability is estimated based on expected breakage that considers historical patterns of redemption. The gift card liability balance as of October 29, 2022, January 29, 2022, and October 30, 2021 was $11.2 million, $12.1 million, and $12.4 million, respectively. During Year-To-Date 2022, the Company recognized Net sales of $4.5 million related to the gift card liability balance that existed at January 29, 2022.
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

3. INTANGIBLE ASSETS
The Company’s intangible assets were as follows:

		October 29, 2022
	Useful Life	Gross Amount	Accumulated Amortization	Net Amount
		(in thousands)
Gymboree tradename (1)	Indefinite	$69,953	$—	$69,953
Crazy 8 tradename (1)	5 years	4,000	(2,862)	1,138
Customer databases (2)	3 years	3,000	(3,000)	—
Total intangibles		$76,953	$(5,862)	$71,091

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

		January 29, 2022
	Useful Life	Gross Amount	Accumulated Amortization	Net Amount
		(in thousands)
Gymboree tradename (1)	Indefinite	$69,953	$—	$69,953
Crazy 8 tradename (1)	5 years	4,000	(2,261)	1,739
Customer databases (2)	3 years	3,000	(2,827)	173
Total intangibles		$76,953	$(5,088)	$71,865

		October 30, 2021
	Useful Life	Gross Amount	Accumulated Amortization	Net Amount
		(in thousands)
Gymboree tradename (1)	Indefinite	$69,953	$—	$69,953
Crazy 8 tradename (1)	5 years	4,000	(2,061)	1,939
Customer databases (2)	3 years	3,000	(2,578)	422
Total intangibles		$76,953	$(4,639)	$72,314
____________________________________________
(1)Included within Tradenames, net on the Consolidated Balance Sheets.
(2)Included within Other assets on the Consolidated Balance Sheets.

4. PROPERTY AND EQUIPMENT, NET
Property and equipment consisted of the following:

	October 29, 2022	January 29, 2022	October 30, 2021
	(in thousands)
Property and equipment:
Land and land improvements	$3,403	$3,403	$3,403
Building and improvements	36,187	36,045	36,045
Material handling equipment	69,897	64,989	61,717
Leasehold improvements	196,189	197,436	211,420
Store fixtures and equipment	205,406	212,613	221,104
Capitalized software	336,557	320,716	316,440
Construction in progress	24,676	8,170	8,822
	872,315	843,372	858,951
Less accumulated depreciation and amortization	(717,340)	(688,366)	(699,708)
Property and equipment, net	$154,975	$155,006	$159,243
At October 29, 2022, January 29, 2022, and October 30, 2021, the Company reviewed its store related long-lived assets for indicators of impairment, and performed a recoverability test if indicators were identified. Based on the results of the analyses performed, no impairment charge was recorded in the Third Quarter 2022. The Company recorded asset impairment charges during Year-To-Date 2022 of $1.4 million, inclusive of right-of-use (“ROU”) assets. The Company recorded asset impairment charges of $1.3 million, inclusive of ROU assets, in the Third Quarter 2021 and Year-To-Date 2021.

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
The following components of operating lease expense were recognized in the Company’s Consolidated Statements of Operations:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
	(in thousands)
Fixed operating lease cost	$26,437	$28,378	$73,477	$78,408
Variable operating lease cost (1)	12,477	15,459	40,168	29,680
Total operating lease cost	$38,914	$43,837	$113,645	$108,088
____________________________________________
(1)Includes short term leases with lease periods of less than 12 months as well as lease abatements accounted for as reductions to variable lease costs under the COVID-19 expedient of $0.1 million and $0.7 million during the Third Quarter 2022 and Third Quarter 2021, respectively, and $1.0 million and $11.0 million during Year-To-Date 2022 and Year-To-Date 2021, respectively.
As of October 29, 2022, the weighted-average remaining operating lease term was 3.9 years, and the weighted-average discount rate for operating leases was 5.0%. Cash paid for amounts included in the measurement of operating lease liabilities during Year-To-Date 2022 was $75.8 million. ROU assets obtained in exchange for new operating lease liabilities were $38.8 million during Year-To-Date 2022.
As of October 29, 2022, the maturities of operating lease liabilities were as follows:

October 29, 2022
(in thousands)
Remainder of 2022	$29,891
2023	71,349
2024	33,130
2025	18,374
2026	15,188
Thereafter	30,621
Total operating lease payments	198,553
Less: imputed interest	(17,410)
Present value of operating lease liabilities	$181,143
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

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
ABL Credit Facility and Term Loan
The Company and certain of its subsidiaries maintain the $350.0 million ABL Credit Facility and the $50.0 million Term Loan with Wells Fargo, Truist Bank, Bank of America, N.A., HSBC Business Credit (USA) Inc., and JPMorgan Chase Bank, N.A., as lenders (collectively, the “Lenders”) and Wells Fargo, as Administrative Agent, Collateral Agent, Swing Line Lender and Term Agent. Both the ABL Credit Facility and the Term Loan mature in November 2026, and both of these debt facilities have lower interest rates, reduced reporting requirements, and increased flexibility under the covenants compared to the Previous ABL Credit Facility and Previous Term Loan.
The ABL Credit Facility includes a $25.0 million Canadian sublimit and a $50.0 million sublimit for standby and documentary letters of credit.
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
The table below presents the components of the Company’s ABL Credit Facility and Previous ABL Credit Facility:

	October 29, 2022	January 29, 2022	October 30, 2021
	(in millions)
Credit facility maximum	$350.0	$350.0	$360.0
Borrowing base (1)	350.0	279.7	360.0

Outstanding borrowings	265.0	175.3	174.4
Letters of credit outstanding—standby	7.4	7.4	7.4
Utilization of credit facility at end of period	272.4	182.7	181.8

Availability (2)	$77.6	$97.0	$178.2

Interest rate at end of period	4.8%	1.6%	3.8%

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Year-To-Date 2022	Fiscal 2021	Year-To-Date 2021
	(in millions)
Average end of day loan balance during the period	$273.1	$187.0	$195.0
Highest end of day loan balance during the period	$297.6	$269.7	$269.7

Average interest rate	3.0%	3.6%	3.8%
____________________________________________
(1)Lower of the credit facility maximum or the total borrowing base collateral.
(2)The sub-limit availability for letters of credit was $42.6 million at October 29, 2022, January 29, 2022, and October 30, 2021.
The Term Loan bears interest, payable monthly, at (a) the LIBOR Rate plus 2.50% for any portion that is a LIBOR loan, or (b) the base rate plus 1.75% for any portion that is a base rate loan. The Term Loan is pre-payable at any time without penalty, and does not require amortization. For the Third Quarter 2022 and Year-To-Date 2022, the Company recognized $0.6 million and $1.5 million, respectively, in interest expense related to the Term Loan.
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

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
8. STOCKHOLDERS’ EQUITY
Share Repurchase Programs
In March 2018, the Board of Directors authorized a $250.0 million share repurchase program (the “2018 Share Repurchase Program”). In November 2021, the Board of Directors approved another $250.0 million share repurchase program (the “2021 Share Repurchase Program”), which added to the then remaining availability under the 2018 Share Repurchase Program. Under these programs, the Company may repurchase shares on the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under a program will depend on a variety of factors, including price, corporate and regulatory requirements, and other market and business conditions. The Company may suspend or discontinue the programs at any time and may thereafter reinstitute purchases, all without prior announcement. As of October 29, 2022, there was $178.4 million remaining under the 2021 Share Repurchase Program. From March 2020 through July 2021, the Company suspended share repurchases, other than to satisfy withholding tax requirements of equity award recipients, due to the COVID-19 pandemic.
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
The following table summarizes the Company’s share repurchases:

	Thirty-nine Weeks Ended
	October 29, 2022		October 30, 2021
	Shares	Amount	Shares	Amount
	(in thousands)
Share repurchases related to:
Share repurchase program	1,581	$78,913	518	$45,187
Shares acquired and held in treasury	4	$218	3	$208
In accordance with the FASB ASC 505—Equity, the par value of the shares retired is charged against Common stock and the remaining purchase price is allocated between Additional paid-in capital and Retained earnings. The portion charged against Additional paid-in capital is determined using a pro-rata allocation based on total shares outstanding. For all shares retired during Year-To-Date 2022 and Year-To-Date 2021, $47.9 million and $35.6 million was charged to Retained earnings, respectively.
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
The following table summarizes the Company’s stock-based compensation expense:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
	(in thousands)
Deferred Awards	$1,885	$2,956	$7,481	$9,722
Performance Awards	3,336	3,638	11,574	15,314
Total stock-based compensation expense (1)	$5,221	$6,594	$19,055	$25,036
____________________________________________
(1)Stock-based compensation expense recorded within Cost of sales (exclusive of depreciation and amortization) amounted to $0.3 million and $0.8 million in the Third Quarter 2022 and Third Quarter 2021, respectively, and $1.2 million and $2.5 million in Year-To-Date 2022 and Year-To-Date 2021, respectively. All other stock-based compensation expense is included in Selling, general, and administrative expenses.

10. EARNINGS PER COMMON SHARE
The following table reconciles net income and share amounts utilized to calculate basic and diluted earnings per common share:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
	(in thousands)
Net income	$42,855	$78,868	$49,387	$148,168

Basic weighted average common shares outstanding	13,064	14,668	13,277	14,706
Dilutive effect of stock awards	98	205	132	273
Diluted weighted average common shares outstanding	13,162	14,873	13,409	14,979

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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act allows net operating losses (“NOLs”) incurred in taxable years 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to offset 100% of taxable income and to generate a refund of previously paid income taxes. Pursuant to the CARES Act, the Company carried back the taxable year 2020 tax loss of approximately $150.0 million to prior years. During the First Quarter 2022, the Company received $22.0 million of the related income tax refund and the remaining balance of $19.1 million as of October 29, 2022, is included within Prepaid expenses and other current assets on the Consolidated Balance Sheets.
The Company’s effective income tax rate was a provision of 20.7%, or $11.2 million for the Third Quarter 2022, compared to 28.2%, or $31.0 million, for the Third Quarter 2021 and a provision of 10.5%, or $5.8 million for Year-To-Date

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
2022, compared to 27.5%, or $56.3 million, for Year-To-Date 2021. The decrease in the effective income tax rate for the Third Quarter 2022, compared to the Third Quarter 2021 and Year-To-Date 2022, compared to Year-To-Date 2021 reflected a decrease in the forecasted effective income tax rate resulting from a favorable mix of income on forecasted earnings compared to the prior year. The effective income tax rate for Year-To-Date 2022 also reflected the release of a reserve of $6.4 million for unrecognized tax benefits as a result of a settlement with a taxing authority in the First Quarter 2022.
The Company accrues interest and penalties related to unrecognized tax benefits as part of the provision for income taxes. The amount of unrecognized tax benefits was $2.3 million, $8.7 million, and $8.0 million as of October 29, 2022, January 29, 2022, and October 30, 2021, respectively, and is included within long-term liabilities. Additional interest expense recognized during Year-To-Date 2022 and Year-To-Date 2021 related to unrecognized tax benefits was not significant.
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

12. SEGMENT INFORMATION
In accordance with FASB ASC 280—Segment Reporting, the Company reports segment data based on geography: The Children’s Place U.S. and The Children’s Place International. Each segment includes an e-commerce business located at www.childrensplace.com, www.gymboree.com, www.sugarandjade.com, and www.pjplace.com. Included in The Children’s Place U.S. segment are the Company’s U.S. and Puerto Rico-based stores and revenue from the Company’s U.S.-based wholesale business. Included in The Children’s Place International segment are the Company’s Canadian-based stores, revenue from the Company’s Canadian-based wholesale business, and revenue from international franchisees. The Company measures its segment profitability based on operating income, defined as income before interest and taxes. Net sales and direct costs are recorded by each segment. Certain inventory procurement functions, such as production and design, as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services, are managed by The Children’s Place U.S. segment. Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales. The assets related to these functions are not allocated. The Company periodically reviews these allocations and adjusts them based upon changes in business circumstances. Net sales to external customers are derived from merchandise sales, and the Company has no customers that individually account for more than 10% of its net sales. As of October 29, 2022, The Children’s Place U.S. had 577 stores and The Children’s Place International had 81 stores. As of October 30, 2021, The Children’s Place U.S. had 611 stores and The Children’s Place International had 92 stores.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following tables provide segment level financial information:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
	(in thousands)
Net sales:
The Children’s Place U.S.	$457,508	$498,836	$1,126,692	$1,269,196
The Children’s Place International (1)	51,612	59,389	125,663	138,365
Total net sales	$509,120	$558,225	$1,252,355	$1,407,561
Operating income:
The Children’s Place U.S.	$51,460	$100,456	$54,385	$196,262
The Children’s Place International	6,377	13,354	8,876	21,304
Total operating income	$57,837	$113,810	$63,261	$217,566
Operating income as a percentage of net sales:
The Children’s Place U.S.	11.2%	20.1%	4.8%	15.5%
The Children’s Place International	12.4%	22.5%	7.1%	15.4%
Total operating income as a percentage of net sales	11.4%	20.4%	5.1%	15.5%
Depreciation and amortization:
The Children’s Place U.S.	$11,592	$13,153	$36,441	$40,767
The Children’s Place International	871	1,051	2,879	3,390
Total depreciation and amortization	$12,463	$14,204	$39,320	$44,157
Capital expenditures:
The Children’s Place U.S.	$12,342	$8,432	$30,311	$21,304
The Children’s Place International	86	72	882	696
Total capital expenditures	$12,428	$8,504	$31,193	$22,000
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
Terms that are commonly used in our Management’s Discussion and Analysis of Financial Condition and Results of Operations are defined as follows:
•Third Quarter 2022 — The thirteen weeks ended October 29, 2022
•Third Quarter 2021 — The thirteen weeks ended October 30, 2021
•First Quarter 2022 — The thirteen weeks ended April 30, 2022
•Year-To-Date 2022 — The thirty-nine weeks ended October 29, 2022
•Year-To-Date 2021 — The thirty-nine weeks ended October 30, 2021
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

OVERVIEW
Our Business
We are the largest pure-play children’s specialty apparel retailer in North America. We design, contract to manufacture, sell at retail and wholesale, and license to sell, trend right, high quality merchandise predominantly at value prices, primarily under our proprietary “The Children’s Place”, “Place”, “Baby Place”, “Gymboree”, “Sugar & Jade”, and “PJ Place” brand names. As of October 29, 2022, we had 658 stores across North America, our e-commerce business at www.childrensplace.com, www.gymboree.com, www.sugarandjade.com, and www.pjplace.com, and had 213 international points of distribution with our five franchise partners in 16 countries, and in October 2022, we launched the PJ Place e-commerce website at www.pjplace.com.
Segment Reporting
In accordance with FASB ASC 280—Segment Reporting, we report segment data based on geography: The Children’s Place U.S. and The Children’s Place International. Each segment includes an e-commerce business located at www.childrensplace.com, www.gymboree.com, www.sugarandjade.com, and www.pjplace.com. Included in The Children’s Place U.S. segment are our U.S. and Puerto Rico-based stores and revenue from our U.S.-based wholesale business. Included in The Children’s Place International segment are our Canadian-based stores, revenue from our Canadian-based wholesale business, as well as revenue from international franchisees. We measure our segment profitability based on operating income, defined as income before interest and taxes. Net sales and direct costs are recorded by each segment. Certain inventory procurement functions such as production and design, as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services, are managed by The Children’s Place U.S. segment. Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales. The assets related to these functions are not allocated. We periodically review these allocations and adjust them based upon changes in business circumstances. Net sales to external customers are derived from merchandise sales, and we have no customers that individually account for more than 10% of our net sales.
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
As of the Third Quarter 2022, the progress achieved nationwide in addressing the effects of the pandemic has allowed businesses and shopping malls to reopen and resume operations. Our distribution centers remained open and operating during the pandemic to support our retail stores and e-commerce business, and as of October 29, 2022, all of our stores are open to the public in the U.S., Canada, and Puerto Rico. Our U.S. office and certain of our foreign offices are also open in a hybrid work environment, while we continue to monitor the developments of the pandemic for our other foreign offices. We will continue to assess the pandemic’s impact on our operations and financial situation, and will seek to implement all necessary measures as needed.

Recent Developments
Recent macroeconomic events have increased the cost of goods and services necessary to produce and distribute our products, including cotton and other materials used in production, as well as labor, transportation, fuel and energy. The same inflationary pressures have adversely affected our core customer, resulting in a decrease in apparel purchases during the Third Quarter 2022. We expect these increased product input costs, transportation costs and inflationary pressures to continue to impact the remainder of 2022 and into 2023.
Operating Highlights
Net sales decreased $49.1 million, or 8.8%, to $509.1 million during the Third Quarter 2022 from $558.2 million during the Third Quarter 2021, primarily due to the impact of permanent store closures, a slowdown in consumer demand resulting from the unprecedented inflation impacting our customer, and lapping the impact of the enhanced child tax credit and a record Back to School season last August. Comparable retail sales decreased 10.0% for the Third Quarter 2022.
Gross profit decreased $67.9 million to $176.9 million during the Third Quarter 2022 from $244.8 million during the Third Quarter 2021. Gross margin deleveraged 910 basis points to 34.8% of net sales in the Third Quarter 2022. The decrease was primarily the result of higher supply chain costs, including inbound freight, outbound freight, and distribution costs, and the deleverage of fixed expenses resulting from the decline in net sales.
Operating income decreased $56.0 million to $57.8 million during the Third Quarter 2022 from $113.8 million during the Third Quarter 2021. Operating margin deleveraged 900 basis points to 11.4% of net sales.
Net income decreased $36.0 million to $42.9 million, or $3.26 per diluted share, during the Third Quarter 2022, compared to $78.9 million, or $5.30 per diluted share, during the Third Quarter 2021.
During the Third Quarter 2022, we repurchased approximately 0.4 million shares of our common stock for $17.8 million, consisting of shares surrendered to cover tax withholdings associated with the vesting of equity awards and shares acquired in the open market. As of October 29, 2022, there was $178.4 million remaining under our share repurchase program.
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
We continue to evaluate our store fleet through our fleet optimization initiative. We have closed 541 stores since the announcement of our fleet optimization initiative in 2013. We are planning to close a total of approximately 40 to 50 stores this year. With over 75% of our store fleet coming up for lease action in the next 24 months, we continue to maintain meaningful financial flexibility in our lease portfolio.
We have subsidiaries whose operating results are based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars. The table below summarizes the average translation rates that most significantly impact our operating results:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Average Translation Rates (1)
Canadian dollar	0.7525	0.7956	0.7731	0.8015
Hong Kong dollar	0.1274	0.1285	0.1276	0.1287
Chinese renminbi	0.1432	0.1550	0.1497	0.1547
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
The following table sets forth, for the periods indicated, selected Statement of Operations data expressed as a percentage of net sales. We primarily evaluate the results of our operations as a percentage of net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of net sales (i.e., “basis points”). For example, SG&A increased 20 basis points to 20.9% of net sales during the Third Quarter 2022 from 20.7% during the Third Quarter 2021. Accordingly, to the extent that our sales have increased at a faster rate than our costs (i.e., “leveraging”), the more efficiently we have utilized the investments we have made in our business. Conversely, if our sales decrease or if our costs grow at a faster pace than our sales (i.e., “de-leveraging”), we have less efficiently utilized the investments we have made in our business.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization)	65.2	56.1	65.3	57.3
Gross profit	34.8	43.9	34.7	42.7
Selling, general, and administrative expenses	20.9	20.7	26.4	24.0
Depreciation and amortization	2.4	2.5	3.1	3.1
Asset impairment charges	—	0.2	0.1	0.1
Operating income	11.4	20.4	5.1	15.5
Income before provision for income taxes	10.6	19.7	4.4	14.5
Provision for income taxes	2.2	5.6	0.5	4.0
Net income	8.4%	14.1%	3.9%	10.5%
Number of Company stores, end of period	658	703	658	703
____________________________________________
Table may not add due to rounding.

The following table sets forth net sales by segment, for the periods indicated:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
	(in thousands)
Net sales:
The Children’s Place U.S.	$457,508	$498,836	$1,126,692	$1,269,196
The Children’s Place International	51,612	59,389	125,663	138,365
Total net sales	$509,120	$558,225	$1,252,355	$1,407,561
Third Quarter 2022 Compared to Third Quarter 2021
Net sales decreased $49.1 million or 8.8%, to $509.1 million during the Third Quarter 2022 from $558.2 million during the Third Quarter 2021, primarily due to the impact of permanent store closures, a slowdown in consumer demand resulting from the unprecedented inflation impacting our customer, and lapping the impact of the enhanced child tax credit and a record Back to School season last August. Comparable retail sales decreased 10.0% for the Third Quarter 2022.
The Children’s Place U.S. net sales decreased $41.3 million or 8.3%, to $457.5 million in the Third Quarter 2022, compared to $498.8 million in the Third Quarter 2021. This decrease was primarily the impact of permanent store closures, a slowdown in consumer demand resulting from the unprecedented inflation impacting our customer, and lapping the impact of the enhanced child tax credit and a record Back to School season last August.
The Children’s Place International net sales decreased $7.8 million or 13.1%, to $51.6 million in the Third Quarter 2022, compared to $59.4 million in the Third Quarter 2021. This decrease was primarily driven by the impact of unprecedented inflation on our customer and permanent store closures.
Total e-commerce sales, which include postage and handling, were 50.2% of net retail sales and 46.0% of net sales during the Third Quarter 2022, compared to 47.5% and 45.4%, respectively, during the Third Quarter 2021.
Gross profit decreased $67.9 million to $176.9 million in the Third Quarter 2022, compared to $244.8 million in the Third Quarter 2021. Gross margin deleveraged 910 basis points to 34.8% of net sales in the Third Quarter 2022. The Third Quarter 2021 results included incremental expenses related to the COVID-19 pandemic, including personal protective equipment and incentive pay for our associates of $0.2 million. The decrease in gross margin was primarily the result of higher supply chain costs, including inbound freight, outbound freight, and distribution costs, and the deleverage of fixed expenses resulting from the decline in net sales.
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
Selling, general, and administrative expenses decreased $9.0 million to $106.6 million during the Third Quarter 2022 from $115.6 million during the Third Quarter 2021. SG&A deleveraged 20 basis points to 20.9% of net sales in the Third Quarter 2022. The Third Quarter 2022 results included incremental operating expenses, including fleet optimization costs of $0.2 million, restructuring costs of $1.0 million, and professional and consulting fees of $0.1 million. The Third Quarter 2021 results included incremental operating expenses, primarily personal protective equipment for our associates, of $0.3 million, restructuring costs of $0.1 million, and fleet optimization costs of $0.3 million. Excluding the impact of these incremental charges, SG&A deleveraged 10 basis points to 20.7% of net sales, primarily as a result of the deleverage of fixed expenses resulting from the decline in net sales and higher planned marketing spend, partially offset by lower incentive compensation expenses and a reduction in discretionary spend.
Asset impairment charges were zero during the Third Quarter 2022, compared to $1.3 million during the Third Quarter 2021, inclusive of ROU assets, primarily related to two stores.
Depreciation and amortization was $12.5 million during the Third Quarter 2022, compared to $14.2 million during the Third Quarter 2021. The decrease was primarily driven by reduced depreciation of capitalized software and the permanent closure of 45 stores during the past twelve months.
Operating income decreased $56.0 million to $57.8 million during the Third Quarter 2022 from $113.8 million during the Third Quarter 2021. Operating margin deleveraged 900 basis points to 11.4% of net sales in the Third Quarter 2022. The Third Quarter 2022 and Third Quarter 2021 results included incremental operating expenses of $1.3 million and $2.7 million, respectively, as described above. Excluding the impact of these incremental charges, operating margin deleveraged 930 basis points to 11.6% of net sales.
Interest expense, net was $3.8 million during the Third Quarter 2022, compared to $4.0 million during the Third Quarter 2021. The decrease was primarily driven by lower interest rates due to our refinancing in November 2021 and a lower Term Loan balance in the Third Quarter 2022.
Provision for income taxes was $11.2 million during the Third Quarter 2022, compared to $31.0 million during the Third Quarter 2021. Our effective tax rate was a provision of 20.7% and 28.2% in the Third Quarter 2022 and the Third Quarter 2021, respectively. The decrease in our effective tax rate for the Third Quarter 2022 compared to the Third Quarter 2021 was primarily due to a decrease in the forecasted effective income tax rate resulting from a favorable mix of income on forecasted earnings compared to the prior year.
Net income decreased $36.0 million to $42.9 million, or $3.26 per diluted share during the Third Quarter 2022, compared to $78.9 million, or $5.30 per diluted share during the Third Quarter 2021, due to the factors discussed above.
Year-To-Date 2022 Compared to Year-To-Date 2021
Net sales decreased $155.2 million or 11.0%, to $1.252 billion during Year-To-Date 2022 from $1.408 billion during Year-To-Date 2021, primarily due to lapping the COVID-19 stimulus relief program in 2021, the impact of a slowdown in consumer demand resulting from the unprecedented inflation impacting our customer, an increase in promotional activity across the sector, and the impact of permanent store closures. Comparable retail sales decreased 11.7% during Year-To-Date 2022.
The Children’s Place U.S. net sales decreased $142.5 million or 11.2%, to $1.127 billion during Year-To-Date 2022, compared to $1.269 billion during Year-To-Date 2021. This decrease was primarily due to lapping the COVID-19 stimulus relief program in 2021, the impact of a slowdown in consumer demand resulting from the unprecedented inflation impacting our customer, an increase in promotional activity across the sector, and the impact of permanent store closures.
The Children’s Place International net sales decreased $12.7 million or 9.2%, to $125.7 million during Year-To-Date 2022, compared to $138.4 million during Year-To-Date 2021. This decrease was primarily driven by the impact of a slowdown in consumer demand, resulting from the unprecedented inflation impacting our customer and permanent store closures, partially offset by the favorable impact of stores that were temporarily closed in Canada during Year-To-Date 2021.
Total e-commerce sales, which include postage and handling, were 47.5% of net retail sales and 44.0% of net sales during Year-To-Date 2022, compared to 45.7% and 43.7%, respectively, during Year-To-Date 2021.
Gross profit decreased $166.5 million to $434.4 million during Year-To-Date 2022, compared to $600.9 million during Year-To-Date 2021. Gross margin deleveraged 800 basis points to 34.7% of net sales during Year-To-Date 2022. The Year-To-Date 2022 results included a net credit of $0.6 million primarily related to the write-off of the lease liability and related right-of-use asset of a closed store. The Year-To-Date 2021 results included incremental expenses related to the COVID-19 pandemic, including personal protective equipment and incentive pay for our associates, of $1.4 million. Excluding the impact of these charges, gross margin deleveraged 820 basis points to 34.6% of net sales. The decrease was primarily the result of lower merchandise margins due to unplanned AUR pressure resulting from an abrupt slowdown in consumer demand, coupled with an increase in promotional activity across the sector, higher inbound transportation and supply chain expenses, and the deleverage of fixed expenses resulting from the decline in net sales.
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
Selling, general, and administrative expenses decreased $7.4 million to $330.5 million during Year-To-Date 2022 from $337.9 million during Year-To-Date 2021. SG&A deleveraged 240 basis points to 26.4% of net sales during Year-To-Date 2022. The Year-To-Date 2022 results included incremental operating expenses, including fleet optimization costs of $1.0 million, professional and consulting fees of $0.7 million, a provision for foreign settlement of $0.4 million, and restructuring costs of $1.2 million. The Year-To-Date 2021 results included incremental operating expenses, including personal protective equipment and incentive pay for our associates, of $1.6 million, restructuring costs of $1.2 million, fleet optimization costs of $1.3 million, and contract termination costs of $0.8 million. Excluding the impact of these incremental charges, SG&A deleveraged 240 basis points to 26.1% of net sales, primarily as a result of the deleverage of fixed expenses resulting from the decline in net sales as well as higher planned marketing spend.
Asset impairment charges were $1.4 million during Year-To-Date 2022, inclusive of ROU assets, primarily related to four stores. Asset impairment charges were $1.3 million during Year-To-Date 2021, inclusive of ROU assets, for two stores.

Depreciation and amortization was $39.3 million during Year-To-Date 2022, compared to $44.2 million during Year-To-Date 2021. The decrease was primarily driven by reduced depreciation of capitalized software and the permanent closure of 45 stores during the past twelve months.
Operating income decreased $154.3 million to $63.3 million during Year-To-Date 2022 from $217.6 million during Year-To-Date 2021. Operating margin deleveraged 1,040 basis points to 5.1% of net sales during Year-To-Date 2022. The Year-To-Date 2022 results included incremental operating expenses of $4.8 million, compared to $9.8 million during Year-To-Date 2021. Excluding the impact of these incremental charges, operating margin deleveraged 1,080 basis points to 5.4% of net sales.
Interest expense, net was $8.1 million during Year-To-Date 2022, compared to $13.1 million during Year-To-Date 2021. The decrease was primarily driven by lower interest rates due to our refinancing in November 2021 and a lower Term Loan balance during Year-To-Date 2022.
Provision for income taxes was $5.8 million during Year-To-Date 2022 compared to $56.3 million during Year-To-Date 2021. Our effective tax rate was a provision of 10.5% and 27.5% during Year-To-Date 2022 and Year-To-Date 2021, respectively. The decrease in our effective income tax rate for Year-To-Date 2022 was primarily due to a decrease in the forecasted effective income tax rate resulting from a favorable mix of income on forecasted earnings compared to the prior year and the release of a reserve for unrecognized tax benefits as a result of a settlement with a taxing authority in the First Quarter 2022.
Net income decreased $98.8 million to $49.4 million, or $3.68 per diluted share during Year-To-Date 2022, compared to $148.2 million, or $9.89 per diluted share during Year-To-Date 2021, due to the factors discussed above.

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
Our working capital deficit increased $1.8 million to a deficit of $18.9 million at October 29, 2022, compared to a deficit of $17.1 million at October 30, 2021, primarily reflecting higher outstanding borrowings and payables, and a decrease in our cash balance, partially offset by a higher inventory balance, reflecting higher average unit costs, higher inbound transportation costs, and amounts on hand to support growth initiatives. During Year-To-Date 2022, we used $75.7 million of cash to repurchase shares, inclusive of shares repurchased and surrendered to cover tax withholdings associated with the vesting of equity awards.
At October 29, 2022, we had $265.0 million of outstanding borrowings and $77.6 million available for borrowing under our ABL Credit Facility. At October 29, 2022, we had $7.4 million of outstanding letters of credit with $42.6 million available for issuing letters of credit under our ABL Credit Facility.
We expect to be able to meet our working capital and capital expenditure requirements for the foreseeable future by using our cash on hand, cash flows from operations, and availability under our ABL Credit Facility.
ABL Credit Facility and Term Loan
We and certain of our subsidiaries maintain a $350.0 million ABL Credit Facility and a $50.0 million Term Loan with Wells Fargo, Truist Bank, Bank of America, N.A., HSBC Business Credit (USA) Inc., and JPMorgan Chase Bank, N.A., as lenders (collectively, the “Lenders”) and Wells Fargo, as Administrative Agent, Collateral Agent, Swing Line Lender and Term Agent. Both the ABL Credit Facility and the Term Loan mature in November 2026, and both of these debt facilities have lower interest rates, reduced reporting requirements, and increased flexibility under the covenants compared to the Previous ABL Credit Facility and Previous Term Loan.

The ABL Credit Facility includes a $25.0 million Canadian sublimit and a $50.0 million sublimit for standby and documentary letters of credit.
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
The table below presents the components of our ABL Credit Facility and Previous ABL Credit Facility:

	October 29, 2022	January 29, 2022	October 30, 2021
	(in millions)
Credit facility maximum	$350.0	$350.0	$360.0
Borrowing base (1)	350.0	279.7	360.0

Outstanding borrowings	265.0	175.3	174.4
Letters of credit outstanding—standby	7.4	7.4	7.4
Utilization of credit facility at end of period	272.4	182.7	181.8

Availability (2)	$77.6	$97.0	$178.2

Interest rate at end of period	4.8%	1.6%	3.8%

	Year-To-Date 2022	Fiscal 2021	Year-To-Date 2021
Average end of day loan balance during the period	$273.1	$187.0	$195.0
Highest end of day loan balance during the period	$297.6	$269.7	$269.7
Average interest rate	3.0%	3.6%	3.8%
___________________________________________
(1)Lower of the credit facility maximum or the total borrowing base collateral.
(2)The sub-limit availability for the letters of credit was $42.6 million at October 29, 2022, January 29, 2022, and October 30, 2021.
The Term Loan bears interest, payable monthly, at (a) the LIBOR Rate plus 2.50% for any portion that is a LIBOR loan, or (b) the base rate plus 1.75% for any portion that is a base rate loan. The Term Loan is pre-payable at any time without penalty, and does not require amortization. For the Third Quarter 2022 and Year-To-Date 2022, we recognized $0.6 million and $1.5 million, respectively, in interest expense related to the Term Loan.

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
Both the ABL Credit Facility and the Term Loan contain customary events of default, which include (subject in certain cases to customary grace and cure periods), nonpayment of principal or interest, breach of covenants, failure to pay certain other indebtedness, and certain events of bankruptcy, insolvency or reorganization. As of October 29, 2022, unamortized deferred financing costs amounted to $2.4 million, of which $2.2 million related to our ABL Credit Facility.
Cash Flows and Capital Expenditures
Cash used in operating activities was $17.0 million during Year-To-Date 2022, compared to cash generated from operating activities of $67.4 million during Year-To-Date 2021. Cash used in operating activities during Year-To-Date 2022 was primarily the result of the timing of inventory receipts as a result of global supply chain disruptions, partially offset by earnings generated during the period, the receipt of a net income tax refund of $15.7 million, as well as other planned changes in working capital. Cash generated from operating activities during Year-To-Date 2021 was primarily the result of earnings generated during the period, partially offset by the repayment of certain suspended 2020 rents, net of abatements, as well as other planned changes in working capital, which brought our vendor payables in line with historical payment terms.
Cash used in investing activities was $31.6 million during Year-To-Date 2022, compared to $22.0 million during Year-To-Date 2021. The increase was driven by capital expenditures primarily related to digital and supply chain fulfillment initiatives.
Cash provided by financing activities was $14.0 million during Year-To-Date 2022, compared to cash used in financing activities of $41.9 million during Year-To-Date 2021. The increase primarily resulted from additional net borrowings under our asset-based revolving credit facility, partially offset by increased repurchases of our common stock during Year-To-Date 2022 compared to Year-To-Date 2021.
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
Interest Rates
Our ABL Credit Facility bears interest at a floating rate equal to the prime rate or LIBOR, plus a calculated spread based on our average excess availability under the facility. As of October 29, 2022, we had $265.0 million in borrowings under our ABL Credit Facility. A 10% change in the prime rate or LIBOR interest rates would not have had a material impact on our interest expense.
Our Term Loan bears interest, payable monthly, at (a) the LIBOR Rate plus 2.50% for any portion that is a LIBOR loan, or (b) the base rate plus 1.75% for any portion that is a base rate loan. As of October 29, 2022, the outstanding balance of the Term Loan was $50.0 million. A 10% change in the three month LIBOR Rate would not have had a material impact on our interest expense.

Assets and Liabilities of Foreign Subsidiaries
Assets and liabilities outside the United States are primarily located in Canada and Hong Kong, where our investments in our subsidiaries are considered long-term. As of October 29, 2022, net assets in Canada and Hong Kong amounted to $40.0 million. A 10% increase or decrease in the Canadian and Hong Kong foreign currency exchange rates would increase or decrease the corresponding net investment by $4.0 million. All changes in the net investments in our foreign subsidiaries are recorded in other comprehensive income.
As of October 29, 2022, we had $14.3 million of our cash and cash equivalents held in foreign subsidiaries, of which $2.1 million was in Hong Kong and $7.9 million was in Canada.
Foreign Operations
We have exchange rate exposure primarily with respect to certain revenues and expenses denominated in Canadian dollars. As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses. Assuming a 10% change in foreign currency exchange rates, the Third Quarter 2022 net sales would have decreased or increased by approximately $11.2 million, and total costs and expenses would have decreased or increased by approximately $13.4 million. Additionally, we have foreign currency denominated receivables and payables that, when settled, result in transaction gains or losses. A 10% change in foreign currency exchange rates would not result in a significant transaction gain or loss in earnings.
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
Management, including our Chief Executive Officer and President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of October 29, 2022. Based on that evaluation, our Chief Executive Officer and President and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level, as of October 29, 2022, to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive, principal accounting, and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
The following table provides a month-by-month summary of our share repurchase activity during the Third Quarter 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs
7/31/22-8/27/22 (1)	4,703	$47.28	3,104	$195,915
8/28/22-10/1/22 (2)	109	41.47	109	195,910
10/2/22-10/29/22 (3)	430,696	40.71	430,696	178,379
Total	435,508	$40.78	433,909	$178,379
____________________________________________
(1)Includes 1,599 shares acquired as treasury stock as directed by participants in the deferred compensation plan and 3,104 shares withheld to cover taxes in conjunction with the vesting of stock awards.
(2)Includes 109 shares withheld to cover taxes in conjunction with the vesting of stock awards.
(3)Includes 756 shares withheld to cover taxes in conjunction with the vesting of stock awards.

ITEM 6.    EXHIBITS.
The following exhibits are filed with this Quarterly Report on Form 10-Q:

10.1	Agreement and General Release dated September 6, 2022 between The Children’s Place Services Company, LLC and Robert Helm.

10.2	Letter Agreement dated October 16, 2022 between The Children’s Place Services Company, LLC and Sheamus Toal.

31.1(+)	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2(+)	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32(+)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
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

THE CHILDREN’S PLACE, INC.

Date:	November 30, 2022	By:	/S/ Jane T. Elfers
Jane T. Elfers
Chief Executive Officer and President
(Principal Executive Officer)

Date:	November 30, 2022	By:	/S/ Sheamus Toal
Sheamus Toal
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)