Form 10-K
period 2023-01-28
Childrens Place, Inc.
filed 2023-03-28
CIK 1041859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fifty-two weeks ended January 28, 2023
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ___________ to ___________
Commission file number 0-23071
THE CHILDREN’S PLACE, INC.
(Exact name of registrant as specified in its charter)

Delaware		31-1241495
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)
500 Plaza Drive
Secaucus,	New Jersey	07094
(Address of principal executive offices)		(Zip Code)
(201) 558‑2400
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.10 par value	PLCE	Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None.
___________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates was $548,353,876 at the close of business on July 30, 2022 (the last business day of the registrant’s fiscal 2022 second fiscal quarter) based on the closing price of the common stock as reported on the Nasdaq Global Select Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common Stock, par value $0.10 per share, outstanding at March 21, 2023: 12,395,917.
Documents incorporated by reference: Portions of The Children’s Place, Inc. definitive proxy statement for its annual meeting of stockholders to be held on May 10, 2023 are incorporated by reference into Part III.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K
FOR THE FIFTY-TWO WEEKS ENDED JANUARY 28, 2023

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
•Fiscal 2022 — The fifty-two weeks ended January 28, 2023
•Fiscal 2021 — The fifty-two weeks ended January 29, 2022
•Fiscal 2020 — The fifty-two weeks ended January 30, 2021
•Fiscal 2023 — Our next fiscal year representing the fifty-three weeks ending February 3, 2024
•SEC — U.S. Securities and Exchange Commission
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
•CCPSA — Canada Consumer Product Safety Act
•CPSIA — U.S. Consumer Product Safety Improvement Act of 2008
General
The Children’s Place, Inc. is the largest pure-play children’s specialty apparel retailer in North America. We design, contract to manufacture, sell at retail and wholesale, and license to sell, trend right, high quality merchandise predominantly at value prices, primarily under our proprietary “The Children’s Place”, “Place”, “Baby Place”, “Gymboree”, “Sugar & Jade”, and “PJ Place” brand names. Our physical stores offer a friendly and convenient shopping environment, segmented into departments that serve the wardrobe needs of girls and boys (sizes 4-18), toddler girls and boys (sizes 6 months-5T), and baby (sizes 0-24 months). Our merchandise is also available online at www.childrensplace.com, www.gymboree.com, www.sugarandjade.com, and www.pjplace.com. Our customers are able to shop online for the same merchandise available in our physical stores, in addition to certain merchandise which is exclusive to our e-commerce sites.
The Children’s Place was founded in 1969. The Company became publicly traded on the Nasdaq Global Select Market in 1997. As of January 28, 2023, we operated 613 stores throughout North America, as well as our online stores. During Fiscal 2022, we closed 59 stores and did not open any new stores. During Fiscal 2021, we opened one store and closed 78 stores.
Jane Elfers, our President and Chief Executive Officer, established several key strategic initiatives:
1.Superior Product - Product is our number one priority. We are focused on providing the right product, in the right channels of distribution, at the right time. We offer a full line of apparel, footwear and accessories so busy moms can quickly and easily put together head-to-toe outfits. Our design, merchandising, sourcing, and planning teams strive to ensure that our product is trend right, while at the same time balancing fashion and fashion basics with more frequent, wear-now deliveries. We reintroduced the Gymboree brand in February 2020 on an enhanced Gymboree website and in certain co-branded locations in Company stores in the U.S. and Canada. We also launched the Sugar & Jade brand in November 2021 which is targeted at the girls’ “tween” market and is offered exclusively online, and more recently, launched the PJ Place brand in October 2022, which is a sleepwear lifestyle brand targeted towards Millennial and Gen Z customers, and is offered exclusively online.
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
3.Alternative Channels of Distribution - We have 220 international points of distribution (stores, shop-in-shops, e-commerce sites) with five partners operating in 15 countries. We generate revenues from our franchisees from the sale of products and sales royalties. Our wholesale business includes our relationship with Amazon, which we strengthened in Fiscal 2022, and is a key focus area in our wholesale distribution growth strategy. Amazon is an important customer acquisition vehicle and represents a significant growth opportunity in Fiscal 2023 and beyond.
4.Fleet Optimization - As a result of the heightened demand for online purchasing, including due to the COVID-19 pandemic, in Fiscal 2020 we accelerated our planned store closures under our 2013 fleet optimization initiative, targeting the closure of 300 additional stores. We closed 315 stores over the past three fiscal years, bringing the total closed stores to 586 since the announcement of the original fleet optimization initiative in 2013. We are currently targeting approximately 100 additional store closures, with the majority in Fiscal 2023, which will leave us with approximately 500 stores entering 2024.
In addition to the above discussed key strategic initiatives, we have also embarked on a marketing transformation which is designed to better position us to maximize our interactions with our younger, digitally savvy core millennial and Gen Z customers, and to support top-line opportunity by increasing new customer acquisition, increasing customer retention and loyalty, and significantly increasing customer lifetime value by supporting our three new brand launches. Our marketing transformation includes strategic investments across key areas of the marketing organization: our teams – both internal and external, our research and processes, and implementation of new, state-of-the-art, marketing tools and systems. We are confident in our ability to conceptualize, build, deploy and optimize fully integrated creative marketing strategies paired with a robust media mix, aimed to reach, inspire and convert our shoppers at every stage of their purchase journey with The Children’s Place family of brands, comprised of “The Children’s Place”, “Gymboree”, “Sugar & Jade”, and “PJ Place” (“Family of Brands”), and are positioning marketing as a key growth lever in Fiscal 2023 and beyond.
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

COVID-19 Pandemic
The COVID-19 pandemic continues to impact regions all around the world, including the United States and Canada. This has resulted in continuing disruptions of businesses and other activities, leading to adverse economic conditions and business and lifestyle disruptions, as well as volatility in global financial and retail markets. Such factors, among others, have resulted in a significant decline in retail traffic and consumer spending on discretionary items.
As a result of the impact of the COVID-19 pandemic, we continue to experience certain disruptions in our business and our supply chain. As of January 28, 2023, all of our stores were open to the public in the U.S., Canada, and Puerto Rico.
Segment Reporting
In accordance with FASB ASC 280—Segment Reporting, we report segment data based on geography: The Children’s Place U.S. and The Children’s Place International. Each segment includes an e-commerce business located at www.childrensplace.com, www.gymboree.com, www.sugarandjade.com, and www.pjplace.com. Included in The Children’s Place U.S. segment are our U.S. and Puerto Rico-based stores and revenue from our U.S.-based wholesale business. Included in The Children’s Place International segment are our Canadian-based stores, revenue from our Canadian-based wholesale business, as well as revenue from international franchisees. We measure our segment profitability based on operating income, defined as income before interest and taxes. Net sales and direct costs are recorded by each segment. Certain inventory procurement functions such as production and design, as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services, are managed by The Children’s Place U.S. segment. Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales. The assets related to these functions are not allocated. We periodically review these allocations and adjust them based upon changes in business circumstances. Net sales to external customers are derived from merchandise sales, and we have no customers that individually account for more than 10% of our net sales. The following tables show, by segment, our net sales, operating income (loss), and operating income (loss) as a percentage of net sales for the past three fiscal years and total assets as of January 28, 2023 and January 29, 2022:

	Fiscal Years Ended
	January 28, 2023	January 29, 2022	January 30, 2021
	(in thousands)
Net sales:
The Children’s Place U.S.	$1,533,934	$1,723,887	$1,372,079
The Children’s Place International	174,548	191,477	150,519
Total net sales	$1,708,482	$1,915,364	$1,522,598

	Fiscal Years Ended
	January 28, 2023	January 29, 2022	January 30, 2021
	(in thousands)
Operating income (loss):
The Children’s Place U.S.	$(8,781)	$253,419	$(196,565)
The Children’s Place International	7,251	22,229	(3,350)
Total operating income (loss)	$(1,530)	$275,648	$(199,915)

Operating income (loss) as a percentage of net sales:
The Children’s Place U.S.	(0.6)%	14.7%	(14.3)%
The Children’s Place International	4.2%	11.6%	(2.2)%
Total operating income (loss) as a percentage of net sales	(0.1)%	14.4%	(13.1)%

	January 28, 2023	January 29, 2022
	(in thousands)
Total assets:
The Children’s Place U.S.	$922,120	$951,401
The Children’s Place International	64,161	86,059
Total assets	$986,281	$1,037,460
See “Note 14. Segment Information” of the Notes to Consolidated Financial Statements for further segment financial data.
All foreign net sales are in The Children’s Place International segment, while certain foreign expenses related to our buying operations are allocated between the two segments.
Key Capabilities
Our objective is to sell high quality, value priced, trend right children’s merchandise across our Family of Brands. Our merchandise assortment offers one stop shopping across apparel, footwear, and accessories.
Merchandising Strategy
Our merchandising strategy delivers a compelling and coordinated assortment of apparel, footwear, and accessories that encourage the purchase of head-to-toe outfits. We merchandise our deliveries by season and flow new product monthly.
High Quality and Value
We believe that offering high quality, value priced, trend right apparel, footwear, and accessories under “The Children’s Place”, “Place”, “Baby Place”, “Gymboree”, “Sugar & Jade”, and “PJ Place” brand names is a competitive advantage.
Brand Image
We focus on our brand image and strengthening our customer loyalty by:
•Consistently offering high quality and age appropriate products and trend right fashion predominantly at value prices online and in our stores;
•Providing coordinated outfits and accessories for our customers’ lifestyle needs;
•Providing exclusive products on our e-commerce sites to expand the breadth of our offerings;
•Creating strong merchandising and visual presentations to create compelling online and in-store experiences;
•Emphasizing our great value fashion in marketing visuals to convey a consistent message across our brands;
•Leveraging our customer database to communicate with our customers and personalize communications to maximize customer satisfaction, engagement and retention;
•Utilizing our MyPLACE Loyalty Rewards program and private label credit card to drive customer engagement and retention; and
•Optimizing our fully integrated creative marketing strategies paired with a robust media mix, aimed to reach, inspire and convert our shoppers at every stage of their purchase journey with The Children’s Place Family of Brands.
Low-Cost Global Sourcing
We design, source, and contract to manufacture the substantial majority of the Company’s branded products. We believe that this is essential to assuring the consistency and quality of our merchandise, as well as our ability to deliver value to our customers. We have strong multi-year relationships with the substantial majority of our vendors. Through these relationships and our extensive knowledge of low cost sourcing on a global scale, we are able to offer our customers high-quality products at predominantly value prices. We maintain a network of sourcing offices globally in order to manage our vendors efficiently and respond to changing business needs effectively. Our sourcing offices in Hong Kong, Shanghai, Indonesia, Ethiopia, India, Kenya, and Bangladesh, and our presence in Asia and Africa and other areas in which we source products, give us access to a wide range of vendors and allow us to work to maintain and/or reduce our merchandise costs by capitalizing on new sourcing opportunities while maintaining our high standard for product quality.

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
Production, Quality Assurance, and Responsible Sourcing
During Fiscal 2022, we engaged independent contract vendors located primarily in Asia and Africa. We continue to pursue global sourcing opportunities to support our inventory needs and seek to reduce merchandise costs. We contract for the manufacture of the substantial majority of the products we sell. We do not own or operate any manufacturing facilities.
During Fiscal 2022, we sourced all of our merchandise directly without the use of third-party commissioned buying agents for our branded product. We source from a diversified network of vendors, purchasing primarily from Bangladesh, Ethiopia, Cambodia, Vietnam, India, Indonesia and China. Only Bangladesh accounted for more than 15% of our production.
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
Environmental, Social & Governance
We published our latest Environment, Social & Governance (“ESG”) Report in October 2022, which is available at http://corporate.childrensplace.com under the ESG tab. This ESG Report includes 26 public goals across our global operations, aligned with Sustainability Accounting Standards Board (“SASB”) guidelines for apparel, accessories & footwear, Global Reporting Initiative core standards (“GRI”), and United Nations Sustainable Development Goals.
In recognition of the increasing importance to our shareholders and other stakeholders of enhanced board oversight of ESG topics, in Fiscal 2021, two of the three committees of the Board were renamed and all three committees had their charters amended, as each committee was reassigned certain oversight responsibilities for ESG topics, including human capital management and diversity, equity, and inclusion (“DE&I”) matters.
The Audit Committee remains responsible for overseeing our financial and enterprise risk matters, including matters related to our global supply chain, information and data security, privacy, and business transformation activities. The Corporate Responsibility, Sustainability & Governance Committee is responsible for overseeing the Company’s ESG risk management activities, including environmental initiatives, and social topics such as responsible sourcing in the Company’s global supply chain. This Committee is also charged with the oversight of the Company’s corporate governance policies and practices. Separately, the Human Capital & Compensation Committee has the oversight responsibility for the Company’s human capital management policies and practices, including DE&I topics and associated risks. The Human Capital & Compensation Committee also is charged with the oversight of the Company’s executive compensation policies, practices and plans, and associated risks.
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
Human Capital Management
As of January 28, 2023, we had approximately 11,300 employees, approximately 1,900 of whom were based at our corporate offices and distribution centers. Approximately 1,400 were full-time store employees and approximately 8,000 were part-time and seasonal store employees. None of our employees are covered by a collective bargaining agreement.
The Human Capital & Compensation Committee is actively engaged in overseeing our human capital management strategies, including our talent and succession planning initiatives designed to attract, develop, engage, reward and retain top retail, digital and business leaders, who can drive our financial performance and strategic growth initiatives and contribute to building long-term shareholder value. The Company has benefited from a senior leadership team with deep retail industry expertise both at The Children’s Place and at other retailers. We have many long-tenured leaders, including our CEO who has led the Company for over a decade, complemented by the recent addition of our new CFO who brings over 20 years of experience in senior financial leadership positions in the retail industry. The Human Capital & Compensation Committee’s involvement in leadership development and succession planning is systematic and ongoing, culminating in an annual review by the Board of Directors of succession plans for all of our senior leaders, inclusive of development strategies for top talent within the Company.
Diversity, Equity and Inclusion
To improve its understanding of the Company’s culture and talent pipeline, the Board of Directors and its committees periodically meet with high-potential executives in formal and informal settings. More broadly, the Human Capital & Compensation Committee and the Board of Directors are regularly updated on key talent metrics for the overall workforce, including diversity and inclusion, pay equity, employee relations, recruiting and development programs, and overall progress against the Company’s human capital development strategies. Diversity and inclusion are top priorities for the Company, and we actively work to ensure that our workplace includes a range of perspectives and backgrounds at the Board of Directors level, in senior leadership, and throughout our management and associate base. The Company reports annually on employment data, including ethnicity, in line with Equal Employment Opportunity Commission (“EEOC”) guidelines, publishes its racial, ethnic and gender diversity information on its corporate website, and continues to focus on building a culture which supports diversity, equity and inclusion, and which works to ensure fair compensation and opportunity for all employees regardless of gender or race.
As a woman-led company, we are proud of our industry-leading gender diversity statistics across every level of our organization, including our leadership team and Board of Directors. We also understand it is important for our associate population to reflect the diversity of our customers in an effort to bring varied perspectives to our products and the way we communicate to our stakeholders. As reported in the Company’s ESG Report, 87% of the Company’s associates are women. 60% of our Board of Directors are women, and 50% of our senior leadership team are women. 89% of new hires and 93% of promotions during Fiscal 2021 were women. The Company is committed to maintaining at least 80% representation of women in our overall workforce and at least 50% representation of women in our corporate leadership positions. Additionally, 67% of our associates identify as racially/ethnically diverse and associates identifying as racially/ethnically diverse represented 72% of new hires and 64% of promotions during Fiscal 2021. The Company is committed to doubling its Black associate population at its corporate headquarters by 2025. The Company seeks to uphold its diverse and inclusive culture by striving to ensure its talent acquisition programs sustain and grow diverse representation across its workforce, promoting talent from within, building an inclusive culture through awareness and education, and rewarding all employees equitably.
For additional information concerning the Company’s environmental initiatives, DE&I initiatives and diversity data, please refer to the Company’s ESG Report, which can be found on the Company’s corporate website at
http://corporate.childrensplace.com under the ESG section, and the Company’s Proxy Statement for Fiscal 2022.
Company Stores
The following section highlights various store information for The Children’s Place operated stores as of January 28, 2023.
Existing Stores
As of January 28, 2023, we had a total of 613 The Children’s Place stores in the United States, Canada, and Puerto Rico and our online stores at www.childrensplace.com, www.gymboree.com, www.sugarandjade.com, and www.pjplace.com. In addition, our five international partners operated 220 international points of distribution in 15 countries. The following table sets forth the number of stores in the U.S., Canada, and Puerto Rico as of the current and prior fiscal year end:

	Number of Stores
Location	January 28, 2023	January 29, 2022
United States	533	582
Canada	73	83
Puerto Rico	7	7
Total Stores	613	672
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
Fleet Optimization
We have closed 586 stores, including the 59 stores closed during Fiscal 2022, since the announcement of our fleet optimization initiative in 2013. As a result of the heightened demand for online purchasing, including due to the COVID-19 pandemic, we accelerated our planned store closures in Fiscal 2020 and closed 315 stores over the past three fiscal years. Since 2013, we have reduced our total store square footage from 5.2 million to 2.9 million. We are currently targeting approximately 100 additional store closures, with the majority in Fiscal 2023, which will leave us with approximately 500 stores entering 2024. These closures have resulted in improved profitability and operating margin accretion due to sales transfer to surrounding stores and/or e-commerce, low cost of exit, and the elimination of underperforming locations. In markets where we have closed stores, we are seeing the neighboring stores and e-commerce business in the area of the closing become more productive and profitable. These results further our commitment to continue to execute our optimization program.
We continuously review the performance of our store fleet. We base our decisions to open, close, or remodel stores on a variety of factors, including lease terms, landlord negotiations, market dynamics, and projected financial performance. When assessing whether to close a store, we also consider remaining lease life and current financial performance.
E-commerce Sales
Each of our U.S. and International segments includes an e-commerce business located at www.childrensplace.com, www.gymboree.com, www.sugarandjade.com, and www.pjplace.com and digital growth remains one of our top strategic priorities. We are committed to delivering a best in class, end-to-end user experience, including product assortment and website operation, fulfillment, and customer service. We are further committed to delivering these experiences to our customers when, where, and how they are looking to access our brands, accounting for cross-channel behavior, growth of mobile devices, and the growing interest in our brands from international consumers. As such, we will continue to make required investments in back-end infrastructure, as well as front-end technology to deliver on this commitment. We believe that the critical investments made in areas such as e-commerce infrastructure and mobile optimization, as well as additional front-end website features, have improved our customer experience.
International Franchisees and Wholesale
We have 220 international points of distribution (stores, shop-in-shops, e-commerce sites) with five partners operating in 15 countries. We generate revenues from our franchisees from the sale of products and sales royalties. Our wholesale business includes our relationship with Amazon, which we strengthened in Fiscal 2022, and is a key focus area in our wholesale distribution growth strategy. Amazon is an important customer acquisition vehicle and represents a significant growth opportunity in Fiscal 2023 and beyond.
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
Seasonality
Our business is subject to seasonal influences, with historically heavier concentrations of sales during the back-to-school and holiday seasons. Our first fiscal quarter results are dependent upon sales during the period leading up to the Easter holiday, our second and third fiscal quarter results are dependent upon back-to-school sales, and our fourth fiscal quarter results are dependent upon sales during the holiday season. The business is also subject to shifts due to unseasonable weather conditions. As described elsewhere herein, the COVID-19 pandemic has significantly disrupted the foregoing seasonal influences. The following table shows the quarterly distribution, as a percentage of the full year, of net sales, and the quarterly distribution of operating income (loss):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales as a percentage of full year
Fiscal 2022	21.2%	22.3%	29.8%	26.7%
Fiscal 2021	22.8%	21.6%	29.1%	26.5%

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Operating income (loss)
Fiscal 2022	$19,254	$(13,829)	$57,837	$(64,792)
Fiscal 2021	65,907	37,849	113,810	58,082
For more information regarding the seasonality of our business and the disruption caused by the COVID-19 pandemic, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Quarterly Results and Seasonality.”
Marketing
The Children’s Place and Gymboree are well-recognized brands, with a trend right offering and a compelling value proposition. Our direct marketing program utilizes both on-line and off-line channels. We relaunched the Gymboree brand in February 2020 with a meaningfully improved digital experience on www.gymboree.com, complemented by shop-in-shop locations in certain co-branded stores in the U.S. and Canada, by successfully executing on the specific design, sourcing, and merchandising characteristics that create Gymboree’s elevated, playful collections. We also launched the Sugar & Jade brand in November 2021 which is targeted at the girls’ “tween” market and is offered exclusively online, and more recently, launched the PJ Place brand in October 2022, which is a sleepwear lifestyle brand targeted towards Millennial and Gen Z customers, and is offered exclusively online.

We have a customer loyalty program and a private label credit card program. At the end of Fiscal 2022, members of our MyPLACE Rewards loyalty program and/or private label credit card program accounted for approximately 80% of sales. Our private label credit card is issued to our customers for use exclusively at The Children’s Place stores and online at www.childrensplace.com, www.gymboree.com, www.sugarandjade.com, and www.pjplace.com, and credit is extended to such customers through a third-party financial institution on a non-recourse basis to us. Additionally, in our effort to reach an even wider customer base who are digitally savvy during the COVID-19 pandemic and to utilize other forms of spending arrangements available, we have partnered with Afterpay to allow our customers to purchase our products on a “buy-now-pay-later” program. We promote affinity and loyalty through our marketing programs by utilizing specialized incentive programs.
Distribution
In the United States, we own and operate a 700,000 square foot distribution center in Alabama, which supports both U.S. retail store operations and U.S. e-commerce operations. We have launched a capital project to increase our capacity at our distribution center in Alabama by up to 490,000 square feet to expand fulfillment capabilities, which can be achieved at a lower cost than third-party providers. In Canada, we lease and operate a 95,000 square foot distribution center in Ontario, which supports both Canadian retail store operations and Canadian e-commerce operations. We also use a third-party provider operating a 315,000 square foot distribution center in Indiana and a 184,000 square foot distribution center in Ontario, Canada to support our U.S. and Canadian e-commerce fulfillment operations, respectively. On occasion, we may utilize additional facilities to support seasonal warehousing needs. We also use a third-party provider of warehousing and logistics services in both Malaysia and China to support our international franchise business.
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
Trademarks and Service Marks
“The Children’s Place”, “Place”, “Baby Place”, “Gymboree”, “Crazy 8”, “Sugar & Jade”, “PJ Place” and certain other marks have been registered as trademarks and/or service marks with the United States Patent and Trademark Office and in Canada and other foreign countries. During the first quarter of Fiscal 2019, the Company acquired certain intellectual property and related assets of Gymboree Group, Inc. and related entities (the “Gymboree Assets”), which included the worldwide rights to the names “Gymboree” and “Crazy 8” and other intellectual property, including trademarks, domain names, copyrights, and customer databases. In November 2021, we launched the Sugar & Jade e-commerce website at www.sugarandjade.com, and in October 2022, we launched the PJ Place e-commerce website at www.pjplace.com. Registration of our trademarks and the service marks may be renewed to extend the original registration period indefinitely, provided the marks are still in use. We intend to continue to use and protect our trademarks and service marks and maintain their registrations. We have also registered our trademarks in other countries where we source our products and where we have established and possibly may establish franchising operations. We believe our trademarks and service marks have received broad recognition and are of significant value to our business.
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
We will continue our store fleet optimization program in Fiscal 2023, which is intended to address the accelerated consolidation of the brick and mortar retail channel resulting from the COVID-19 pandemic and to increase the profitability of our existing retail store fleet. Since the program was announced in 2013, we have closed 586 stores, including 59 stores closed in Fiscal 2022. Failure to properly identify or measure underperforming retail stores, failure to achieve anticipated sales transfer rates from closed stores to remaining retail stores and/or e-commerce sales, and failure to properly identify and analyze customer segmentation and spending patterns could have a material adverse effect on our business, financial position, results of operations, and cash flows. In addition, pursuant to GAAP, we are required to recognize an impairment charge when circumstances indicate that the carrying value of long-lived assets may not be recoverable. If a determination is made that the carrying value of a long-lived asset is not recoverable over its estimated useful life, the asset is written down to its estimated fair value.
Consumer demand, behavior, taste, and purchasing trends, as well as geopolitical conflicts and economic and political stability may differ in international markets and/or in the distribution channels through which our wholesale customers sell products, including as a result of the COVID-19 pandemic, and, as a result, sales of our products may not be successful or meet our expectations, or the margins on those sales may not be in line with those we currently anticipate. We may also face difficulties integrating foreign business operations and/or wholesaling operations with our current sourcing, distribution, information technology systems, and other operations. In addition, our expanded marketing and advertising strategies to promote sales, including the sponsorship of sweepstakes, contests and donations, and an increased online presence through collaborations with social media influencers, may not generate sufficient interest in our products while exposing us to other risks. Any of these challenges could hinder our success in new and existing markets or new and existing distribution channels. There can be no assurance that we will successfully complete any planned expansion or that any new business will be profitable or meet our expectations.
In addition, a wholly-owned subsidiary of the Company acquired certain intellectual property and related assets of Gymboree Group, Inc. and related entities, including worldwide rights to the name “Gymboree”. We have relaunched the Gymboree brand to expand our business across our retail stores, e-commerce, international, and wholesale businesses. We also launched the Sugar & Jade brand in November 2021 and more recently, launched the PJ Place brand in October 2022. The positioning of the Gymboree, Sugar & Jade and PJ Place brands and their products, relative to our existing products, the fashion choices we make with respect to our products, and our ability to integrate the Gymboree, Sugar & Jade and PJ Place brands and their products into our existing marketing, sourcing, inventory, sales/e-commerce, customer relations, and logistics operations and systems will be critical to our ability to leverage all of these brands to expand our business.
In addition, pursuant to GAAP, we are required to recognize an impairment charge when circumstances indicate that the carrying value of our indefinite-lived Gymboree tradename asset may not be recoverable. If a determination is made that the carrying value of the Gymboree tradename asset is not recoverable, the asset is written down to its estimated fair value.

A failure to properly execute our plans and business strategies, delays in executing our plans and business strategies, increased costs associated with executing on our plans and business strategies, or failure to identify alternative strategies could have a material adverse effect on our business, financial position, results of operations, and cash flows.
We depend on generating sufficient cash flows, together with our existing cash balances and availability under our credit facility, to fund our ongoing operations, capital expenditures, debt service requirements, share repurchases and payment of dividends.
Our ability to fund our ongoing operations, capital expenditures, debt service requirements, share purchase programs and payment of dividends will depend on our ability to generate cash flows. Our cash flows are dependent on many factors, including:
•seasonal fluctuations in our net sales and net income;
•the continued operation of our store fleet and e-commerce websites;
•the timing of inventory purchases for upcoming seasons, such as when to purchase merchandise for the back-to-school season;
•vendor and other supplier terms and related conditions, which may be less favorable to us as a smaller company in comparison to larger companies; and
•consumer sentiment, general business conditions, including the high levels of inflation currently being experienced, and macro-economic uncertainty or slowdown, including as a result of events such as acts of terrorism, effects of war, pandemics, or other health issues such as COVID-19.
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
Furthermore, as a retail company, we are inherently subject to the risk of inventory loss and theft. These losses may be caused by error or misconduct of associates, customers, vendors or other third parties, including through organized retail crime and professional theft. Since the onset of the COVID-19 pandemic, the retail industry has generally experienced an increase in inventory shrinkage, and there can be no assurance that the measures we are taking will effectively reduce inventory shrinkage. Although some level of inventory shrinkage is an unavoidable cost of doing business, if we were to experience higher rates of inventory shrinkage or incur increased security costs to combat inventory theft, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
A wide variety of factors can cause a decline in consumer confidence and spending which could have a material adverse effect on the retail and apparel industries and our business, financial position, results of operations, and cash flows.
The apparel industry is cyclical in nature and is particularly affected by adverse trends in the general economy. Purchases of apparel and related merchandise are generally discretionary and, therefore, tend to decline during recessionary, inflationary and weak economic periods and also may decline at other times, including as a result of the COVID-19 pandemic. This is particularly true with our target customer who is a value conscious, lower to middle income mother buying for infants and children based on need rather than based on fashion, trend, or impulse. High inflation, high unemployment levels, increases in tax rates, declines in real estate values, availability of credit, volatility in the global financial markets, and the overall level of consumer confidence have negatively impacted, and could in the future negatively impact, the level of consumer spending for discretionary items. This could adversely affect our business as it is dependent on consumer demand for our products. In North America, we have experienced and continue to experience a decrease in customer traffic, including at shopping malls, and a highly promotional environment. If the current macroeconomic environment deteriorates further, including as a result of the COVID-19 pandemic, there will likely be a negative effect on our revenues, operating margins, and earnings which could have a material adverse effect on our business, financial position, results of operations, and cash flows.
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
Fluctuations in the prices of raw materials, labor, energy, and services could result in increased product and/or delivery costs. Our profitability and cash flows may decline as a result of increasing pressure on margins.
The apparel industry is subject to significant pricing pressure caused by many factors, including intense competition, the highly promotional retail environment, the financial health of competitors, changes in consumer demand, and macroeconomic conditions. If these factors cause us to reduce our sales prices and we fail to sufficiently reduce our product costs or operating expenses, our profitability and cash flows could decline.
Increases in the price of raw materials, including cotton and other materials used in the production of fabric, clothing, footwear, and accessories, as well as volatility and increases in labor (including increases in minimum wages and wage rates as a result of changes in laws or business practices), energy, shipping or distribution costs, pandemics or other health issues, such as COVID-19, and other costs, could result in significant increases in operating costs, as well as cost increases for our products and their distribution to our and our third-party partners’ distribution centers, retail locations, international franchise partners, and wholesale and retail customers. To the extent we are unable to offset any such increased costs through value engineering or price increases, such increased costs could have a material adverse effect on our business, financial position, results of operations, and cash flows.
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
Our single U.S. corporate headquarters is located in Secaucus, New Jersey. One of our company-operated distribution centers is located in Fort Payne, Alabama and supports our U.S. stores, wholesale, and e-commerce shipments in the U.S. Another company-operated distribution center is located in Mississauga, Ontario and supports all of our store fulfillment activities in Canada. We also use a third-party warehouse provider, with distribution centers located in Brownsburg, Indiana, to support our U.S. e-commerce operations, and Mississauga, Ontario to support our Canadian e-commerce operations. Our international franchise partners receive the vast majority of shipments of merchandise from our third-party warehouse provider located in Asia. On occasion, we may utilize additional facilities to support our seasonal warehousing needs. Damage to, or prolonged interruption of operations at, any of the Company-operated or third-party facilities due to a work stoppage, pandemics or other health issues, such as COVID-19, weather conditions such as a tornado, hurricane or flood, other natural disaster, fire, or other event could have a material adverse effect on our business, financial position, results of operations, and cash flows.
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
•the failure of a direct or indirect vendor or supplier to comply with local laws or industry standards or ethical business practices, including worker safety (e.g., fire safety and building codes), worker rights of association, freedom from harassment and coercion, unauthorized subcontracting or use of forced, indentured or child labor, social compliance with health and welfare standards, and environmental matters;
•financial, political, or societal instability, or military action, war or other conflict;
•the rising cost of doing business in particular countries;
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
We currently ship the vast majority of our products by ocean. If a disruption occurs in the operation of ports through which our products are exported or imported, or along the various shipping routes, we and our vendors may have to ship some or all of our products from Asia, Africa, and other regions by air freight or to or from alternative shipping destinations in the United States or in foreign countries. Shipping by air is significantly more expensive than shipping by ocean and our profitability could be materially reduced. Similarly, shipping to or from alternative destinations could lead to significantly increased costs for our products. A disruption at ports (domestic or abroad) through which our products are exported or imported or along the various shipping routes could have a material adverse effect on our business, financial position, results of operations, and cash flows.
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
For example, the outbreak of respiratory and other illnesses, including those caused by the COVID-19 virus, has led to worldwide work and travel restrictions which in turn has led to textile mill and factory closures and delays in reopening, and delays in workers returning to work, which have affected our third-party manufacturers. This viral outbreak continues to make it difficult for our suppliers to source raw materials, manufacture goods, and export our products. If the severity and reach of these illnesses continues or increases, there may be significant and material disruptions to our supply chain and operations, and disruptions in the manufacture, shipment, and sale of our products, which would have a material adverse effect on our business, financial position, results of operations, and cash flows.
Our success depends upon the service and capabilities of our management team. Changes in management or in our organizational structure, particularly in the most senior positions, or inadequate or ineffective management, could have a material adverse effect on our business.
Our business and success is materially dependent on retaining members of our senior leadership team, including our chief executive officer, and other key individuals within the organization, to formulate and execute the Company’s strategic and business plans. Leadership changes can be inherently difficult to manage and may cause material disruption to our management team or our business operations and financial results. Senior level management establishes the “tone at the top” by which an environment of ethical values, operating style, and management philosophy is fostered. Changes in senior management could lead to an environment that lacks inspiration and/or a lack of commitment by our employees, which could have a material adverse effect on our business.
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
RISKS RELATED TO THE COVID-19 PANDEMIC
The COVID-19 pandemic has significantly disrupted, and is expected to continue to disrupt, our business, which in turn could have a material adverse effect on our business, financial position, results of operations, and cash flows.
Since its onset in 2020, the COVID-19 pandemic has significantly negatively affected the domestic and global economies, significantly disrupted global supply chains, and created significant disruption of businesses, lifestyles, and the financial and retail markets, including a significant disruption in consumer demand for children’s clothing and accessories. Measures undertaken by governments, private organizations and individuals have addressed the pandemic and the disruption it has caused. Nonetheless, the COVID-19 pandemic is expected to continue to adversely affect business and personal life.
The COVID-19 pandemic has had, and will likely continue to have adverse effects on our business, financial position, results of operations, and cash flows. For example:
•The Company has experienced, and will likely continue to experience, reductions and volatility in demand for its retail products, and changes in consumer spending behaviors and needs (including because of the adoption of remote or hybrid learning models by schools) due to the COVID-19 pandemic, have adversely impacted and are likely to continue to adversely impact traffic in stores and sales, and such actions have resulted, and are likely to continue to result, in a loss of sales and profit.

•The Company has experienced, and will likely continue to experience, temporary disruptions in its global supply chain, as the COVID-19 outbreak has resulted in travel and shipping disruptions and has adversely impacted, and will likely continue to adversely impact, manufacturing and distribution throughout the world, including in all countries in which the Company’s products are produced. The receipt of products and raw materials has been, and will likely continue to be, slowed or disrupted, which has adversely impacted, and will likely continue to adversely impact, the fulfillment of merchandise orders from the Company’s vendors.
•In response to increased digital demand, the Company increased and will continue to increase the utilization of its third-party logistics providers to further support both our U.S. and Canadian e-commerce operations. This increased utilization has resulted and may continue to result in higher fulfillment costs for the Company.
•Due to delays in the manufacture, transportation and delivery of cargo during the COVID-19 pandemic, the Company had begun to factor in these delays in its inventory management planning. This has resulted in a material increase in the costs of transporting and importing the Company’s products from overseas factories. Also, in the event these deliveries arrive earlier than expected, we could experience materially increased costs and lower selling prices due to a need to dispose of excess inventory.
These disruptions to the domestic and global economies and to the Company’s business may lead to additional triggering events that may indicate that the carrying value of certain assets, including inventories, long-lived assets, and intangibles, may not be recoverable. Furthermore, the global situation is in a state of flux and the Company cannot foresee whether the outbreak of COVID-19 and/or variant viruses will be effectively contained, nor can it predict the severity and duration of the pandemic’s impact. As such, impacts of COVID-19 and/or variant viruses on the Company are highly uncertain, and the Company will continue to assess the operational and financial impacts. The disruptions caused by the COVID-19 pandemic, and all measures taken, and to be taken in the future, in response to it, including those described above, may have a material adverse effect on our business, financial position, results of operations, and cash flows.
RISKS RELATED TO CYBERSECURITY, DATA PRIVACY, INFORMATION TECHNOLOGY AND E-COMMERCE
A privacy breach, through a cybersecurity incident or otherwise, or failure to comply with privacy laws could have a material adverse effect on our business.
As part of normal operations, we and our third-party vendors, consultants and other partners receive and maintain confidential and personally identifiable information about our customers and employees, and confidential financial, intellectual property, and other proprietary information. We regard the protection of our customer, employee, and Company information as critical. The regulatory environment surrounding information security and privacy is very demanding, with the frequent imposition of new and changing significant requirements, such as the California Consumer Privacy Act and the California Privacy Rights Act, and more recently, the Virginia Consumer Data Protection Act, the Colorado Privacy Act, the Connecticut Data Privacy Act and the Utah Consumer Privacy Act, some of which involve significant costs to implement and significant penalties if not followed properly. A significant breach of federal, state, provincial, local, or international privacy laws could have a material adverse effect on our business, reputation, financial position, results of operations, and cash flows.
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
•the integration of the Gymboree brand in our stores and via our e-commerce website, the continued progress of our Sugar & Jade brand, and the launch of our newest brand, PJ Place;
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
The top holders of our common stock are predominantly large multi-national financial institutions. As of the end of Fiscal 2022, the top ten institutional holders own over 50% of our outstanding shares of common stock. These holdings would permit these institutions to approve proposals submitted to the vote of stockholders, which may be contrary to positions supported by our Board of Directors or management.
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
If we fail to comply with applicable laws and regulations, particularly wage and hour, accessibility, privacy and information security, product safety, and pricing, children’s online privacy protection, advertising, sweepstakes, contests, and marketing laws, we could be subject to legal and reputational risk, government enforcement action, and class action civil litigation, which could have a material adverse effect on our business, financial position, results of operations, and cash flows. Changes in regulation and how regulations are enforced, such as taxes, privacy and information security, product safety, trade, consumer credit, pricing, advertising, and marketing, healthcare or environmental protection, among others, could cause our expenses to increase, margins to decrease, or tax deductible expenses to decrease, which could lead to a material adverse effect on our business, financial position, results of operations, and cash flows.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.    PROPERTIES.
We lease all of our existing store locations in the United States, Puerto Rico, and Canada, with lease terms expiring through 2032. The average unexpired lease term for our stores is approximately 0.9 years in the United States, Puerto Rico, and Canada. Generally, we enter into initial lease terms ranging between 1-10 years at inception and provide for contingent rent based on sales in excess of specific minimums. We anticipate that we will be able to extend those leases which we wish to extend on satisfactory terms as they expire or relocate to more desirable locations.
The following table sets forth information with respect to certain of our non-store locations as of January 28, 2023:

Location	Use	Approximate Sq. Footage	Current Lease Term Expiration
Fort Payne, AL (1)	Store Distribution Center / E-commerce Fulfillment Center	700,000	Owned
Ontario, Canada (2)	Store Distribution Center / E-commerce Fulfillment Center	95,000	4/30/2024
500 Plaza Drive, Secaucus, NJ (3)	Corporate Offices	200,000	5/31/2029
Hong Kong, China (3)	Product Support	22,800	4/30/2024
Brownsburg, Indiana (4)	E-commerce Fulfillment Center	315,000	8/31/2024
Ontario, Canada (5)	E-commerce Fulfillment Center	184,000	9/9/2024
____________________________________________
(1)Supports our U.S. stores, wholesale, and e-commerce business.
(2)Supports our Canadian stores and our Canadian e-commerce business .
(3)Supports our U.S. stores, our e-commerce business, our Canadian stores, our international franchisees, and wholesale business.
(4)Supports our U.S. e-commerce business via a third-party provider. The Company's third-party provider currently utilizes 315,000 square feet of space in the 694,000 square foot facility. Occupancy costs are based on transaction volume.
(5)Supports our Canadian e-commerce business via a third-party provider. The Company's third-party provider currently utilizes 184,000 square feet of space in the 286,000 square foot facility. Occupancy costs are based on transaction volume.

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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is listed on the Nasdaq Global Select Market, or Nasdaq, under the symbol “PLCE”. On March 21, 2023, the number of holders of record of our common stock was 39 and the number of beneficial holders of our common stock was approximately 22,000.
In March 2018, our Board of Directors authorized a $250.0 million share repurchase program (the “2018 Share Repurchase Program”). In November 2021, our Board of Directors approved another $250.0 million share repurchase program (the “2021 Share Repurchase Program”), which added to the then remaining availability under the 2018 Share Repurchase Program. Under these programs, we may repurchase shares on the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under a program will depend on a variety of factors, including price, corporate and regulatory requirements, and other market and business conditions. We may suspend or discontinue the programs at any time and may thereafter reinstitute purchases, all without prior announcement. As of January 28, 2023, the 2018 Share Repurchase Program was exhausted, and there was $164.4 million remaining under the 2021 Share Repurchase Program. From March 2020 through July 2021, we suspended share repurchases, other than to satisfy withholding tax requirements of equity award recipients, due to the COVID-19 pandemic.
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
The following table summarizes our share repurchases:

	Fiscal Years Ended
	January 28, 2023		January 29, 2022
	Shares	Amount	Shares	Amount
	(in thousands)
Share repurchases related to:
Share repurchase program	1,953	$92,945	1,025	$85,648
Shares acquired and held in treasury	6	$293	4	$278
The following table provides a month-to-month summary of our share repurchase activity during the 13 weeks ended January 28, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs
10/30/22-11/29/22 (1)	373,055	$37.76	371,130	$164,367
11/30/22-12/31/22	—	—	—	164,367
1/1/23-1/28/23(2)	411	35.64	411	164,352
Total	373,466	$37.76	371,541	$164,352
____________________________________________
(1)    Includes 1,925 shares acquired as treasury stock as directed by participants in the Company’s deferred compensation plan and 30 shares withheld to cover taxes in conjunction with the vesting of stock awards.
(2) Includes 411 shares withheld to cover taxes in conjunction with the vesting of stock awards.

Equity Plan Compensation Information
On May 20, 2011, our shareholders approved the 2011 Equity Incentive Plan (the “2011 Equity Plan”). The following table provides information as of January 28, 2023, about the shares of our Common Stock that may be issued under our equity compensation plans.

	COLUMN (A)	COLUMN (B)	COLUMN (C)
Plan Category	Securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Securities remaining available for future issuances under equity compensation plans (excluding securities reflected in Column (A))
Equity Compensation Plans Approved by Security Holders	N/A	N/A	599,906
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A
Total	N/A	N/A	599,906
Performance Graph
The following graph compares the cumulative stockholder return on our Common Stock with the return of companies comprising the NASDAQ US Benchmark TR Index and the NASDAQ US Benchmark Retail TR Index. The graph and the table below assume that $100 was invested on February 2, 2018 in each of our Common Stock, the NASDAQ US Benchmark TR Index and the NASDAQ US Benchmark Retail TR Index.

300
250
200
150
100
50
0
Index Value
2/2/2018
1/31/2019
1/31/2020
1/30/2021
1/28/2029
1/28/2023
Period Ending
The Children's Place---"PLCE"
NASDAQ US Benchmark TR Index
NASDAQ US Benchmark Retail TR Index

	FY18	FY19	FY20	FY21	FY22
The Children's Place---"PLCE"	$67.56	$42.87	$52.79	$50.61	$31.32
NASDAQ US Benchmark TR Index	99.61	120.26	145.32	169.07	157.30
NASDAQ US Benchmark Retail TR Index	107.09	124.54	172.31	180.23	153.59
The table below sets forth the closing price of our Common Stock and the closing indices for the NASDAQ US Benchmark TR Index and the NASDAQ US Benchmark Retail TR Index on the last day of each of our last five fiscal years.

	FY18	FY19	FY20	FY21	FY22
The Children's Place---"PLCE"	$92.13	$59.67	$73.47	$70.44	$43.60
NASDAQ US Benchmark TR Index	2,335.10	2,819.09	3,406.63	3,963.21	3,687.47
NASDAQ US Benchmark Retail TR Index	3,240.82	3,768.85	5,214.30	5,453.85	4,647.98

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion should be read in conjunction with our audited financial statements and notes thereto included in Part IV, Item 15.Exhibits and Financial Statement Schedules. This Annual Report on Form 10-K contains or may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including but not limited to statements relating to the Company’s strategic initiatives and results of operations, including adjusted net income (loss) per diluted share. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “plan,” “project,” “expect,” “anticipate,” “estimate,” and similar words, although some forward-looking statements are expressed differently. These forward-looking statements are based upon the Company’s current expectations and assumptions and are subject to various risks and uncertainties that could cause actual results and performance to differ materially. Some of these risks and uncertainties are described in the Company’s filings with the Securities and Exchange Commission, including in Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K for the fiscal year ended January 28, 2023. Included among the risks and uncertainties that could cause actual results and performance to differ materially are the risk that the Company will be unsuccessful in gauging fashion trends and changing consumer preferences, the risks resulting from the highly competitive nature of the Company’s business and its dependence on consumer spending patterns, which may be affected by changes in economic conditions (including inflation), the risks related to the COVID-19 pandemic, including the impact of the COVID-19 pandemic on our business or the economy in general, the risk that the Company’s strategic initiatives to increase sales and margin are delayed or do not result in anticipated improvements, the risk of delays, interruptions, disruptions and higher costs in the Company’s global supply chain, including resulting from COVID-19 or other disease outbreaks, foreign sources of supply in less developed countries, more politically unstable countries, or countries where vendors fail to comply with industry standards or ethical business practices, including the use of forced, indentured or child labor, the risk that the cost of raw materials or energy prices will increase beyond current expectations or that the Company is unable to offset cost increases in inputs through value engineering or price increases, various types of litigation, including class action litigations brought under consumer protection, employment, and privacy and information security laws and regulations, the imposition of regulations affecting the importation of foreign-produced merchandise, including duties and tariffs, and the uncertainty of weather patterns. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
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
•Fiscal 2022 — The fifty-two weeks ended January 28, 2023
•Fiscal 2021 — The fifty-two weeks ended January 29, 2022
•Fiscal 2020 — The fifty-two weeks ended January 30, 2021
•Fiscal 2023 — Our next fiscal year representing the fifty-three weeks ending February 3, 2024
•SEC — U.S. Securities and Exchange Commission
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
Our Business
We are the largest pure-play children’s specialty apparel retailer in North America. We design, contract to manufacture, sell at retail and wholesale, and license to sell, trend right, high quality merchandise predominantly at value prices, primarily under our proprietary “The Children’s Place”, “Place”, “Baby Place”, “Gymboree”, “Sugar & Jade”, and “PJ Place” brand names. As of January 28, 2023, we had 613 stores across North America, our e-commerce business at www.childrensplace.com, www.gymboree.com, www.sugarandjade.com, and www.pjplace.com, and had 220 international points of distribution with our five franchise partners in 15 countries.
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
COVID-19 Pandemic
As a result of the impact of the COVID-19 pandemic, we continue to experience disruptions in our business and we have experienced, and will likely continue to experience, disruptions in our global supply chain, which have caused delays in the production and transportation of our products, which we are mitigating through shifting production schedules.
Recent Developments
Recent macroeconomic conditions have increased the cost of goods and services necessary to produce, import, and distribute our products, including cotton and other materials used in production, as well as labor, transportation, fuel and energy. The same inflationary pressures have adversely affected our core customer, resulting in a decrease in discretionary apparel purchases during Fiscal 2022. We expect these increased product input costs, transportation costs and inflationary pressures to continue to impact Fiscal 2023.
Operating Highlights
Net sales decreased $206.9 million, or 10.8%, to $1.708 billion during Fiscal 2022 from $1.915 billion during Fiscal 2021. The decrease in net sales was primarily due to lapping the COVID-19 stimulus relief program and enhanced child tax credits last year, the impact of a slowdown in consumer demand resulting from the unprecedented inflation impacting our customer, an increase in promotional activity across the sector and the impact of permanent store closures. During Fiscal 2022, we closed 59 stores and did not open any new stores.
Gross profit decreased $280.5 million, or 35.3%, to $514.2 million during Fiscal 2022 from $794.7 million during Fiscal 2021. Gross margin decreased 1,140 basis points to 30.1% during Fiscal 2022 from 41.5% during Fiscal 2021. The decrease in gross margin resulted primarily from higher cotton and inbound supply chain costs, lower merchandise margins due to a highly promotional environment, higher distribution expenses, increased shipping costs due to rate increases and higher levels of split customer shipments, and the deleverage of fixed expenses resulting from the decline in net sales.
Operating income (loss) decreased $277.1 million to a loss of $1.5 million during Fiscal 2022 from income of $275.6 million during Fiscal 2021. Operating margin deleveraged 1,450 basis points to (0.1)% of net sales.
Net income (loss) decreased $188.3 million to a loss of $1.1 million, or $(0.09) per diluted share, during Fiscal 2022, compared to income of $187.2 million, or $12.59 per share, during Fiscal 2021.

While we continue to face a challenging macroeconomic environment, including increases in the cost of goods and services necessary to produce, import, and distribute our products, including cotton and other inputs, as well as labor, transportation, fuel and energy and continuing uncertainty regarding the future impact of the COVID-19 pandemic, we continue to focus on our key strategic growth initiatives – superior product, digital transformation, alternative channels of distribution, and fleet optimization.
Digital remains our top priority and we continue to expand our digital capabilities. We have migrated to a new responsive site and mobile application, and we have expanded our partnerships with our outside providers to help us monitor and reallocate our marketing budgets in a more efficient and timely manner to drive acquisition, retention and reactivation. Starting in the second half of Fiscal 2022, the results from our new marketing strategies have been very encouraging and we are positioning marketing as a key growth lever in Fiscal 2023 and beyond. As our digital business continues to expand, we continue to strengthen our partnership with our third party logistics providers in an effort to provide our customer with a best-in-class digital experience.
We continue to evaluate our store fleet through our fleet optimization initiative. We have closed 586 stores since the announcement of our fleet optimization initiative in 2013, including 59 during Fiscal 2022. With over 75% of our store fleet coming up for lease action in the next 24 months, we continue to maintain meaningful financial flexibility in our lease portfolio.
In March 2018, our Board of Directors authorized a $250.0 million share repurchase program (the “2018 Share Repurchase Program”). In November 2021, our Board of Directors approved another $250.0 million share repurchase program (the “2021 Share Repurchase Program”), which added to the then remaining availability under the 2018 Share Repurchase Program. During Fiscal 2022, we repurchased approximately 2.0 million shares of our common stock for $92.9 million, consisting of shares surrendered to cover tax withholdings associated with the vesting of equity awards and shares acquired in the open market. As of January 28, 2023, the 2018 Share Repurchase Program was exhausted, and there was $164.4 million remaining under the 2021 Share Repurchase Program.
We have subsidiaries whose operating results are based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars. The table below summarizes the average translation rates that most significantly impact our operating results:

	Fiscal Years Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Average Translation Rates (1)
Canadian dollar	0.7469	0.7986	0.7481
Hong Kong dollar	0.1277	0.1286	0.1290
Chinese renminbi	0.1432	0.1548	0.1459
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
We review all stores that have reached comparable sales status for impairment on at least an annual basis, or sooner if circumstances so dictate. We believe waiting this period of time allows a store to reach a maturity level where a more comprehensive analysis of financial performance can be performed. For each store that shows indications of impairment, we perform a recoverability test comparing estimated undiscounted future cash flows to the carrying value of the related long-lived assets. If the undiscounted future cash flows are less than the related net book value of the long-lived assets, they are written down to their fair market value. We primarily use discounted future cash flows directly associated with those assets, which consist principally of property and equipment and right-of-use (“ROU”) lease assets, to determine their fair market values. Estimating the fair market value of long-lived assets using the discounted cash flow model requires management to estimate future revenues, expenses, discount rates, long-term growth rates, and other factors in order to project future cash flows. The assumptions used to assess impairment consider external and internal factors. External factors comprise the local environment in which the store resides, including mall traffic, competition, and their effect on sales trends, as well as macroeconomic factors, such as the global pandemic. Internal factors include our ability to gauge the fashion taste of our customers, control over variable costs such as cost of sales and payroll, and in certain cases, our ability to renegotiate lease costs. In addition, the Company utilizes market-corroborated inputs, including sales per square foot and cost of occupancy rates, in its calculation of the fair value of its ROU assets and any necessary discounting required for rent rates based on macroeconomic conditions or local mall conditions. If external factors should change unfavorably, if actual sales should differ from our projections, or if our ability to control costs is insufficient to sustain the necessary cash flows, changes in these estimates can have a significant impact on the assessment of fair market value, which could result in material impairment charges.
Impairment of Indefinite-Lived Intangible Assets
Intangible assets with indefinite lives consist primarily of trademarks and acquired tradenames, which are tested for impairment annually at the end of December or whenever circumstances indicate that a decline in value may have occurred. We estimate the fair value of these intangible assets based on an income approach using the relief-from-royalty method. Estimating the fair value of indefinite-lived intangible assets using the relief-from-royalty method requires management to estimate future revenues, royalty rates, discount rates, long-term growth rates, and other factors in order to project future cash flows. If macroeconomic conditions deteriorate, if interest rates increase, or if actual sales should differ from our projections, changes in these estimates can have a significant impact on the assessment of fair value, which could result in material impairment charges.
We performed our annual impairment assessment of the Gymboree tradename as of December 31, 2022 and determined there was no impairment to the tradename. Based on the impairment assessment, the fair value of the Gymboree tradename exceeded the carrying value by approximately $10.0 million. The discount rate used in our annual impairment testing was 12.0%, which was developed with the assistance of an independent third-party valuation specialist.
Unfavorable changes in certain of our key assumptions may affect future testing results. For example, keeping all other assumptions constant, a 100-basis point increase in the discount rate would cause the estimated fair value of the Gymboree tradename to decrease by approximately $8.0 million. In addition, keeping all other assumptions constant, a 10% reduction in revenue growth rates across the discrete forecast period would cause the estimated fair value of our Gymboree tradename to decrease by approximately $8.0 million.
In each of the examples above, the estimated fair value of the Gymboree tradename would approximate its carrying value.
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
Stock-Based Compensation
We account for stock-based compensation according to the provisions of FASB ASC 718— Compensation-Stock Compensation. We grant time-vesting and performance-based stock awards to employees at various management levels. We also grant time-vesting stock awards to our non-employee directors. Time-vesting awards are granted in the form of restricted stock units that require each recipient to complete a service period (“Deferred Awards”). Deferred Awards granted to employees generally vest ratably over three years. Deferred Awards granted to non-employee directors generally vest after one year. Performance-based stock awards are granted in the form of restricted stock units, which have performance criteria that must be achieved for the awards to be earned, in addition to a service period requirement (“Performance Awards”), and each Performance Award has a defined number of shares that an employee can earn (the “Target Shares”). With the approval of the Human Capital & Compensation Committee, we may settle vested Deferred Awards and Performance Awards in shares, in a cash amount equal to the market value of such shares at the time all requirements for delivery of the award have been met, or in part shares and cash. For Performance Awards granted in Fiscal 2022, employees may earn from 0% to 200% of their Target Shares, for Performance Awards granted in Fiscal 2021, employees earn from 0% to 300% of their Target Shares, and for Performance Awards granted in Fiscal 2020, employees may earn from 0% to 250% of their Target Shares, based on the terms of the award and our achievement of certain performance goals established at the beginning of the applicable service period. Performance Awards cliff vest, if earned, after completion of the applicable service period, which is generally three years. The expense recognized for Performance Awards throughout the service period and the number of shares that are projected to ultimately vest, are based on the estimated degree to which the related performance metrics are expected to be achieved. Actual performance may differ from such projections, which would impact the number of shares that vest and the total amount of expense recognized for the related Performance Awards, which could have a material impact on our consolidated financial statements.
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

The following table sets forth, for the periods indicated, selected data from Statements of Operations expressed as a percentage of net sales. We primarily evaluate the results of our operations as a percentage of net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of net sales (i.e., “basis points”). For example, SG&A increased approximately 300 basis points to 27.0% of net sales during Fiscal 2022 from 24.0% during Fiscal 2021. Accordingly, to the extent that our sales have increased at a faster rate than our costs (i.e., “leveraging”), the more efficiently we have utilized the investments we have made in our business. Conversely, if our sales decrease or if our costs grow at a faster pace than our sales (i.e., “deleveraging”), we have less efficiently utilized the investments we have made in our business.

	Fiscal Years Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Net sales	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization)	69.9	58.5	78.1
Gross profit	30.1	41.5	21.9
Selling, general, and administrative expenses	27.0	24.0	28.1
Depreciation and amortization	3.0	3.0	4.4
Asset impairment charges	0.2	0.1	2.5
Operating income (loss)	(0.1)	14.4	(13.1)
Income (loss) before provision (benefit) for income taxes	(0.9)	13.4	(13.9)
Provision (benefit) for income taxes	(0.8)	3.6	(4.7)
Net income (loss)	(0.1)%	9.8%	(9.2)%
Number of Company stores, end of period	613	672	749
The following table sets forth net sales by segment, for the periods indicated:

	Fiscal Years Ended
	January 28, 2023	January 29, 2022	January 30, 2021
	(in thousands)
Net sales:
The Children’s Place U.S.	$1,533,934	$1,723,887	$1,372,079
The Children’s Place International	174,548	191,477	150,519
Total net sales	$1,708,482	$1,915,364	$1,522,598
Fiscal 2022 Compared to Fiscal 2021
Net sales decreased $206.9 million, or 10.8%, to $1.708 billion during Fiscal 2022 from $1.915 billion during Fiscal 2021. The decrease was primarily due to lapping the COVID-19 stimulus relief program and enhanced child tax credits last year, the impact of a slowdown in consumer demand resulting from the unprecedented inflation impacting our customer, an increase in promotional activity across the sector and the impact of permanent store closures.
The Children’s Place U.S. net sales decreased $190.0 million, or 11.0%, to $1.534 billion during Fiscal 2022, compared to $1.724 billion during Fiscal 2021. The decrease was primarily due to lapping the COVID-19 stimulus relief program and enhanced child tax credits last year, the impact of a slowdown in consumer demand resulting from the unprecedented inflation impacting our customer, an increase in promotional activity across the sector and the impact of permanent store closures, offset by an increase in wholesale revenue related to our business relationship with Amazon.
The Children’s Place International net sales decreased $17.0 million, or 8.9%, to $174.5 million during Fiscal 2022, compared to $191.5 million during Fiscal 2021. The decrease was primarily driven by the impact of unprecedented inflation on our customer and permanent store closures.
Total e-commerce sales, which include postage and handling, were 47.7% of net retail sales and 44.0% of net sales during Fiscal 2022, compared to 46.6% and 44.8%, respectively, during Fiscal 2021.
Gross profit decreased $280.5 million, or 35.3%, to $514.2 million during Fiscal 2022 from $794.7 million during Fiscal 2021. Gross margin decreased 1,140 basis points to 30.1% during Fiscal 2022 from 41.5% during Fiscal 2021. Fiscal 2022 results included a one-time reversal of expense due to fleet optimization of $0.6 million. Fiscal 2021 included incremental expenses, including personal protective equipment and incentive pay for our associates of $1.4 million. Excluding the impact of these charges, gross margin deleveraged 1,150 basis points to 30.1% of net sales, primarily due to higher cotton and inbound supply chain costs, lower merchandise margins due to a highly promotional environment, higher distribution expenses, increased shipping costs due to rate increases and higher levels of split customer shipments, and the deleverage of fixed expenses resulting from the decline in net sales.
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
Selling, general, and administrative expenses increased $1.8 million, or 0.4%, to $461.0 million during Fiscal 2022 from $459.2 million during Fiscal 2021. As a percentage of net sales, SG&A increased 300 basis points to 27.0% during Fiscal 2022 from 24.0% during Fiscal 2021. Fiscal 2022 results included incremental expenses, including restructuring costs of $1.9 million, fleet optimization costs of $1.8 million, professional and consulting fees of $0.7 million, a provision for foreign settlement of $0.4 million, and a provision for legal settlement of $0.4 million. Fiscal 2021 results included incremental expenses, including personal protective equipment and incentive pay for our associates of $1.6 million, restructuring costs, primarily related to severance costs for corporate and store associates, of $2.3 million, fleet optimization costs of $2.4 million, and contract termination costs of $0.8 million. Excluding the impact of these charges, SG&A expenses deleveraged 310 basis points to 26.7% of net sales, primarily as a result of the deleverage of fixed expenses resulting from the decline in net sales as well as inflationary pressures and higher planned marketing spend, partially offset by lower incentive compensation.
Asset impairment charges were $3.3 million during Fiscal 2022, inclusive of ROU assets, compared to $1.5 million during Fiscal 2021. These charges were related to underperforming stores identified in our ongoing store portfolio evaluation primarily as a result of decreased net sales and cash flow projections.
Depreciation and amortization was $51.5 million during Fiscal 2022, compared to $58.4 million during Fiscal 2021. This decrease was primarily driven by reduced depreciation of capitalized software, the permanent closure of 59 stores during Fiscal 2022, and a decrease in net book value as a result of the impairment charges recorded in Fiscal 2022.
Operating income (loss) decreased $277.1 million to a loss of $1.5 million during Fiscal 2022 from income of $275.6 million during Fiscal 2021. Operating margin deleveraged 1,450 basis points to (0.1%) of net sales in Fiscal 2022. Fiscal 2022 and Fiscal 2021 results included incremental operating expenses of $8.6 million and $12.9 million, respectively, as described above, and included all asset impairment charges recorded. Excluding the impact of these incremental charges, operating margin deleveraged 1,470 basis points to 0.4% of net sales.
Interest expense, net was $13.2 million during Fiscal 2022, compared to $18.6 million during Fiscal 2021. The decrease in interest expense was driven by the combination of the elimination of fees and lower average interest rates associated with the refinancing of the revolving credit facility and term loan in the prior year, partially offset by increases in the floating interest rate on the Company’s revolving credit facility in Fiscal 2022 and higher average borrowings.
Provision (benefit) for income taxes was a benefit of $13.6 million during Fiscal 2022, compared to an expense of $69.9 million during Fiscal 2021. Our effective tax rate was a benefit of 92.3% and an expense of 27.2% during Fiscal 2022 and Fiscal 2021, respectively. The change in the effective tax rate for Fiscal 2022 compared to Fiscal 2021 resulted from a favorable mix of earnings compared to prior year and the release of a reserve for unrecognized tax benefits as a result of a settlement with a taxing authority in the first quarter of Fiscal 2022.
Net income (loss) decreased to a loss of $1.1 million, or $(0.09) per diluted share, during Fiscal 2022, compared to income of $187.2 million, or $12.59 per share, during Fiscal 2021, due to the factors discussed above.
Fiscal 2021 Compared to Fiscal 2020
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2022 for the Fiscal 2021 to Fiscal 2020 comparative discussion.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our working capital needs typically follow a seasonal pattern, peaking during the third fiscal quarter based on seasonal inventory purchases. Our primary uses of cash are for working capital requirements, which are principally inventory purchases, the financing of capital projects, including investments in new systems, and for the capital return program.
On November 16, 2021, we completed the refinancing of the previous $360.0 million asset-based revolving credit facility (the “Previous ABL Credit Facility”) and our previous $80.0 million term loan (the “Previous Term Loan”) with a new lending group led by an affiliate of Wells Fargo by entering into the Fourth Amendment to our Credit Agreement with the lenders party thereto. The new debt consists of a $350.0 million asset-based revolving credit facility (the “ABL Credit Facility”) and a $50.0 million term loan (the “Term Loan”). See “ABL Credit Facility and Term Loan” below for further information.
Our working capital deficit increased $76.1 million to $86.4 million at January 28, 2023, compared to $10.3 million at January 29, 2022, primarily reflecting higher outstanding borrowings under our ABL Credit Facility and a decrease in our cash balance, partially offset by higher receivables and lower payables balances, and a higher inventory balance, reflecting higher average unit costs, higher inbound transportation costs, and amounts on hand to support growth initiatives. During Fiscal 2022, we repurchased approximately 2.0 million shares for $92.9 million. During Fiscal 2021, we repurchased approximately 1.0 million shares for $85.6 million.
At January 28, 2023, we had $287.0 million of outstanding borrowings under our $350.0 million asset-based revolving credit facility. As of January 28, 2023, we had total liquidity of $37.3 million, including $20.6 million of availability under our ABL Credit Facility (after factoring in our excess availability requirement), and $16.7 million of cash on hand. In addition, at January 28, 2023, we had $7.4 million of outstanding letters of credit with an additional $42.6 million available for issuing letters of credit under our ABL Credit Facility.
We expect to be able to meet our working capital and capital expenditure requirements for the foreseeable future by using our cash on hand, cash flows from operations, and availability under our ABL Credit Facility.
ABL Credit Facility and Term Loan
We and certain of our subsidiaries maintain a $350.0 million ABL Credit Facility and a $50.0 million Term Loan with Wells Fargo Bank, National Association (“Wells Fargo”), Truist Bank, Bank of America, N.A., HSBC Business Credit (USA) Inc., and JPMorgan Chase Bank, N.A., as lenders (collectively, the “Lenders”) and Wells Fargo, as Administrative Agent, Collateral Agent, Swing Line Lender and Term Agent. Both the ABL Credit Facility and the Term Loan mature in November 2026, and both of these debt facilities have lower interest rates, reduced reporting requirements, and increased flexibility under the covenants compared to the Previous ABL Credit Facility and Previous Term Loan.
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
For Fiscal 2022, Fiscal 2021, and Fiscal 2020, we recognized $10.2 million, $7.0 million, and $8.2 million, respectively, in interest expense related to the ABL Credit Facility and Previous ABL Credit Facility.
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

The ABL Credit Facility contains covenants, which include conditions on stock buybacks and the payment of cash dividends or similar payments, and a fixed-charge coverage ratio covenant, which only becomes effective in the event that borrowings exceed $315.0 million. These covenants also limit our ability to incur certain liens, to incur certain indebtedness, to make certain investments, acquisitions, or dispositions, or to change the nature of our business.
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
The table below presents the components of our ABL Credit Facility and Previous ABL Credit Facility:

	January 28, 2023	January 29, 2022
	(in millions)
Credit facility maximum	$350.0	$350.0
Borrowing base (1)	350.0	279.7

Outstanding borrowings	287.0	175.3
Letters of credit outstanding—standby	7.4	7.4
Utilization of credit facility at end of period	294.4	182.7

Availability (2) (3)	$55.6	$97.0

Interest rate at end of period	5.9%	1.6%

	Fiscal Years Ended
	January 28, 2023	January 29, 2022
Average end of day loan balance during the period	$274.9	$187.0
Highest end of day loan balance during the period	$297.7	$269.7
Average interest rate	3.7%	3.6%
____________________________________________
(1)Lower of the credit facility maximum or the total borrowing base collateral.
(2)The sub-limit availability for the letters of credit was $42.6 million at January 28, 2023 and January 29, 2022.
(3)The ABL Credit Facility contains an excess availability requirement which would effectively reduce this amount to $20.6 million.
The Term Loan bears interest, payable monthly, at (a) the LIBOR Rate plus 2.50% for any portion that is a LIBOR loan, or (b) the base rate plus 1.75% for any portion that is a base rate loan. The Term Loan is pre-payable at any time without penalty, and does not require amortization. For Fiscal 2022, Fiscal 2021, and Fiscal 2020, we recognized $2.3 million, $5.9 million and $2.6 million, respectively, in interest expense related to the Term Loan and the Previous Term Loan.
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
Both the ABL Credit Facility and the Term Loan contain customary events of default, which include (subject in certain cases to customary grace and cure periods), nonpayment of principal or interest, breach of covenants, failure to pay certain other indebtedness, and certain events of bankruptcy, insolvency or reorganization. As of January 28, 2023 and January 29, 2022, unamortized deferred financing costs amounted to $2.3 million and $2.9 million, respectively, of which $2.0 million and $2.6 million, respectively, related to our asset-based revolving credit facility.
Cash Flows and Capital Expenditures
Cash used in operating activities was $8.2 million during Fiscal 2022, compared to $133.3 million of cash generated from operating activities during Fiscal 2021. Cash used in operating activities during Fiscal 2022 was primarily the result of a higher inventory balance, reflecting higher average unit costs, higher inbound transportation costs, and amounts on hand to support growth initiatives, as well as other planned changes in working capital, partially offset by the receipt of a net income tax refund of $15.0 million. Cash generated from operating activities during Fiscal 2021 was primarily the result of earnings generated during the period, partially offset by planned changes in working capital, which brought our vendor payables in line with historical payment terms.
Cash used in investing activities was $45.9 million during Fiscal 2022, compared to $29.3 million during Fiscal 2021. The increase was driven by capital expenditures primarily related to digital and supply chain fulfillment initiatives.
Cash provided by financing activities was $17.1 million during Fiscal 2022, compared to cash used in financing activities of $112.7 million during Fiscal 2021. Cash provided by financing activities during Fiscal 2022 primarily resulted from additional net borrowings under our ABL Credit Facility, partially offset by increased repurchases of our common stock during Fiscal 2022 compared to Fiscal 2021.
Our ability to continue to meet our capital requirements in Fiscal 2023 depends on our cash on hand, our ability to generate cash flows from operations, and available borrowings under our ABL Credit Facility. Cash flows generated from operations depends on our ability to achieve our financial plans. We believe that our existing cash on hand, cash generated from operations, and funds available to us through our ABL Credit Facility will be sufficient to fund our capital and other cash requirements for the foreseeable future.
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
The following table sets forth certain statement of operations data for each of our last four fiscal quarters. The quarterly statement of operations data set forth below reflect, in our opinion, all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the results of operations for these fiscal quarters (unaudited):

	Fiscal Year Ended January 28, 2023
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except earnings per share)
Net sales	$362,350	$380,885	$509,120	$456,126
Gross profit	141,905	115,463	176,931	79,724
Selling, general, and administrative expenses	109,036	114,672	106,631	130,494
Depreciation and amortization	13,615	13,241	12,463	12,145
Asset impairment charges	—	1,379	—	1,877
Operating income (loss)	19,254	(13,829)	57,837	(64,792)
Income (loss) before provision (benefit) for income taxes	17,549	(16,418)	54,051	(69,943)
Provision (benefit) for income taxes	(2,282)	(3,120)	11,196	(19,419)
Net income (loss)	$19,831	$(13,298)	$42,855	$(50,525)

Diluted earnings (loss) per share	$1.43	$(1.01)	$3.26	$(4.10)
Diluted weighted average common shares outstanding	13,841	13,147	13,162	12,332

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
Interest Rates
Our ABL Credit Facility bears interest at a floating rate equal to the prime rate or LIBOR, plus a calculated spread based on our average excess availability under the facility. As of January 28, 2023, we had $287.0 million in borrowings outstanding under our ABL Credit Facility. A 10% change in the prime rate or LIBOR interest rates would not have had a material impact on our interest expense.
Our Term Loan bears interest, payable monthly, at (a) the LIBOR Rate plus 2.50% for any portion that is a LIBOR loan, or (b) the base rate plus 1.75% for any portion that is a base rate loan. As of January 28, 2023, the outstanding balance of the Term Loan was $50.0 million. A 10% change in the three month LIBOR Rate would not have had a material impact on our interest expense.
Assets and Liabilities of Foreign Subsidiaries
Assets and liabilities outside the United States are primarily located in Canada and Hong Kong, where our investments in our subsidiaries are considered long-term. As of January 28, 2023, net assets in Canada and Hong Kong amounted to $23.3 million. A 10% increase or decrease in the Canadian and Hong Kong foreign currency exchange rates would increase or decrease the corresponding net investment by $2.3 million. All changes in the net investments in our foreign subsidiaries are recorded in other comprehensive income (loss).
As of January 28, 2023, we had $9.0 million of our cash and cash equivalents held in foreign subsidiaries, of which $3.1 million was in Canada, $2.1 million was in India, $1.9 million was in China, and $1.7 million was in Hong Kong.
Foreign Operations
We have exchange rate exposure primarily with respect to certain revenues and expenses denominated in Canadian dollars. As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses. Assuming a 10% change in foreign currency exchange rates, Fiscal 2022 net sales would have decreased or increased by approximately $15 million, and total costs and expenses would have decreased or increased by approximately $19 million. Additionally, we have foreign currency denominated receivables and payables that, when settled, result in transaction gains or losses. A 10% change in foreign currency exchange rates would not result in a significant transaction gain/loss in earnings.
We import a vast majority of our merchandise from foreign countries, primarily Bangladesh, Ethiopia, Cambodia, Vietnam, India, Indonesia and China. Consequently, any significant or sudden change in the political, foreign trade, financial, banking, or currency policies and practices, or the occurrence of significant labor unrest in these countries, could have a material adverse impact on our business, financial position, results of operations, and cash flows.

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
Management, including our Chief Executive Officer and President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act, as of January 28, 2023. Based on that evaluation, our Chief Executive Officer and President and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level, as of January 28, 2023, to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive, principal accounting, and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Chief Financial Officer, we conducted an evaluation of the design and effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 28, 2023. Our independent registered public accounting firm that audited the consolidated financial statements included in this annual report has issued an attestation report on our internal control over financial reporting, which is included herein.
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of The Children’s Place, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited The Children’s Place, Inc. and subsidiaries’ internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Children’s Place, Inc. and subsidiaries (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of January 28, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 28, 2023, and January 29, 2022, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended January 28, 2023, and the related notes and our report dated March 28, 2023 expressed an unqualified opinion thereon.
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
March 28, 2023

ITEM 9B.    OTHER INFORMATION.
None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required to be included by Item 10 of Form 10-K will be set forth in the Company’s proxy statement for its 2023 annual meeting of stockholders to be filed with the SEC within 120 days after January 28, 2023 (the “Proxy Statement”) and is incorporated by reference herein.

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
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
(a)(1) Financial Statements
The following documents are filed as part of this report:

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of The Children’s Place, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Children’s Place, Inc. and subsidiaries (the “Company”) as of January 28, 2023 and January 29, 2022, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended January 28, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 28, 2023 and January 29, 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 28, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 28, 2023, expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment Assessment of Long-Lived Assets

Description of the Matter
As discussed in Note 4 to the consolidated financial statements, during the year ending January 28, 2023, the Company recorded impairment charges of $3.3 million on its store related long-lived assets. The Company reviews its long-lived assets for each store, including any right of use asset for indicators of impairment. When events indicate that their carrying values may not be recoverable, the Company estimates future cash flows over the remaining lease term and compares the total undiscounted cash flows to the carrying value of the related long-lived assets. If the undiscounted cash flows are less than the related carrying value of the long-lived assets, they are written down to their fair values.
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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's long-lived asset impairment review process. These procedures included testing controls over management’s review of the data used in the cash flow projections and valuation models, as well as the review of significant assumptions including estimates of future revenue and gross margin.
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

Valuation of Gymboree Tradename

Description of the Matter
At January 28, 2023, the Company’s Gymboree tradename had a carrying value of $70.0 million. As discussed in Note 1 to the consolidated financial statements, the Company tests the indefinite-lived tradename for impairment at least annually, or more frequently when events or changes in circumstances indicate that a decline in value may have occurred. An impairment loss is recognized when the fair value of tradename is less than the carrying value.
Auditing management’s Gymboree tradename impairment test is complex and involves a high degree of subjectivity due to the level of management judgment and estimation necessary to determine the fair value of the tradename. The significant assumptions used in management’s fair value analysis includes future net sales for the brand, royalty rates, and the weighted average cost of capital. These assumptions are forward-looking and changes in market, industry and company-specific conditions could materially impact the determination of the fair value of these assets and the measurement of an impairment.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s valuation of the Gymboree tradename. This included testing management’s review controls relating to the Company’s valuation model and significant assumptions, described above.
To test the fair value of the Gymboree tradename, we performed audit procedures that included, among others, assessing the methodology and significant assumptions used for the purposes of performing the impairment test and engaging our valuation specialist to assess the appropriateness of the valuation model, royalty rates and the reasonableness of the weighted average cost of capital used in the valuation. We evaluated the Company’s revenue projections by considering their current business strategies as well as current and historical experience. Further, we performed sensitivity analyses of the significant assumptions to evaluate the changes in the fair value of the Gymboree tradename that would result from changes in the assumptions.

/S/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Iselin, New Jersey
March 28, 2023

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 28, 2023	January 29, 2022
	(in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$16,689	$54,787
Accounts receivable	49,584	21,863
Inventories	447,795	428,813
Prepaid expenses and other current assets	47,875	76,075
Total current assets	561,943	581,538
Long-term assets:
Property and equipment, net	149,874	155,006
Right-of-use assets	155,481	194,653
Tradenames, net	70,891	71,692
Deferred income taxes	36,616	23,109
Other assets	11,476	11,462
Total assets	$986,281	$1,037,460

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving loan	$286,990	$175,318
Accounts payable	177,147	183,758
Current portion of operating lease liabilities	78,576	91,097
Income taxes payable	6,014	10,984
Accrued expenses and other current liabilities	99,658	130,669
Total current liabilities	648,385	591,826
Long-term liabilities:
Long-term debt	49,752	49,685
Long-term portion of operating lease liabilities	96,482	134,761
Income taxes payable	17,199	14,939
Other tax liabilities	2,757	8,689
Other long-term liabilities	13,228	12,088
Total liabilities	827,803	811,988
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock, $1.00 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.10 par value, 100,000 shares authorized; 12,292 and 13,964 issued; 12,225 and 13,903 outstanding	1,229	1,396
Additional paid-in capital	150,956	160,348
Treasury stock, at cost (67 and 61 shares)	(3,736)	(3,443)
Deferred compensation	3,736	3,443
Accumulated other comprehensive loss	(16,247)	(14,186)
Retained earnings	22,540	77,914
Total stockholders’ equity	158,478	225,472
Total liabilities and stockholders’ equity	$986,281	$1,037,460

 See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	January 28, 2023	January 29, 2022	January 30, 2021
	(in thousands, except earnings (loss) per common share)
Net sales	$1,708,482	$1,915,364	$1,522,598
Cost of sales (exclusive of depreciation and amortization)	1,194,320	1,120,624	1,189,347
Gross profit	514,162	794,740	333,251
Selling, general, and administrative expenses	460,972	459,169	428,234
Depreciation and amortization	51,464	58,417	66,405
Asset impairment charges	3,256	1,506	38,527
Operating income (loss)	(1,530)	275,648	(199,915)
Interest expense	(13,324)	(18,634)	(11,906)
Interest income	92	16	63
Income (loss) before provision (benefit) for income taxes	(14,762)	257,030	(211,758)
Provision (benefit) for income taxes	(13,624)	69,859	(71,393)
Net income (loss)	$(1,138)	$187,171	$(140,365)

Earnings (loss) per common share
Basic	$(0.09)	$12.82	$(9.59)
Diluted	$(0.09)	$12.59	$(9.59)

Weighted average common shares outstanding
Basic	13,041	14,597	14,631
Diluted	13,041	14,870	14,631

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Years Ended
	January 28, 2023	January 29, 2022	January 30, 2021
	(in thousands)
Net income (loss)	$(1,138)	$187,171	$(140,365)
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,061)	(370)	477
Change in fair value of cash flow hedges, net of income taxes	—	—	(748)
Total comprehensive income (loss)	$(3,199)	$186,801	$(140,636)

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
			Additional		Retained	Other			Total
	Common Stock		Paid-In	Deferred	Earnings	Comprehensive	Treasury Stock		Stockholders’
(in thousands)	Shares	Amount	Capital	Compensation	(Deficit)	Loss	Shares	Amount	Equity
Balance, February 1, 2020	14,762	$1,476	$139,041	$2,956	$108,215	$(13,545)	(51)	$(2,956)	$235,187
Vesting of stock awards	173	17	(17)						—
Stock-based compensation expense			14,316						14,316
Purchase and retirement of common stock	(294)	(29)	(4,821)		(10,640)				(15,490)
Other comprehensive loss						(271)			(271)
Deferral of common stock into deferred compensation plan				209			(6)	(209)	—
Net loss					(140,365)				(140,365)
Balance, January 30, 2021	14,641	$1,464	$148,519	$3,165	$(42,790)	$(13,816)	(57)	$(3,165)	$93,377
Vesting of stock awards	348	35	(35)						—
Stock-based compensation expense			30,942						30,942
Purchase and retirement of common stock	(1,025)	(103)	(19,078)		(66,467)				(85,648)
Other comprehensive loss						(370)			(370)
Deferral of common stock into deferred compensation plan				278			(4)	(278)	—
Net income					187,171				187,171
Balance, January 29, 2022	13,964	$1,396	$160,348	$3,443	$77,914	$(14,186)	(61)	$(3,443)	$225,472
Vesting of stock awards	281	28	(28)						—
Stock-based compensation expense			29,150						29,150
Purchase and retirement of common stock	(1,953)	(195)	(38,514)		(54,236)				(92,945)
Other comprehensive loss						(2,061)			(2,061)
Deferral of common stock into deferred compensation plan				293			(6)	(293)	—
Net loss					(1,138)				(1,138)
Balance, January 28, 2023	12,292	$1,229	$150,956	$3,736	$22,540	$(16,247)	(67)	$(3,736)	$158,478

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	January 28, 2023	January 29, 2022	January 30, 2021
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,138)	$187,171	$(140,365)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Non-cash portion of operating lease expense	88,936	100,564	113,145
Depreciation and amortization	51,464	58,417	66,405
Non-cash stock-based compensation expense	29,150	30,942	14,316
Asset impairment charges	3,256	1,506	38,527
Deferred income tax provision (benefit)	(13,675)	25,846	(32,660)
Loss on extinguishment of debt	—	3,679	—
Other non-cash charges, net	601	1,387	821
Changes in operating assets and liabilities:
Inventories	(20,741)	(40,870)	(61,080)
Accounts receivable and other assets	(28,143)	16,200	(3,616)
Prepaid expenses and other current assets	10,440	(7,191)	7,081
Income taxes payable, net of prepayments	14,690	(5,982)	(43,306)
Accounts payable and other current liabilities	(41,734)	(58,334)	71,720
Lease liabilities	(102,522)	(172,454)	(69,294)
Other long-term liabilities	1,198	(7,605)	2,589
Net cash provided by (used in) operating activities	(8,218)	133,276	(35,717)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(45,577)	(29,307)	(30,585)
Change in deferred compensation plan	(371)	17	211
Net cash used in investing activities	(45,948)	(29,290)	(30,374)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	713,718	758,681	500,872
Repayments under revolving credit facility	(602,046)	(753,140)	(501,902)
Proceeds from issuance of term loan, net of discount	—	50,000	78,637
Repayment of term loan	—	(81,840)	—
Payment of debt issuance costs	—	(2,468)	(1,188)
Purchase and retirement of common stock, including shares surrendered for tax withholdings and transaction costs	(94,616)	(83,974)	(15,490)
Net cash provided by (used in) financing activities	17,056	(112,741)	60,929
Effect of exchange rate changes on cash and cash equivalents	(988)	(6)	223
Net decrease in cash and cash equivalents	(38,098)	(8,761)	(4,939)
Cash and cash equivalents, beginning of period	54,787	63,548	68,487
Cash and cash equivalents, end of period	$16,689	$54,787	$63,548

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Fiscal Years Ended
	January 28, 2023	January 29, 2022	January 30, 2021
	(in thousands)
OTHER CASH FLOW INFORMATION:
Net cash paid (received) for income taxes	$(14,969)	$49,563	$3,643
Cash paid for interest	12,354	14,774	10,831
Increase (decrease) in accrued capital expenditures	1,122	842	(811)

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
•Fiscal 2022 - The fifty-two weeks ended January 28, 2023
•Fiscal 2021 - The fifty-two weeks ended January 29, 2022
•Fiscal 2020 - The fifty-two weeks ended January 30, 2021
•Fiscal 2023 - The Company’s next fiscal year representing the fifty-three weeks ending February 3, 2024
•SEC - U.S. Securities and Exchange Commission
•U.S. GAAP - Generally Accepted Accounting Principles in the United States
•FASB - Financial Accounting Standards Board
•FASB ASC - FASB Accounting Standards Codification, which serves as the source for authoritative U.S. GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative U.S. GAAP for SEC registrants
Fiscal Year
The Company’s fiscal year is a 52-week or 53-week period ending on the Saturday on or nearest to January 31. Fiscal 2022, 2021, and 2020 were 52-week years.
Basis of Presentation
The consolidated financial statements and accompanying notes to consolidated financial statements are prepared in accordance with U.S. GAAP and include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated. As of January 28, 2023 and January 29, 2022, the Company did not have any investments in unconsolidated affiliates. FASB ASC 810—Consolidation is considered when determining whether an entity is subject to consolidation.
Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and amounts of revenues and expenses reported during the period. Actual results could differ from the assumptions used and estimates made by management, which could have a material impact on the Company’s financial position or results of operations. Critical accounting estimates inherent in the preparation of the consolidated financial statements include impairment of long-lived assets, impairment of indefinite-lived intangible assets, income taxes, stock-based compensation, and inventory valuation.

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
Deferred Financing Costs
The Company capitalizes costs directly associated with acquiring third-party financing. Deferred financing costs for the asset-based revolving credit facility are included in Other assets and are amortized as Interest expense over the term of the related indebtedness. As of January 28, 2023 and January 29, 2022, unamortized deferred financing costs amounted to $2.3 million and $2.9 million, respectively, of which $2.0 million and $2.6 million, respectively, related to the Company’s asset-based revolving credit facility.
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
Intangible Assets
The Company’s intangible assets include both indefinite-lived and finite-lived assets. Intangible assets with indefinite lives consist primarily of trademarks and acquired tradenames, which are tested for impairment annually at the end of December or whenever circumstances indicate that a decline in value may have occurred. The Company estimates the fair value of these intangible assets based on an income approach using the relief-from-royalty method. The Company’s finite-lived intangible assets consist primarily of customer lists and other acquisition-related assets. Finite-lived intangible assets are amortized over their estimated useful economic lives and are reviewed for impairment when factors indicate that an impairment may have occurred. The Company recognizes an impairment charge when the estimated fair value of the intangible asset is less than the carrying value.
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

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
impairment, the Company groups its long-lived assets at the lowest possible level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.
The Company reviews all stores that have reached comparable sales status for impairment on at least an annual basis, or sooner if circumstances so dictate. The Company believes waiting this period of time allows a store to reach a maturity level where a more comprehensive analysis of financial performance can be performed. For each store that shows indications of impairment, the Company performs a recoverability test comparing estimated undiscounted future cash flows to the carrying value of the related long-lived assets. If the undiscounted cash flows are less than the related net book value of the long-lived assets, they are written down to their fair market value. The Company primarily uses discounted future cash flows directly associated with those assets, which consist principally of property and equipment and right-of-use (“ROU”) assets, to determine their fair market values. In evaluating future cash flows, the Company considers external and internal factors. External factors comprise the local environment in which the store resides, including mall traffic, competition, and their effect on sales trends, as well as macroeconomic factors, such as the global COVID-19 pandemic. Internal factors include the Company’s ability to gauge the fashion taste of its customers, control variable costs such as cost of sales and payroll, and in certain cases, its ability to renegotiate lease costs. In addition, the Company utilizes market-corroborated inputs, including sales per square foot and cost of occupancy rates, in its calculation of the fair value of its ROU assets and any necessary discounting required for rent rates based on macroeconomic conditions or local mall conditions.
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
The lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. For operating leases, the ROU asset is initially and subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, less any accrued lease payments and unamortized lease incentives. For finance leases, the ROU asset is initially measured at cost and subsequently amortized using the straight-line method, generally from the lease commencement date to the earlier of the end of its useful life or the end of the lease term.
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
In certain leases, the Company has the right to exercise lease renewal options. Renewal option periods are included in the measurement of lease liability and related ROU asset where the exercise is reasonably certain to occur.
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

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss primarily consists of cumulative translation adjustments as well as changes in the value of cash flow hedges, net of income taxes.
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
The Company assesses income tax positions and records tax benefits for all years subject to examination based upon the Company’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the consolidated financial statements. The Company recognizes accrued interest and penalties for our unrecognized tax benefits as a component of tax expense.
Deferred Compensation Plan
The Company has a deferred compensation plan (the “Deferred Compensation Plan”), which is a nonqualified, unfunded plan, for eligible senior level employees. Under the Deferred Compensation Plan, a participant may elect to defer up to 80% of his or her base salary and/or up to 100% of his or her bonus to be earned for the year following the year in which the deferral election is made. The Deferred Compensation Plan also permits members of the Board of Directors to elect to defer payment of all or a portion of their retainer and other fees to be earned for the year following the year in which a deferral election is made, and they may elect to defer payment of any shares of Company stock that are earned with respect to deferred stock awards.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Directors may elect to have all or a portion of their fees earned for their service on the Board invested in shares of the Company’s common stock. The Company is not required to contribute to the Deferred Compensation Plan, but at its sole discretion, can make additional contributions on behalf of the participants. Deferred amounts are not subject to forfeiture and are deemed invested among investment funds offered under the Deferred Compensation Plan, as directed by each participant. Payments of deferred amounts (as adjusted for earnings and losses) are payable following separation from service or at a date or dates elected by the participant at the time the deferral is elected. Payments of deferred amounts are generally made in either a lump sum or in annual installments over a period not exceeding 15 years. During fiscal 2010, the Deferred Compensation Plan was amended to allow for cash deferrals made by members of the Board of Directors to be invested in shares of the Company’s common stock. Such elections are irrevocable and will be settled in shares of common stock. All deferred amounts are payable in the form in which they were made, except for Board of Directors fees invested in shares of the Company’s common stock, which are settled in shares of Company common stock. Earlier distributions are not permitted, except in the case of an unforeseen hardship. During Fiscal 2022, the Deferred Compensation Plan was amended to no longer allow for the deferral of the Company’s common stock by employee participants.
The Company has established a rabbi trust that serves as an investment to shadow the Deferred Compensation Plan liability. The assets of the rabbi trust are general assets of the Company and, as such, would be subject to the claims of creditors in the event of bankruptcy or insolvency. Investments of the rabbi trust consist of mutual funds and Company common stock. The Deferred Compensation Plan liability, excluding Company common stock, is included within Other long-term liabilities, and changes in the balance, except those relating to payments, are recognized as compensation expense within Selling, general, and administrative expenses. The value of the mutual funds in the rabbi trust is included in Other assets and related earnings and losses are recognized as investment income or loss, within Selling, general, and administrative expenses. Company stock deferrals are included within the equity section of the Company’s Consolidated Balance Sheets as Treasury stock and as Deferred compensation. Deferred stock is recorded at fair market value at the time of deferral, and any subsequent changes in fair market value are not recognized.
Legal Contingencies
The Company reserves for the outcome of litigation and contingencies when it determines an adverse outcome is probable and can estimate losses. Estimates are adjusted as facts and circumstances require. The Company expenses the costs to resolve litigation as incurred, net of amounts, if any, recovered through insurance coverage.
Foreign Currency Translation and Transactions
The Company has determined that the local currencies of its Canadian and Asian subsidiaries are their functional currencies. In accordance with FASB ASC 830—Foreign Currency Matters, the assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the current rates of exchange existing at period-end, and revenues and expenses are translated at average monthly exchange rates. Related translation adjustments are reported as a separate component of stockholders’ equity. The Company also transacts certain business in foreign denominated currencies primarily with its Canadian subsidiary purchasing inventory in U.S. dollars, and there are intercompany charges between various subsidiaries.
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
The Company recognizes revenue, including shipping and handling fees billed to customers, upon purchase at the Company’s retail stores or when received by the customer if the product was purchased via e-commerce, net of coupon redemptions and anticipated sales returns. The Company deferred sales of $2.9 million and $3.6 million within Accrued expenses and other current liabilities as of January 28, 2023 and January 29, 2022, respectively, based upon estimated time of delivery, at which point control passes to the customer. Sales tax collected from customers is excluded from revenue.
For the sale of goods with a right of return, the Company recognizes revenue for the consideration it expects to be entitled to and calculates an allowance for estimated sales returns based upon the Company’s sales return experience. Adjustments to the allowance for estimated sales returns in subsequent periods have not been material based on historical data, thereby reducing the uncertainty inherent in such estimates. The allowance for estimated sales returns, which is recorded in Accrued expenses and other current liabilities, was $1.0 million as of January 28, 2023 and January 29, 2022.
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
The Company has a points-based customer loyalty program in which customers earn points based on purchases and other promotional activities. These points can be redeemed for coupons to discount future purchases. A contract liability is estimated based on the standalone selling price of benefits earned by customers through the program and the related redemption experience under the program. The value of each point earned is recorded as deferred revenue and is included within Accrued expenses and other current liabilities. The total contract liabilities related to this program were $2.6 million and $5.0 million as of January 28, 2023 and January 29, 2022, respectively.
The Company’s policy with respect to gift cards is to record revenue as and when the gift cards are redeemed for merchandise. The Company recognizes gift card breakage income in proportion to the pattern of rights exercised by the customer when the Company expects to be entitled to breakage and the Company determines that it does not have a legal obligation to remit the value of the unredeemed gift card to the relevant jurisdiction as unclaimed or abandoned property. Gift card breakage is recorded within Net sales. Prior to their redemption, gift cards are recorded as a liability within Accrued expenses and other current liabilities. The liability is estimated based on expected breakage that considers historical patterns of redemption. The gift card liability balance was $11.1 million and $12.1 million as of January 28, 2023 and January 29, 2022,

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
respectively. During Fiscal 2022, the Company recognized Net sales of $5.5 million related to the gift card liability balance that existed at January 29, 2022.
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
Stock-based Compensation
The Company’s stock-based compensation plans are administered by the Human Capital & Compensation Committee of the Board of Directors. The Human Capital & Compensation Committee is comprised of independent members of the Board of Directors. Effective May 20, 2011, the shareholders approved the 2011 Equity Incentive Plan (the “Equity Plan”). The Equity Plan allows the Human Capital & Compensation Committee to grant multiple forms of stock-based compensation, such as stock options, stock appreciation rights, restricted stock awards, deferred stock awards, and performance stock awards.
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
Advertising and Marketing Costs
The Company defers costs associated with the production of advertising until the first time the advertising takes place. Costs associated with communicating advertising that has been produced are expensed when the advertising event takes place. Advertising and other marketing costs are recorded in Selling, general, and administrative expenses and amounted to $55.5 million, $44.3 million, and $31.1 million in Fiscal 2022, Fiscal 2021, and Fiscal 2020, respectively. Deferred advertising, marketing, and promotional costs, which principally relate to advertisements that have not yet been exhibited or services that have not yet been received, were $1.4 million at January 28, 2023 and January 29, 2022, and were recorded within Prepaid expenses and other current assets in the Company’s Consolidated Balance Sheets.
Earnings (Loss) per Common Share
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

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In accordance with this topic, the following table reconciles share amounts utilized to calculate basic and diluted net income per common share:

	Fiscal Years Ended
	January 28, 2023	January 29, 2022	January 30, 2021
	(in thousands)
Basic weighted average common shares outstanding	13,041	14,597	14,631
Dilutive effect of stock awards	—	273	—
Diluted weighted average common shares outstanding	13,041	14,870	14,631

Anti-dilutive shares excluded from diluted earnings (loss) per common share calculation	184	—	48
Recent Accounting Standards Updates
There are no pending accounting standards updates that are currently expected to have a material impact on the Company’s consolidated financial statements.

2. REVENUES
The following table presents the Company’s revenues disaggregated by geography:

	Fiscal Years Ended
	January 28, 2023	January 29, 2022	January 30, 2021
	(in thousands)
Net sales:
South	$633,430	$724,375	$579,348
Northeast	339,072	412,785	325,124
West	231,135	277,162	219,686
Midwest	196,075	242,392	197,697
International and other (1)	308,770	258,650	200,743
Total net sales	$1,708,482	$1,915,364	$1,522,598
____________________________________________
(1)Includes retail and e-commerce sales in Canada and Puerto Rico, wholesale and franchisee sales, and certain amounts earned under the Company’s private label credit card program

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. INTANGIBLE ASSETS
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
The Company’s intangible assets were as follows:

		January 28, 2023
	Useful Life	Gross Amount	Accumulated Amortization	Net Amount
		(in thousands)
Gymboree tradename (1)	Indefinite	$69,953	$—	$69,953
Crazy 8 tradename (1)	5 years	4,000	(3,062)	938
Customer databases (2)	3 years	3,000	(3,000)	—
Total intangible assets		$76,953	$(6,062)	$70,891

		January 29, 2022
	Useful Life	Gross Amount	Accumulated Amortization	Net Amount
		(in thousands)
Gymboree tradename (1)	Indefinite	$69,953	$—	$69,953
Crazy 8 tradename (1)	5 years	4,000	(2,261)	1,739
Customer databases (2)	3 years	3,000	(2,827)	173
Total intangible assets		$76,953	$(5,088)	$71,865
____________________________________________
(1)Included within Tradenames, net on the Consolidated Balance Sheets.
(2)Included within Other assets on the Consolidated Balance Sheets.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. PROPERTY AND EQUIPMENT, NET
Property and equipment consisted of the following:

	January 28, 2023	January 29, 2022
	(in thousands)
Property and equipment:
Land and land improvements	$3,403	$3,403
Building and improvements	36,187	36,045
Material handling equipment	71,404	64,989
Leasehold improvements	196,302	197,436
Store fixtures and equipment	210,413	212,613
Capitalized software	336,336	320,716
Construction in progress	23,959	8,170
	878,004	843,372
Less accumulated depreciation and amortization	(728,130)	(688,366)
Property and equipment, net	$149,874	$155,006
During Fiscal 2022, the Company reviewed its store related long-lived assets for indicators of impairment, and performed a recoverability test if indicators were identified. Based on the results of the analysis performed, the Company recorded asset impairment charges of $3.3 million, inclusive of ROU assets, during Fiscal 2022.
During Fiscal 2021, the Company reviewed its store related long-lived assets for indicators of impairment, and performed a recoverability test if indicators were identified. Based on the results of the analysis performed, the Company recorded asset impairment charges of $1.5 million, inclusive of ROU assets, during Fiscal 2021.
During Fiscal 2020, the Company reviewed its store related long-lived assets for 749 stores with a total net book value of $43.6 million for indicators of impairment, and performed a recoverability test if indicators were identified. Based on the results of the analysis performed, the Company recorded asset impairment charges of $38.5 million, inclusive of ROU assets, during Fiscal 2020.

5.    PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following:

	January 28, 2023	January 29, 2022
	(in thousands)
Prepaid income taxes	$30,781	$54,043
Prepaid cloud computing	6,635	7,187
Prepaid maintenance contracts	2,107	3,709
Prepaid property expense	323	1,678
Other	8,029	9,458
Total Prepaid expenses and other current assets	$47,875	$76,075

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	January 28, 2023	January 29, 2022
	(in thousands)
Accrued salaries and benefits	$16,191	$44,494
Customer liabilities	11,132	11,354
Accrued property expenses	10,799	18,990
Accrued outside services	7,235	3,306
Sales taxes and other taxes payable	5,643	4,147
Accrued information technology costs	4,676	3,586
Accrued marketing	4,286	4,015
Insurance reserves	4,277	3,487
Accrued freight	4,275	4,196
Accrued store expenses	4,230	2,696
Deferred revenue	3,954	4,613
Accrued capital expenditures	3,613	5,277
Deferred revenue for MyPlace Rewards loyalty program	2,626	4,971
Accrued professional fees	2,529	2,114
Other	14,192	13,423
Total Accrued expenses and other current liabilities	$99,658	$130,669

7. LEASES
The following components of lease expense were recognized in the Company’s Consolidated Statements of Operations:

	Fiscal Years Ended
	January 28, 2023	January 29, 2022	January 30, 2021
	(in thousands)
Fixed operating lease cost	$99,988	$113,681	$128,373
Variable operating lease cost (1)	51,905	39,711	44,085
Total operating lease cost	$151,893	$153,392	$172,458
____________________________________________
(1)Includes short term leases with lease periods of less than 12 months as well as lease abatements accounted for as reductions to variable lease costs under the COVID-19 expedient of $1.5 million, $12.1 million, and $12.9 million for Fiscal 2022, Fiscal 2021, and Fiscal 2020, respectively.
As of January 28, 2023, the weighted-average remaining operating lease term was 3.8 years, and the weighted-average discount rate for operating leases was 5.0%. Cash paid for amounts included in the measurement of operating lease liabilities in Fiscal 2022 was $102.5 million. ROU assets obtained in exchange for new operating lease liabilities were $60.9 million in Fiscal 2022.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of January 28, 2023, the maturities of operating lease liabilities were as follows:

January 28, 2023
(in thousands)
2023	$85,250
2024	40,596
2025	19,265
2026	15,533
2027	13,169
Thereafter	17,816
Total operating lease payments	191,629
Less: imputed interest	(16,571)
Present value of operating lease liabilities	$175,058

8. DEBT
On November 16, 2021, the Company completed the refinancing of its previous $360.0 million asset-based revolving credit facility (the “Previous ABL Credit Facility”) and previous $80.0 million term loan (the “Previous Term Loan”) with a new lending group led by an affiliate of Wells Fargo Bank, National Association (“Wells Fargo”) by entering into a fourth amendment to its Credit Agreement, dated as of May 9, 2019, with the lenders party thereto. The new debt consists of a $350.0 million asset-based revolving credit facility (the “ABL Credit Facility”) and a $50.0 million term loan (the “Term Loan”). In connection with the refinancing, the Company recorded a charge of $3.7 million in Fiscal 2021, which is included within Interest expense on the Consolidated Statements of Operations and consists of a prepayment penalty and the write-off of unamortized deferred financing costs and debt discount.
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
For Fiscal 2022, Fiscal 2021, and Fiscal 2020, the Company recognized $10.2 million, $7.0 million, and $8.2 million, respectively, in interest expense related to the ABL Credit Facility and Previous ABL Credit Facility.
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
The ABL Credit Facility contains covenants, which include conditions on stock buybacks and the payment of cash dividends or similar payments, and a fixed-charge coverage ratio covenant, which only becomes effective in the event that borrowings exceed $315.0 million. These covenants also limit the ability of the Company and its subsidiaries to incur certain liens, to incur certain indebtedness, to make certain investments, acquisitions, or dispositions, or to change the nature of its business.
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
The table below presents the components of the Company’s ABL Credit Facility and Previous ABL Credit Facility:

	January 28, 2023	January 29, 2022
	(in millions)
Credit facility maximum	$350.0	$350.0
Borrowing base (1)	350.0	279.7

Outstanding borrowings	287.0	175.3
Letters of credit outstanding—standby	7.4	7.4
Utilization of credit facility at end of period	294.4	182.7

Availability (2) (3)	$55.6	$97.0

Interest rate at end of period	5.9%	1.6%

	Fiscal Years Ended
	January 28, 2023	January 29, 2022
	(in millions)
Average end of day loan balance during the period	$274.9	$187.0
Highest end of day loan balance during the period	$297.7	$269.7
Average interest rate	3.7%	3.6%
____________________________________________
(1)Lower of the credit facility maximum or the total borrowing base collateral.
(2)The sub-limit availability for letters of credit was $42.6 million at January 28, 2023 and January 29, 2022.
(3)The ABL Credit Facility contains an excess availability requirement which would effectively reduce this amount to $20.6 million.
The Term Loan bears interest, payable monthly, at (a) the LIBOR Rate plus 2.50% for any portion that is a LIBOR loan, or (b) the base rate plus 1.75% for any portion that is a base rate loan. The Term Loan is pre-payable at any time without penalty, and does not require amortization. For Fiscal 2022, Fiscal 2021, and Fiscal 2020, the Company recognized $2.3 million, $5.9 million, and $2.6 million, respectively in interest expense related to the Term Loan and Previous Term Loan.
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

9.    COMMITMENTS AND CONTINGENCIES
Commitments
As of January 28, 2023, the Company entered into various purchase commitments for the next 12 months for merchandise for re-sale of approximately $284.5 million and approximately $10.6 million for equipment, construction, and other non-merchandise commitments. The Company also has operating lease and standby letters of credit commitments of $191.6 million and $7.4 million, respectively.
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

10. STOCKHOLDERS’ EQUITY
Share Repurchase Programs
In March 2018, the Board of Directors authorized a $250.0 million share repurchase program (the “2018 Share Repurchase Program”). In November 2021, the Board of Directors approved another $250.0 million share repurchase program (the “2021 Share Repurchase Program”), which added to the then remaining availability under the 2018 Share Repurchase Program. Under these programs, the Company may repurchase shares on the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under a program will depend on a variety of factors, including price, corporate and regulatory requirements, and other market and business conditions. The Company may suspend or discontinue the programs at any time and may thereafter reinstitute purchases, all without prior announcement. As of January 28, 2023, the 2018 Share Repurchase Program was exhausted, and there was $164.4 million remaining under the 2021 Share Repurchase Program. From March 2020 through July 2021, the Company suspended share repurchases, other than to satisfy withholding tax requirements of equity award recipients, due to the COVID-19 pandemic.

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
The following table summarizes the Company’s share repurchases:

	Fiscal Years Ended
	January 28, 2023		January 29, 2022		January 30, 2021
	Shares	Amount	Shares	Amount	Shares	Amount
	(in thousands)
Share repurchases related to:
Share repurchase program	1,953	92,945	1,025	85,648	294	15,490
Shares acquired and held in treasury	6	293	4	278	6	209
In accordance with FASB ASC 505—Equity, the par value of the shares retired is charged against Common stock and the remaining purchase price is allocated between Additional paid-in capital and Retained earnings. The portion charged against Additional paid-in capital is determined using a pro-rata allocation based on total shares outstanding. For all shares retired in Fiscal 2022, Fiscal 2021, and Fiscal 2020, $54.2 million, $66.5 million, and $10.6 million was charged to Retained earnings, respectively.
Dividends
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
For Performance Awards granted in Fiscal 2022, employees may earn from 0% to 200% of their target shares, for Performance Awards granted in Fiscal 2021, employees may earn from 0% to 300% of their Target Shares, and for Performance Awards granted in Fiscal 2020, employees may earn from 0% to 250% of their Target Shares, based on the terms of the award and the Company’s achievement of certain performance goals established at the beginning of the applicable service period. Performance Awards cliff vest, if earned, after completion of the applicable service period, which is generally three years.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the Company’s stock-based compensation expense:

	Fiscal Years Ended
	January 28, 2023	January 29, 2022	January 30, 2021
	(in thousands)
Deferred Awards	$9,937	$13,061	$14,100
Performance Awards	19,213	17,881	216
Total stock-based compensation expense (1)	$29,150	$30,942	$14,316
____________________________________________
(1)    Stock-based compensation expense recorded within Cost of sales (exclusive of depreciation and amortization) amounted to $2.2 million, $3.3 million, and $3.4 million in Fiscal 2022, Fiscal 2021, and Fiscal 2020, respectively. All other stock-based compensation expense is included in Selling, general, and administrative expenses.
The Company recognized a tax benefit related to stock-based compensation expense of $2.5 million, $2.6 million, and $3.8 million for Fiscal 2022, Fiscal 2021, and Fiscal 2020, respectively.
At January 28, 2023, the Company had 599,906 shares available for grant under the Equity Plan.
Changes in the Company’s Unvested Stock Awards
Deferred Awards

	Fiscal Years Ended
	January 28, 2023		January 29, 2022		January 30, 2021
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)		(in thousands)
Unvested Deferred Awards at beginning of year	467	$57.60	550	$55.43	377	$97.88
Granted	159	46.56	157	76.59	410	41.73
Vested	(222)	62.13	(229)	63.73	(161)	107.55
Forfeited	(122)	53.09	(11)	92.10	(76)	82.07
Unvested Deferred Awards at end of year	282	$49.78	467	$57.60	550	$55.43
Total unrecognized stock-based compensation expense related to unvested Deferred Awards was $7.7 million as of January 28, 2023, which will be recognized over a weighted average period of approximately 1.8 years.
The fair value of Deferred Awards that vested during Fiscal 2022, Fiscal 2021, and Fiscal 2020 was $11.4 million, $14.6 million, and $5.3 million, respectively.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Performance Awards

	Fiscal Years Ended
	January 28, 2023		January 29, 2022		January 30, 2021
	Number of Shares(1)	Weighted Average Grant Date Fair Value	Number of Shares(1)	Weighted Average Grant Date Fair Value	Number of Shares(1)	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)		(in thousands)
Unvested Performance Awards at beginning of year	366	$70.01	350	$74.37	342	$99.97
Granted	90	48.84	164	75.01	144	52.16
Shares earned in excess of (below) target	192	48.17	(22)	65.34	(101)	118.00
Vested shares, including shares earned in excess of target	(58)	101.62	(119)	89.44	(4)	107.51
Forfeited	(107)	59.86	(7)	90.22	(31)	107.24
Unvested Performance Awards at end of year	483	$55.85	366	$70.01	350	$74.37
____________________________________________
(1)For awards for which the performance period is complete, the number of unvested shares is based on actual shares that will vest upon completion of the service period. For awards for which the performance period is not yet complete, the number of unvested shares is based on the participants earning their target shares at 100%.
The cumulative expense recognized for Performance Awards reflects changes in the probability that the performance criteria will be achieved as they occur. Based on the current number of Performance Awards expected to be earned, total unrecognized stock-based compensation expense related to unvested Performance Awards was $10.2 million as of January 28, 2023, which will be recognized over a weighted average period of approximately 1.4 years.
The fair value of Performance Awards that vested during Fiscal 2022, Fiscal 2021, and Fiscal 2020 was $3.0 million, $10.6 million, and $0.1 million, respectively.

12.    INCOME TAXES
The components of Income (loss) before provision (benefit) for income taxes were as follows:

	Fiscal Years Ended
	January 28, 2023	January 29, 2022	January 30, 2021
	(in thousands)
Domestic	$(61,065)	$198,173	$(250,876)
Foreign	46,303	58,857	39,118
Total income (loss) before provision (benefit) for income taxes	$(14,762)	$257,030	$(211,758)

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The components of the Company’s Provision (benefit) for income taxes consisted of the following:

	Fiscal Years Ended
	January 28, 2023	January 29, 2022	January 30, 2021
	(in thousands)
Current:
Federal	$4,172	$29,406	$(45,072)
State and local	(1,193)	7,389	212
Foreign	(2,842)	7,218	5,728
	137	44,013	(39,132)
Deferred:
Federal	(12,030)	14,517	(14,274)
State and local	(2,712)	8,780	(15,968)
Foreign	981	2,549	(2,019)
	(13,761)	25,846	(32,261)
Total provision (benefit) for income taxes	$(13,624)	$69,859	$(71,393)
Effective tax rate	92.3%	27.2%	33.7%
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), was enacted in response to the COVID-19 pandemic. The CARES Act allows net operating losses (“NOLs”) incurred in taxable years 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to offset 100% of taxable income and to generate a refund of previously paid income taxes. Pursuant to the CARES Act, the Company carried back the Fiscal 2020 tax loss of approximately $150.0 million to prior years. During Fiscal 2022, the Company received $22.0 million of the related income tax refund and the remaining balance of $19.1 million as of January 28, 2023 is included within Prepaid expenses and other current assets on the Consolidated Balance Sheets.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation between the calculated tax provision (benefit) based on the U.S. federal statutory rate of 21.0% and the effective tax rate for Fiscal 2022, Fiscal 2021, and Fiscal 2020 follows:

	Fiscal Years Ended
	January 28, 2023	January 29, 2022	January 30, 2021
	(in thousands)
Calculated income tax provision (benefit) at U.S. federal statutory rate	$(3,100)	$53,976	$(44,471)
State and local income taxes, net of federal benefit	(3,812)	14,394	(12,447)
Foreign tax rate differential (1)	(5,498)	(3,598)	(5,791)
Non-deductible expenses	3,696	7,301	2,654
Excess tax detriment (benefit) related to stock compensation	816	(293)	2,051
Unrecognized tax benefits	(5,324)	1,050	1,150
Change in valuation allowance	163	358	(10)
Global intangible low-taxed income	1,760	1,476	7,815
Federal tax credits	(2,934)	(2,882)	(1,422)
CARES Act Carryback (2)	—	—	(20,954)
Other	609	(1,923)	32
Total provision (benefit) for income taxes	$(13,624)	$69,859	$(71,393)
____________________________________________
(1)     The Company has substantial operations in Hong Kong, which has a lower statutory income tax rate as compared to the U.S. The Company’s foreign effective tax rate for Fiscal 2022, Fiscal 2021, and Fiscal 2020 was 9.8%, 16.6%, and 7.7%, respectively. This rate fluctuates from year to year in response to changes in the mix of income by country, as well as changes in tax laws in foreign jurisdictions.
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

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The tax effects of temporary differences which give rise to deferred tax assets and liabilities were as follows:

	January 28, 2023	January 29, 2022
	(in thousands)
Operating lease liabilities	$48,079	$59,283
Right-of-use assets	(43,576)	(51,617)
Stock-based compensation	2,461	2,863
Reserves	12,038	12,475
Inventory	4,612	4,570
Property and equipment, net	(2,407)	(6,296)
Capitalized research and development, net	17,856	3,569
Tradenames and customer databases, net	(3,202)	(2,200)
Prepaid expenses	(3,704)	(1,481)
Foreign and state tax on unremitted earnings	(1,554)	(1,554)
Net operating loss carryforward	3,453	2,900
Tax credits	2,727	1,746
Interest expense carryforward	1,106	—
Valuation allowance	(1,273)	(1,149)
Total deferred tax asset, net	$36,616	$23,109
The Company has state NOL carryforwards of $48.8 million which expire within five to twenty years, and foreign NOL carryforwards of $1.9 million which expire in five years. The Company also has an Alternative Minimum Tax credit (“AMT”) in Puerto Rico of $0.7 million.
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
On December 22, 2017, the U.S. government passed the Tax Cuts and Jobs Act (the “Tax Act”), which resulted in complex changes to the U.S. tax code including, but not limited to, the reduction of the corporate tax rate from 35% to 21% and a move from a global tax regime to a modified territorial regime which required U.S. companies to pay a mandatory one-time transition tax on historical offshore earnings that had not been repatriated to the U.S. The remaining unpaid transition tax, which begins to be repaid in Fiscal 2023, amounted to $18.8 million at January 28, 2023, of which $17.2 million is shown as long-term Income taxes payable and $1.6 million is shown net in Prepaid expenses and other current assets on the Consolidated Balance Sheet as of January 28, 2023.
While the Company is no longer permanently reinvested to the extent earnings were subject to the transition tax under the Tax Act, no additional income taxes have been provided on any earnings subsequent to the transition tax or for any additional outside basis differences inherent in the Company’s foreign subsidiaries, as these amounts continue to be permanently reinvested in foreign operations. Determining the amount of the unrecognized deferred tax liability related to any additional outside basis differences in the Company’s foreign subsidiaries (i.e., basis differences in excess of that subject to the one-time transition tax) is not practicable. The unremitted foreign earnings earned subsequent to the transition tax, which are permanently reinvested, were $220.2 million as of January 28, 2023.
Unrecognized Tax Benefits
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

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation of the gross amounts of unrecognized tax benefits, excluding accrued interest and penalties, is as follows:

	Fiscal Years Ended
	January 28, 2023	January 29, 2022
	(in thousands)
Beginning Balance	$8,937	$8,060
Additions for current year tax positions	750	1,155
Additions for prior year tax positions	261	67
Reductions for prior year tax positions	(6,322)	(317)
Impact of foreign currency translation	—	(28)
Ending Balance	$3,626	$8,937
Unrecognized tax benefits of $3.3 million, excluding accrued interest and penalties, at January 28, 2023 would affect the Company’s effective tax rate in future periods, if recognized. The Company does not expect to reverse reserves for unrecognized tax benefits in the next 12 months as a result of settlements with taxing authorities or the expiration of statutes of limitations.
The Company accrues interest and penalties related to unrecognized tax benefits as part of the provision for income taxes. At January 28, 2023 and January 29, 2022, accrued interest and penalties of $0.4 million and $0.5 million, respectively, were included in unrecognized tax benefits. Interest, penalties, and reversals thereof, net of taxes, amounted to a benefit of $0.1 million in Fiscal 2022 and expense of $0.3 million in Fiscal 2021.
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
The 401(k) Plan is available for all U.S. employees of the Company. Following guidance in IRS Notice 98-52 related to the design-based alternative, or “safe harbor,” 401(k) plan method, the Company modified its 401(k) Plan for Company match contributions for non-highly compensated associates, as defined in the Code. For non-highly compensated associates, the Company matches the first 3% of the participant’s contributions and 50% of the next 2% of the participant’s contributions, and the Company match contribution vests immediately. For highly compensated associates, the Company has the discretion to match the lesser of 50% of the participant’s contributions or 2.5% of the participant’s covered compensation and the Company match contribution vests over five years. Due to the COVID-19 pandemic, the Company suspended the Company's portion of the 401(k) match on June 1, 2020, which was subsequently reinstated on January 1, 2021. The Company’s matching contributions were $4.5 million in Fiscal 2022, $3.5 million in Fiscal 2021, and $1.4 million in Fiscal 2020.
Deferred Compensation Plan
The Deferred Compensation Plan liability, excluding Company stock, was $1.3 million and $2.2 million at January 28, 2023 and January 29, 2022, respectively. The value of the assets held in the rabbi trust was $1.3 million and $2.2 million at January 28, 2023 and January 29, 2022, respectively. The cost of the Company’s stock repurchased was $3.7 million and $3.4 million at January 28, 2023 and January 29, 2022, respectively.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other Plans
Under statutory requirements, the Company contributes to retirement plans for its operations in Canada, Puerto Rico, and Asia. Contributions under these plans were $0.6 million, $0.6 million, and $0.7 million in Fiscal 2022, Fiscal 2021, and Fiscal 2020, respectively.

14.    SEGMENT INFORMATION
In accordance with FASB ASC 280—Segment Reporting, the Company reports segment data based on geography: The Children’s Place U.S. and The Children’s Place International. Each segment includes an e-commerce business located at www.childrensplace.com, www.gymboree.com, www.sugarandjade.com, and www.pjplace.com. Included in The Children’s Place U.S. segment are the Company’s U.S. and Puerto Rico-based stores and revenue from the Company’s U.S.-based wholesale business. Included in The Children’s Place International segment are the Company’s Canadian-based stores, revenue from the Company’s Canadian-based wholesale business, and revenue from international franchisees. The Company measures its segment profitability based on operating income, defined as income before interest and taxes. Net sales and direct costs are recorded by each segment. Certain inventory procurement functions, such as production and design, as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services, are managed by The Children’s Place U.S. segment. Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales. The assets related to these functions are not allocated. The Company periodically reviews these allocations and adjusts them based upon changes in business circumstances. Net sales to external customers are derived from merchandise sales, and the Company has no customers that individually account for more than 10% of its net sales. As of January 28, 2023, The Children’s Place U.S. had 540 stores and The Children’s Place International had 73 stores. As of January 29, 2022, The Children’s Place U.S. had 589 stores and The Children’s Place International had 83 stores.
The following tables provide segment level financial information for Fiscal 2022, Fiscal 2021, and Fiscal 2020:

	Fiscal Years Ended
	January 28, 2023	January 29, 2022	January 30, 2021
	(in thousands)
Net sales:
The Children’s Place U.S.	$1,533,934	$1,723,887	$1,372,079
The Children’s Place International (1)	174,548	191,477	150,519
Total net sales	$1,708,482	$1,915,364	$1,522,598
Operating income (loss):
The Children’s Place U.S.	$(8,781)	$253,419	$(196,565)
The Children’s Place International	7,251	22,229	(3,350)
Total operating income (loss)	$(1,530)	$275,648	$(199,915)

Operating income (loss) as a percentage of net sales:
The Children’s Place U.S.	(0.6)%	14.7%	(14.3)%
The Children’s Place International	4.2%	11.6%	(2.2)%
Total operating income (loss) as a percentage of net sales	(0.1)%	14.4%	(13.1)%
Depreciation and amortization:
The Children’s Place U.S.	$47,612	$53,984	$61,074
The Children’s Place International	3,852	4,433	5,331
Total depreciation and amortization	$51,464	$58,417	$66,405
Capital expenditures:
The Children’s Place U.S.	$44,970	$28,551	$29,955
The Children’s Place International	607	756	630
Total capital expenditures	$45,577	$29,307	$30,585

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

	January 28, 2023	January 29, 2022
	(in thousands)
Total assets:
The Children’s Place U.S.	$922,120	$951,401
The Children’s Place International	64,161	86,059
Total assets	$986,281	$1,037,460
 Geographic Information
The Company’s long-lived assets were located in the following countries:

	January 28, 2023	January 29, 2022
	(in thousands)
Long-lived assets (1):
United States	$377,388	$415,548
Canada	9,883	16,868
Asia	451	397
Total long-lived assets	$387,722	$432,813
____________________________________________
(1)The Company’s long-lived assets are comprised of net Property and equipment, ROU assets, Tradenames, and Other assets.

(a)(3)     Exhibits.

Exhibit	Description

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

10.10
Agreement dated May 22, 2015, by and among The Children’s Place, Inc., Macellum SPV II, LP, Barington Companies Equity Partners, L.P., Jonathan Duskin, James A. Mitarotonda, certain of their affiliates listed on Schedule A to the Agreement, and Robert L. Mettler filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 29, 2015, is incorporated by reference herein.

10.11(*)
The Company Profit Sharing/401(k) Plan Adoption Agreement No.#001 for use with Fidelity Basic Plan Document No. 17 entered into by the Company and Fidelity Management Trust Company on September 11, 2015 as filed as Exhibit 10.28 to the registrant’s Annual Report on Form 10-K for the period ended January 30, 2016, is incorporated by reference herein.

10.12
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

10.15(*)
Letter Agreement dated February 13, 2019 between The Children’s Place Services Company, LLC and Claudia Lima-Guinehut filed as Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the period ended May 4, 2019, is incorporated by reference herein.

10.16(*)
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

10.17
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

10.18
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

10.19
Third Amendment to Amended and Restated Credit Agreement, dated as of April 23, 2021, by and among the Company, the Borrowers identified on Schedule I thereto, the Guarantors identified on Schedule II thereto, the Lenders and Wells Fargo Bank, National Association (successor by merger to Wells Fargo Retail Finance, LLC), as Administrative Agent, Collateral Agent, L/C Issuer, and Swing Line Lender filed as Exhibit 10.23 to the registrant’s Annual Report on Form 10-K for the period ended January 29, 2022, is incorporated by reference herein.

10.20
Joinder and Fourth Amendment to Amended and Restated Credit Agreement and Other Loan Documents, dated as of November 15, 2021, among the Company, the Borrowers identified on Schedule I thereto, TCP Brands, LLC, The Children’s Place International, LLC, collectively the New Borrowers, the Guarantors identified on Schedule II thereto, the Lenders and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, L/C Issuer, Swing Line Lender and Term Agent, filed as Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the period ended October 30, 2021, is incorporated by reference herein.

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

10.23
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

10.25(*)
Form of Time-Based Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Plan (Senior Vice President & above) filed as Exhibit 10.29 to the registrant’s Annual Report on Form 10-K for the period ended January 29, 2022, is incorporated by reference herein.

10.26(*)
Letter Agreement dated July 21, 2021 between The Children’s Place Services Company, LLC and Jared Shure filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the period ended July 31, 2021, is incorporated by reference herein.

Exhibit	Description
10.27(*)
Letter Agreement dated October 16, 2022 between The Children’s Place Services Company, LLC and Sheamus Toal filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the period ended October 29, 2022, is incorporated by reference herein.

21.1(+)	Subsidiaries of the Company.
23.1(+)	Consent of Independent Registered Public Accounting Firm Ernst & Young, LLP.
31.1(+)	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2(+)	Certificate of Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32(+)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
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
March 28, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Norman Matthews	Chairman of the Board	March 28, 2023
Norman Matthews

/S/ Jane T. Elfers	Director, Chief Executive Officer and President	March 28, 2023
Jane T. Elfers	(Principal Executive Officer)

/S/ Sheamus Toal	Chief Financial Officer	March 28, 2023
Sheamus Toal	(Principal Financial Officer and Principal Accounting Officer)

/S/ Joseph Alutto	Director	March 28, 2023
Joseph Alutto

/S/ John E. Bachman	Director	March 28, 2023
John E. Bachman

/S/ Marla Beck	Director	March 28, 2023
Marla Beck

/S/ Elizabeth Boland	Director	March 28, 2023
Elizabeth Boland

/S/ John A. Frascotti	Director	March 28, 2023
John A. Frascotti

/S/ Tracey Griffin	Director	March 28, 2023
Tracey Griffin

/S/ Katherine Kountze	Director	March 28, 2023
Katherine Kountze

/S/ Debby Reiner	Director	March 28, 2023
Debby Reiner