Form 10-Q
period 2023-04-29
Childrens Place, Inc.
filed 2023-06-07
CIK 1041859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, par value $0.10 per share, outstanding at June 2, 2023: 12,476,806.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED APRIL 29, 2023

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 29, 2023	January 28, 2023	April 30, 2022
	(in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$18,242	$16,689	$58,494
Accounts receivable	25,659	49,584	28,812
Inventories	504,194	447,795	549,167
Prepaid expenses and other current assets	58,504	47,875	50,990
Total current assets	606,599	561,943	687,463
Long-term assets:
Property and equipment, net	146,315	149,874	157,033
Right-of-use assets	144,781	155,481	191,559
Tradenames, net	70,691	70,891	71,492
Deferred income taxes	36,432	36,616	24,568
Other assets	10,052	11,476	12,911
Total assets	$1,014,870	$986,281	$1,145,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving loan	$300,835	$286,990	$249,544
Accounts payable	223,244	177,147	260,634
Current portion of operating lease liabilities	74,741	78,576	89,566
Income taxes payable	3,534	6,014	6,001
Accrued expenses and other current liabilities	116,933	99,658	111,926
Total current liabilities	719,287	648,385	717,671
Long-term liabilities:
Long-term debt	49,768	49,752	49,702
Long-term portion of operating lease liabilities	87,905	96,482	129,111
Income taxes payable	17,199	17,199	18,929
Other tax liabilities	2,885	2,757	2,316
Other long-term liabilities	12,005	13,228	13,613
Total liabilities	889,049	827,803	931,342
Commitments and contingencies (see Note 7)
Stockholders’ equity:
Preferred stock, $1.00 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—	—
Common stock, $0.10 par value, 100,000 shares authorized; 12,473, 12,292, and 13,422 issued; 12,405, 12,225, and 13,360 outstanding	1,247	1,229	1,342
Additional paid-in capital	150,846	150,956	155,097
Treasury stock, at cost (68, 67, and 62 shares)	(3,810)	(3,736)	(3,512)
Deferred compensation	3,810	3,736	3,512
Accumulated other comprehensive loss	(17,065)	(16,247)	(14,668)
Retained earnings (deficit)	(9,207)	22,540	71,913
Total stockholders’ equity	125,821	158,478	213,684
Total liabilities and stockholders’ equity	$1,014,870	$986,281	$1,145,026

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
	(in thousands, except earnings (loss) per common share)
Net sales	$321,640	$362,350
Cost of sales (exclusive of depreciation and amortization)	225,178	220,445
Gross profit	96,462	141,905
Selling, general, and administrative expenses	112,931	109,036
Depreciation and amortization	11,848	13,615
Asset impairment charges	1,750	—
Operating income (loss)	(30,067)	19,254
Interest expense	(5,937)	(1,710)
Interest income	34	5
Income (loss) before benefit for income taxes	(35,970)	17,549
Benefit for income taxes	(7,136)	(2,282)
Net income (loss)	$(28,834)	$19,831

Earnings (loss) per common share
Basic	$(2.33)	$1.46
Diluted	$(2.33)	$1.43

Weighted average common shares outstanding
Basic	12,374	13,621
Diluted	12,374	13,841

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
	(in thousands)
Net income (loss)	$(28,834)	$19,831
Other comprehensive loss:
Foreign currency translation adjustment	(818)	(482)
Total comprehensive income (loss)	$(29,652)	$19,349

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

Thirteen Weeks Ended April 29, 2023
						Accumulated
			Additional		Retained	Other			Total
	Common Stock		Paid-In	Deferred	Earnings	Comprehensive	Treasury Stock		Stockholders’
(in thousands)	Shares	Amount	Capital	Compensation	(Deficit)	Loss	Shares	Amount	Equity
Balance, January 28, 2023	12,292	$1,229	$150,956	$3,736	$22,540	$(16,247)	(67)	$(3,736)	$158,478
Vesting of stock awards	336	34	(34)						—
Stock-based compensation expense			3,083						3,083
Purchase and retirement of common stock	(155)	(16)	(3,159)		(2,913)				(6,088)
Other comprehensive loss						(818)			(818)
Deferral of common stock into deferred compensation plan				74			(1)	(74)	—
Net loss					(28,834)				(28,834)
Balance, April 29, 2023	12,473	$1,247	$150,846	$3,810	$(9,207)	$(17,065)	(68)	$(3,810)	$125,821

Thirteen Weeks Ended April 30, 2022
						Accumulated
			Additional			Other			Total
	Common Stock		Paid-In	Deferred	Retained	Comprehensive	Treasury Stock		Stockholders’
(in thousands)	Shares	Amount	Capital	Compensation	Earnings	Loss	Shares	Amount	Equity
Balance, January 29, 2022	13,964	$1,396	$160,348	$3,443	$77,914	$(14,186)	(61)	$(3,443)	$225,472
Vesting of stock awards	123	12	(12)						—
Stock-based compensation expense			7,562						7,562
Purchase and retirement of common stock	(665)	(66)	(12,801)		(25,832)				(38,699)
Other comprehensive income						(482)			(482)
Deferral of common stock into deferred compensation plan				69			(1)	(69)	—
Net income					19,831				19,831
Balance, April 30, 2022	13,422	$1,342	$155,097	$3,512	$71,913	$(14,668)	(62)	$(3,512)	$213,684

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(28,834)	$19,831
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Non-cash portion of operating lease expense	18,441	19,247
Depreciation and amortization	11,848	13,615
Non-cash stock-based compensation expense	3,083	7,562
Asset impairment charges	1,750	—
Deferred income tax provision (benefit)	112	(1,583)
Other non-cash charges, net	149	467
Changes in operating assets and liabilities:
Inventories	(57,085)	(120,806)
Accounts receivable and other assets	25,239	(8,460)
Prepaid expenses and other current assets	641	(210)
Income taxes payable, net of prepayments	(9,697)	20,840
Accounts payable and other current liabilities	61,598	52,961
Lease liabilities	(20,874)	(23,822)
Other long-term liabilities	(1,237)	1,521
Net cash provided by (used in) operating activities	5,134	(18,837)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,982)	(10,723)
Change in deferred compensation plan	(55)	(260)
Net cash used in investing activities	(11,037)	(10,983)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	135,583	222,776
Repayments under revolving credit facility	(121,738)	(148,550)
Purchase and retirement of common stock, including shares surrendered for tax withholdings and transaction costs	(6,088)	(40,370)
Net cash provided by financing activities	7,757	33,856
Effect of exchange rate changes on cash and cash equivalents	(301)	(329)
Net increase in cash and cash equivalents	1,553	3,707
Cash and cash equivalents, beginning of period	16,689	54,787
Cash and cash equivalents, end of period	$18,242	$58,494

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Net cash paid (received) for income taxes	$2,293	$(21,645)
Cash paid for interest	5,784	1,713
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Purchases of property and equipment not yet paid	7,151	13,507

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.BASIS OF PRESENTATION
Description of Business
The Children’s Place, Inc. and subsidiaries (collectively, the “Company”) is the largest pure-play children’s specialty apparel retailer in North America. The Company provides apparel, footwear, accessories, and other items for children and ‘tweens’. The Company designs, contracts to manufacture, sells at retail and wholesale, and licenses to sell trend right, high-quality merchandise predominantly at value prices, primarily under the Company’s proprietary “The Children’s Place”, “Place”, “Baby Place”, “Gymboree”, “Sugar & Jade”, and “PJ Place” brand names.
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
Terms that are commonly used in the notes to the Company’s consolidated financial statements are defined as follows:
•First Quarter 2023 — The thirteen weeks ended April 29, 2023
•First Quarter 2022 — The thirteen weeks ended April 30, 2022
•Fiscal 2022 – The fifty-two weeks ended January 28, 2023
•SEC — U.S. Securities and Exchange Commission
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
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated. As of April 29, 2023, January 28, 2023 and April 30, 2022, the Company did not have any investments in unconsolidated affiliates. FASB ASC 810—Consolidation is considered when determining whether an entity is subject to consolidation.
In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary for a fair statement of its consolidated financial position of the Company as of April 29, 2023 and April 30, 2022, the results of its consolidated operations, consolidated comprehensive income (loss), consolidated changes in stockholders’ equity, and consolidated cash flows for the thirteen weeks ended April 29, 2023 and April 30, 2022. The consolidated balance sheet as of January 28, 2023 was derived from audited financial statements. Due to the seasonal nature of the Company’s business, the results of operations for the thirteen weeks ended April 29, 2023 and April 30, 2022 are not necessarily indicative of operating results for a full fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2023.
Certain prior period financial statement disclosures have been conformed to the current period presentation.
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
The following table presents the Company’s revenues disaggregated by geography:

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
	(in thousands)
Net sales:
South	$119,918	$136,372
Northeast	64,532	75,396
West	42,603	50,132
Midwest	38,809	43,613
International and other (1)	55,778	56,837
Total net sales	$321,640	$362,350
____________________________________________
(1) Includes retail and e-commerce sales in Canada and Puerto Rico, wholesale and franchisee sales, and certain amounts earned under the Company’s private label credit card program.
The Company recognizes revenue, including shipping and handling fees billed to customers, upon purchase at the Company’s retail stores or when received by the customer if the product was purchased via e-commerce, net of coupon redemptions and anticipated sales returns. The Company deferred sales of $5.9 million, $2.9 million, and $5.3 million within Accrued expenses and other current liabilities as of April 29, 2023, January 28, 2023, and April 30, 2022, respectively, based upon estimated time of delivery, at which point control passes to the customer. Sales tax collected from customers is excluded from revenue.
For its wholesale business, the Company recognizes revenue, including shipping and handling fees billed to customers, when title of the goods passes to the customer, net of commissions, discounts, operational chargebacks, and cooperative advertising. The reserve for wholesale revenue included within Accounts receivable was $5.5 million, $5.0 million, and $2.7 million as of April 29, 2023, January 28, 2023, and April 30, 2022, respectively.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
For the sale of goods with a right of return, the Company recognizes revenue for the consideration it expects to be entitled to and calculates an allowance for estimated sales returns based upon the Company’s sales return experience. Adjustments to the allowance for estimated sales returns in subsequent periods have not been material based on historical data, thereby reducing the uncertainty inherent in such estimates. The allowance for estimated sales returns, which is recorded in Accrued expenses and other current liabilities, was $1.8 million, $1.0 million, and $1.7 million as of April 29, 2023, January 28, 2023, and April 30, 2022, respectively.
The Company’s private label credit card is issued to customers for use exclusively at The Children’s Place stores and online at www.childrensplace.com, www.gymboree.com, www.sugarandjade.com, and www.pjplace.com, and credit is extended to such customers by a third-party financial institution on a non-recourse basis to the Company. The private label credit card includes multiple performance obligations for the Company, including marketing and promoting the program on behalf of the bank and the operation of the loyalty rewards program. Included in the agreement with the third-party financial institution was an upfront bonus paid to the Company and an additional bonus to extend the term of the agreement. These bonuses are recognized as revenue and allocated between brand and reward obligations. As the license of the Company’s brand is the predominant item in the performance obligation, the amount allocated to the brand obligation is recognized on a straight-line basis over the term of the agreement. The amount allocated to the reward obligation is recognized on a point-in-time basis as redemptions under the loyalty program occur.
In measuring revenue and determining the consideration the Company is entitled to as part of a contract with a customer, the Company takes into account the related elements of variable consideration, such as additional bonuses, including profit-sharing, over the life of the private label credit card program. Similar to the upfront bonus, the usage-based royalties and bonuses are recognized as revenue and allocated between the brand and reward obligations. The amount allocated to the brand obligation is recognized on a straight-line basis over the initial term. The amount allocated to the reward obligation is recognized on a point-in-time basis as redemptions under the loyalty program occur. In addition, the annual profit-sharing amount is recognized quarterly within an annual period when it can be estimated reliably. The additional bonuses are amortized over the contract term based on anticipated progress against future targets and level of risk associated with achieving the targets.
The Company has a points-based customer loyalty program in which customers earn points based on purchases and other promotional activities. These points can be redeemed for coupons to discount future purchases. A contract liability is estimated based on the standalone selling price of benefits earned by customers through the program and the related redemption experience under the program. The value of each point earned is recorded as deferred revenue and is included within Accrued expenses and other current liabilities. The total contract liabilities related to this program were $3.8 million, $2.6 million, and $1.8 million as of April 29, 2023, January 28, 2023, and April 30, 2022, respectively.
The Company’s policy with respect to gift cards is to record revenue as and when the gift cards are redeemed for merchandise. The Company recognizes gift card breakage income in proportion to the pattern of rights exercised by the customer when the Company expects to be entitled to breakage and the Company determines that it does not have a legal obligation to remit the value of the unredeemed gift card to the relevant jurisdiction as unclaimed or abandoned property. Gift card breakage is recorded within Net sales. Prior to their redemption, gift cards are recorded as a liability within Accrued expenses and other current liabilities. The liability is estimated based on expected breakage that considers historical patterns of redemption. The gift card liability balance as of April 29, 2023, January 28, 2023, and April 30, 2022 was $10.5 million, $11.1 million, and $13.3 million, respectively. During the First Quarter 2023, the Company recognized Net sales of $2.0 million related to the gift card liability balance that existed at January 28, 2023.
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

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
3. INTANGIBLE ASSETS
The Company’s intangible assets were as follows:

		April 29, 2023
	Useful Life	Gross Amount	Accumulated Amortization	Net Amount
		(in thousands)
Gymboree tradename (1)	Indefinite	$69,953	$—	$69,953
Crazy 8 tradename (1)	5 years	4,000	(3,262)	738
Total intangible assets		$73,953	$(3,262)	$70,691

		January 28, 2023
	Useful Life	Gross Amount	Accumulated Amortization	Net Amount
		(in thousands)
Gymboree tradename (1)	Indefinite	$69,953	$—	$69,953
Crazy 8 tradename (1)	5 years	4,000	(3,062)	938
Customer databases (2)	3 years	3,000	(3,000)	—
Total intangible assets		$76,953	$(6,062)	$70,891

		April 30, 2022
	Useful Life	Gross Amount	Accumulated Amortization	Net Amount
		(in thousands)
Gymboree tradename (1)	Indefinite	$69,953	$—	$69,953
Crazy 8 tradename (1)	5 years	4,000	(2,461)	1,539
Customer databases (2)	3 years	3,000	(3,000)	—
Total intangible assets		$76,953	$(5,461)	$71,492
____________________________________________
(1)Included within Tradenames, net on the Consolidated Balance Sheets.
(2)Included within Other assets on the Consolidated Balance Sheets.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
4. PROPERTY AND EQUIPMENT, NET
Property and equipment consisted of the following:

	April 29, 2023	January 28, 2023	April 30, 2022
	(in thousands)
Property and equipment:
Land and land improvements	$3,403	$3,403	$3,403
Building and improvements	36,187	36,187	36,188
Material handling equipment	71,404	71,404	64,179
Leasehold improvements	179,949	196,302	196,055
Store fixtures and equipment	200,040	210,413	213,039
Capitalized software	343,132	336,336	325,163
Construction in progress	24,145	23,959	16,199
	858,260	878,004	854,226
Less accumulated depreciation and amortization	(711,945)	(728,130)	(697,193)
Property and equipment, net	$146,315	$149,874	$157,033
At April 29, 2023 and April 30, 2022, the Company reviewed its store related long-lived assets for indicators of impairment, and performed a recoverability test if indicators were identified. Based on the results of the analyses performed, the Company recorded asset impairment charges in the First Quarter 2023 of $1.8 million, inclusive of right-of-use (“ROU”) assets. The Company did not record asset impairment charges in the First Quarter 2022.

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
The following components of operating lease expense were recognized in the Company’s Consolidated Statements of Operations:

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
	(in thousands)
Fixed operating lease cost	$20,906	$22,970
Variable operating lease cost (1)	14,697	15,118
Total operating lease cost	$35,603	$38,088
____________________________________________
(1)Includes short term leases with lease periods of less than 12 months.
As of April 29, 2023, the weighted-average remaining operating lease term was 3.6 years, and the weighted-average discount rate for operating leases was 5.1%. Cash paid for amounts included in the measurement of operating lease liabilities during the First Quarter 2023 was $20.9 million. ROU assets obtained in exchange for new operating lease liabilities were $10.6 million during the First Quarter 2023.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of April 29, 2023, the maturities of operating lease liabilities were as follows:

April 29, 2023
(in thousands)
Remainder of 2023	$69,063
2024	42,943
2025	19,283
2026	15,183
2027	13,052
Thereafter	17,932
Total operating lease payments	177,456
Less: imputed interest	(14,810)
Present value of operating lease liabilities	$162,646

6. DEBT
On November 16, 2021, the Company completed the refinancing of its previous $360.0 million asset-based revolving credit facility (the “Previous ABL Credit Facility”) and previous $80.0 million term loan (the “Previous Term Loan”) with a new lending group led by an affiliate of Wells Fargo Bank, National Association (“Wells Fargo”) by entering into a fourth amendment to its credit agreement, dated as of May 9, 2019, with the lenders party thereto (as amended from time to time, the “Credit Agreement”). The refinanced debt consists of a $350.0 million asset-based revolving credit facility (the “ABL Credit Facility”) and a $50.0 million term loan (the “Term Loan”).
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
For the First Quarter 2023 and First Quarter 2022, the Company recognized $4.7 million and $1.6 million, respectively, in interest expense related to the ABL Credit Facility.
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
The ABL Credit Facility contains covenants, which include conditions on stock buybacks and the payment of cash dividends or similar payments, and a fixed-charge coverage ratio covenant, which only becomes effective in the event that borrowings and other uses of credit exceed $315.0 million. These covenants also limit the ability of the Company and its subsidiaries to incur certain liens, to incur certain indebtedness, to make certain investments, acquisitions, or dispositions or to change the nature of its business.
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
The table below presents the components of the Company’s ABL Credit Facility:

	April 29, 2023	January 28, 2023	April 30, 2022
	(in millions)
Total borrowing base availability	$408.9	$404.2	$420.0
Credit facility maximum	350.0	350.0	350.0
Maximum borrowing availability (1)	350.0	350.0	350.0

Outstanding borrowings	300.8	287.0	249.5
Letters of credit outstanding—standby	7.4	7.4	7.4
Utilization of credit facility at end of period	308.2	294.4	256.9

Availability (2) (3)	$41.8	$55.6	$93.1

Interest rate at end of period	6.5%	5.9%	2.0%

	First Quarter 2023	Fiscal 2022	First Quarter 2022
	(in millions)
Average end of day loan balance during the period	$297.1	$274.9	$251.2
Highest end of day loan balance during the period	$305.9	$297.7	$308.6

Average interest rate	5.9%	3.7%	2.0%
____________________________________________
(1)Lower of the credit facility maximum or the total borrowing base availability.
(2)The sub-limit availability for letters of credit was $42.6 million at April 29, 2023, January 28, 2023, and April 30, 2022.
(3)The ABL Credit Facility contains an excess availability requirement which would effectively reduce this amount to $6.8 million as of April 29, 2023.
The Term Loan bears interest, payable monthly, at (a) the LIBOR Rate plus 2.50% for any portion that is a LIBOR loan, or (b) the base rate plus 1.75% for any portion that is a base rate loan. The Term Loan is pre-payable at any time without penalty, and does not require amortization. For the First Quarter 2023 and First Quarter 2022, the Company recognized $0.9 million, and $0.4 million, respectively, in interest expense related to the Term Loan.
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

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Both the ABL Credit Facility and the Term Loan contain customary events of default, which include (subject in certain cases to customary grace and cure periods) nonpayment of principal or interest, breach of covenants, failure to pay certain other indebtedness, and certain events of bankruptcy, insolvency or reorganization. As of April 29, 2023, unamortized deferred financing costs amounted to $2.2 million, of which $1.9 million related to our ABL Credit Facility.
On June 5, 2023, the Company entered into a fifth amendment to its Credit Agreement, dated as of May 9, 2019, with the lenders party thereto (the “Fifth Amendment”), pursuant to which, among other things, (i) PNC Bank, National Association (“PNC Bank”) was added as a new lender, (ii) the ABL Credit Facility was increased to $445.0 million, (iii) LIBOR was replaced by the Secured Overnight Financing Rate (“SOFR”) as the interest rate benchmark, and (iv) the pricing grid for applicable margins on borrowings was updated. All other material terms and conditions of the Credit Agreement remained unchanged. (See Note 13 - Subsequent Events for further information.)

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

8. STOCKHOLDERS’ EQUITY
Share Repurchase Program
In November 2021, the Board of Directors authorized a $250.0 million share repurchase program (the “Share Repurchase Program”). Under this program, the Company may repurchase shares on the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, and other market and business conditions. The Company may suspend or discontinue the program at any time and may thereafter reinstitute purchases, all without prior announcement. As of April 29, 2023, there was $158.3 million remaining availability under the Share Repurchase Program.
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

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table summarizes the Company’s share repurchases:

	Thirteen Weeks Ended
	April 29, 2023		April 30, 2022
	Shares	Amount	Shares	Amount
	(in thousands)
Share repurchases related to:
Share repurchase program	155	$6,088	665	$38,699
Shares acquired and held in treasury	1	$74	1	$69
In accordance with the FASB ASC 505—Equity, the par value of the shares retired is charged against Common stock and the remaining purchase price is allocated between Additional paid-in capital and Retained earnings (deficit). The portion charged against Additional paid-in capital is determined using a pro-rata allocation based on total shares outstanding. For all shares retired in the First Quarter 2023 and First Quarter 2022, $2.9 million and $25.8 million was charged to Retained earnings (deficit), respectively.
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
The following table summarizes the Company’s stock-based compensation expense:

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
	(in thousands)
Deferred Awards	$2,500	$3,425
Performance Awards	583	4,137
Total stock-based compensation expense (1)	$3,083	$7,562
____________________________________________
(1)Stock-based compensation expense recorded within Cost of sales (exclusive of depreciation and amortization) amounted to $0.4 million and $0.6 million in the First Quarter 2023 and First Quarter 2022, respectively. All other stock-based compensation expense is included in Selling, general, and administrative expenses.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
10. EARNINGS (LOSS) PER COMMON SHARE
The following table reconciles net income (loss) and share amounts utilized to calculate basic and diluted earnings (loss) per common share:

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
	(in thousands)
Net income (loss)	$(28,834)	$19,831

Basic weighted average common shares outstanding	12,374	13,621
Dilutive effect of stock awards	—	220
Diluted weighted average common shares outstanding	12,374	13,841

Anti-dilutive shares excluded from diluted earnings (loss) per common share calculation	228	—

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
The Company’s effective income tax rate for the First Quarter 2023 was a benefit of 19.8%, or $7.1 million, compared to 13.0%, or $2.3 million, during the First Quarter 2022. The increase in the effective income tax rate for the First Quarter 2023 compared to the First Quarter 2022 was primarily driven by the release of a reserve in the First Quarter 2022 of $6.4 million for unrecognized tax benefits as a result of a settlement with a taxing authority which was nonrecurring and the First Quarter 2023 pretax loss as compared to pretax income in the First Quarter 2022.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act allows net operating losses (“NOLs”) incurred in taxable years 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to offset 100% of taxable income and to generate a refund of previously paid income taxes. Pursuant to the CARES Act, the Company carried back the taxable year 2020 tax loss of approximately $150.0 million to prior years. The remaining balance of $19.1 million as of April 29, 2023 is included within Prepaid expenses and other current assets on the Consolidated Balance Sheets.
The Company accrues interest and penalties related to unrecognized tax benefits as part of the provision for income taxes. The total amount of unrecognized tax benefits was $3.8 million, $3.6 million, and $2.3 million as of April 29, 2023, January 28, 2023, and April 30, 2022, respectively, and is included within long-term liabilities. Additional interest expense recognized in the First Quarter 2023 and First Quarter 2022 related to unrecognized tax benefits was not significant.
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

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
12. SEGMENT INFORMATION
In accordance with FASB ASC 280—Segment Reporting, the Company reports segment data based on geography: The Children’s Place U.S. and The Children’s Place International. Each segment includes an e-commerce business located at www.childrensplace.com, www.gymboree.com, www.sugarandjade.com, and www.pjplace.com. Included in The Children’s Place U.S. segment are the Company’s U.S. and Puerto Rico-based stores and revenue from the Company’s U.S.-based wholesale business. Included in The Children’s Place International segment are the Company’s Canadian-based stores, revenue from the Company’s Canadian-based wholesale business, and revenue from international franchisees. The Company measures its segment profitability based on operating income, defined as income before interest and taxes. Net sales and direct costs are recorded by each segment. Certain inventory procurement functions, such as production and design, as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services, are managed by The Children’s Place U.S. segment. Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales. The assets related to these functions are not allocated. The Company periodically reviews these allocations and adjusts them based upon changes in business circumstances. Net sales to external customers are derived from merchandise sales, and the Company has no customers that individually account for more than 10% of its net sales. As of April 29, 2023, The Children’s Place U.S. had 528 stores and The Children’s Place International had 71 stores. As of April 30, 2022, The Children’s Place U.S. had 583 stores and The Children’s Place International had 82 stores.
The following table provides segment level financial information:

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
	(in thousands)
Net sales:
The Children’s Place U.S.	$293,486	$327,961
The Children’s Place International (1)	28,154	34,389
Total net sales	$321,640	$362,350
Operating income (loss):
The Children’s Place U.S.	$(28,027)	$16,869
The Children’s Place International	(2,040)	2,385
Total operating income (loss)	$(30,067)	$19,254
Operating income (loss) as a percentage of net sales:
The Children’s Place U.S.	(9.5%)	5.1%
The Children’s Place International	(7.2%)	6.9%
Total operating income (loss) as a percentage of net sales	(9.3%)	5.3%
Depreciation and amortization:
The Children’s Place U.S.	$10,905	$12,587
The Children’s Place International	943	1,028
Total depreciation and amortization	$11,848	$13,615
Capital expenditures:
The Children’s Place U.S.	$10,972	$10,357
The Children’s Place International	10	366
Total capital expenditures	$10,982	$10,723
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

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

13. SUBSEQUENT EVENTS
Termination of corporate office building lease
On May 26, 2023, the Company proactively issued a voluntary termination notice for its corporate office building lease, to accelerate the termination date to June 1, 2024, and paid a termination fee of approximately $4 million. This termination was executed in order to capitalize on the prevailing tenant-favorable market conditions, as compared to the existing lease escalations contained in the Company’s agreement which was signed in 2009. The lease termination will reduce the Company’s ROU assets and operating lease liabilities balance by approximately $17 million.
Amendment of ABL Credit Facility and Term Loan
On June 5, 2023, the Company entered into the Fifth Amendment to its Credit Agreement, dated as of May 9, 2019, with the lenders party thereto, pursuant to which, among other things, (i) PNC Bank was added as a new lender, (ii) the ABL Credit Facility was increased to $445.0 million, (iii) LIBOR was replaced by SOFR as the interest rate benchmark, and (iv) the pricing grid for applicable margins on borrowings was updated. As a result of the amendment, our liquidity increased by approximately $85 million (after factoring in our excess availability requirement), based upon our borrowing base availability as of June 5, 2023.
Under the amended ABL Credit Facility, based on the amount of the Company’s average daily excess availability under the facility, borrowings outstanding bear interest, at the Company’s option, at:
(i)the prime rate per annum, plus a margin of 1.25% or 1.50%; or
(ii)the SOFR rate per annum, plus a margin of 2.00% or 2.25%.
Letter of credit fees range from 1.000% to 1.125% for commercial letters of credit and range from 1.500% to 1.750% for standby letters of credit. Letter of credit fees are determined based on the amount of the Company’s average daily excess availability under the facility.
Once the Company achieves a consolidated EBITDA of at least $200.0 million across four consecutive fiscal quarters, and based on the amount of the Company’s average daily excess availability under the facility, borrowings outstanding under the ABL Credit Facility would bear interest, at the Company’s option, at:
(i)the prime rate per annum, plus a margin of 0.625% or 0.875%; or
(ii)the SOFR rate per annum, plus a margin of 1.375% or 1.625%.
Letter of credit fees would range from 0.688% to 0.813% for commercial letters of credit and would range from 0.875% to 1.125% for standby letters of credit. Letter of credit fees are determined based on the amount of the Company’s average daily excess availability under the facility.
The Term Loan bears interest, payable monthly, at (a) the SOFR rate per annum plus 2.75% for any portion that is a SOFR loan, or (b) the base rate per annum plus 2.00% for any portion that is a base rate loan. All other material terms and conditions of the Credit Agreement remain unchanged.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This Quarterly Report on Form 10-Q contains or may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including but not limited to statements relating to the Company’s strategic initiatives and results of operations, including adjusted net income (loss) per diluted share. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “plan,” “project,” “expect,” “anticipate,” “estimate,” and similar words, although some forward-looking statements are expressed differently. These forward-looking statements are based upon the Company’s current expectations and assumptions and are subject to various risks and uncertainties that could cause actual results and performance to differ materially. Some of these risks and uncertainties are described in the Company’s filings with the Securities and Exchange Commission, including in Part I, Item 1A. Risk Factors of its annual report on Form 10-K for the fiscal year ended January 28, 2023. Included among the risks and uncertainties that could cause actual results and performance to differ materially are the risk that the Company will be unsuccessful in gauging fashion trends and changing consumer preferences, the risks resulting from the highly competitive nature of the Company’s business and its dependence on consumer spending patterns, which may be affected by changes in economic conditions (including inflation), the risks related to the COVID-19 pandemic, including the impact of the COVID-19 pandemic on our business or the economy in general, the risk that the Company’s strategic initiatives to increase sales and margin are delayed or do not result in anticipated improvements, the risk of delays, interruptions, disruptions and higher costs in the Company’s global supply chain, including resulting from COVID-19 or other disease outbreaks, foreign sources of supply in less developed countries, more politically unstable countries, or countries where vendors fail to comply with industry standards or ethical business practices, including the use of forced, indentured or child labor, the risk that the cost of raw materials or energy prices will increase beyond current expectations or that the Company is unable to offset cost increases through value engineering or price increases, various types of litigation, including class action litigations brought under consumer protection, employment, and privacy and information security laws and regulations, the imposition of regulations affecting the importation of foreign-produced merchandise, including duties and tariffs, and the uncertainty of weather patterns. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
The following discussion should be read in conjunction with the Company’s unaudited financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 28, 2023.
Terms that are commonly used in our Management’s Discussion and Analysis of Financial Condition and Results of Operations are defined as follows:
•First Quarter 2023 — The thirteen weeks ended April 29, 2023
•First Quarter 2022 — The thirteen weeks ended April 30, 2022
•Fiscal 2023 – The fifty-three weeks ending February 3, 2024
•Fiscal 2022 – The fifty-two weeks ended January 28, 2023
•SEC — U.S. Securities and Exchange Commission
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

OVERVIEW
Our Business
We are the largest pure-play children’s specialty apparel retailer in North America. We design, contract to manufacture, sell at retail and wholesale, and license to sell, trend right, high quality merchandise predominantly at value prices, primarily under our proprietary “The Children’s Place”, “Place”, “Baby Place”, “Gymboree”, “Sugar & Jade”, and “PJ Place” brand names. As of April 29, 2023, we had 599 stores across North America, our e-commerce business at www.childrensplace.com, www.gymboree.com, www.sugarandjade.com, and www.pjplace.com, and had 212 international points of distribution with our five franchise partners in 15 countries.
Segment Reporting
In accordance with FASB ASC 280—Segment Reporting, we report segment data based on geography: The Children’s Place U.S. and The Children’s Place International. Each segment includes an e-commerce business located at www.childrensplace.com, www.gymboree.com, www.sugarandjade.com and www.pjplace.com. Included in The Children’s Place U.S. segment are our U.S. and Puerto Rico-based stores and revenue from our U.S.-based wholesale business. Included in The Children’s Place International segment are our Canadian-based stores, revenue from our Canadian-based wholesale business, as well as revenue from international franchisees. We measure our segment profitability based on operating income, defined as income before interest and taxes. Net sales and direct costs are recorded by each segment. Certain inventory procurement functions such as production and design, as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services, are managed by The Children’s Place U.S. segment. Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales. The assets related to these functions are not allocated. We periodically review these allocations and adjust them based upon changes in business circumstances. Net sales to external customers are derived from merchandise sales, and we have no customers that individually account for more than 10% of our net sales.
COVID-19 Pandemic
As a result of the impact of the COVID-19 pandemic, we continue to experience disruptions in our business, including in our global supply chain, which have caused delays in the production and transportation of our products, which we are mitigating through shifting production schedules.
Recent Developments
Recent macroeconomic conditions have increased the cost of goods and services necessary to produce, import, and distribute our products, including cotton and other materials used in production, as well as labor, transportation, fuel and energy. Inflationary pressures have also adversely affected our core customer, resulting in a decrease in discretionary apparel purchases during the First Quarter 2023. We expect these macroeconomic conditions, including but not limited to increased product input costs, transportation costs and inflationary pressures, to continue to impact Fiscal 2023.
On May 26, 2023, the Company proactively issued a voluntary termination notice for its corporate office building lease, to accelerate the termination date to June 1, 2024, and paid a termination fee of approximately $4 million. This termination was executed in order to capitalize on the prevailing tenant-favorable market conditions, as compared to the existing lease escalations contained in the Company’s agreement which was signed in 2009. The lease termination will reduce the Company’s right-of-use (“ROU”) assets and operating lease liabilities balance by approximately $17 million.
On June 5, 2023, we entered into the Fifth Amendment to our credit agreement, dated as of May 9, 2019, with the lenders party thereto (as amended from time to time, the “Credit Agreement”), pursuant to which, among other things, (i) PNC Bank, National Association (“PNC Bank”) was added as a new lender, (ii) our ABL Credit Facility was increased to $445.0 million, (iii) the London InterBank Offered Rate (“LIBOR”) was replaced by the Secured Overnight Financing Rate (“SOFR”) as the interest rate benchmark, and (iv) the pricing grid for applicable margins on borrowings was updated. All other material terms and conditions of the Credit Agreement remained unchanged.
Operating Highlights
Net sales decreased $40.8 million, or 11.2%, to $321.6 million during the First Quarter 2023 from $362.4 million during the First Quarter 2022, primarily due to the combination of the ongoing macroeconomic conditions and the resulting outsized pressure on our customer. Comparable retail sales decreased 8.2% for the First Quarter 2023.

Gross profit decreased $45.4 million to $96.5 million or 30.0% of net sales during the First Quarter 2023 from $141.9 million or 39.2% of net sales during the First Quarter 2022. The 920 basis point decrease in gross margin was primarily the result of higher input costs, including cotton and other supply chain costs such as inbound transportation expenses, all of which are embedded in our inventory, and the deleverage of fixed expenses resulting from the decline in net sales.
Operating income (loss) decreased $49.4 million to a loss of $30.1 million during the First Quarter 2023 compared to income of $19.3 million during the First Quarter 2022. Operating loss deleveraged 1,460 basis points to (9.3)% of net sales.
Net income (loss) decreased $48.6 million to a loss of $28.8 million, or $(2.33) per diluted share, during the First Quarter 2023 compared to income of $19.8 million, or $1.43 per diluted share, during the First Quarter 2022, due to the factors discussed above.
While we continue to face a challenging macroeconomic environment, including increases in the cost of goods and services necessary to produce, import, and distribute our products, including cotton and other inputs, as well as labor, transportation, fuel and energy, and continuing uncertainty regarding the future impact of the COVID-19 pandemic, we continue to focus on our key strategic growth initiatives – superior product, digital transformation, alternative channels of distribution, and fleet optimization.
Digital remains our top priority and we continue to expand our digital capabilities. We have migrated to a new responsive site and mobile application, and we have expanded our partnerships with our outside providers to help us monitor and reallocate our marketing budgets in a more efficient and timely manner to drive acquisition, retention and reactivation. Starting in the second half of Fiscal 2022, the results from our new marketing strategies have been encouraging and we continue to position marketing as a key growth lever in Fiscal 2023 and beyond. As our digital business continues to expand, we also continue to strengthen our partnership with our third-party logistics providers in an effort to provide our customer with a best-in-class digital experience.
We continue to evaluate our store fleet through our fleet optimization initiative. We have closed 600 stores, including 14 stores closed during the First Quarter 2023, since the announcement of our fleet optimization initiative in 2013. We are currently targeting approximately 80 - 100 store closures in Fiscal 2023, which will leave us with approximately 500 stores entering 2024. With over 75% of our store fleet coming up for lease action in the next 24 months, we continue to maintain meaningful financial flexibility in our lease portfolio. The average unexpired lease term for our stores is approximately 0.9 years in the United States, Puerto Rico, and Canada.
In November 2021, our Board of Directors authorized a $250.0 million share repurchase program (the “Share Repurchase Program”). During the First Quarter 2023, we repurchased approximately 0.2 million shares of our common stock for $6.1 million, consisting of shares surrendered to cover tax withholdings associated with the vesting of equity awards. As of April 29, 2023, there was $158.3 million remaining availability under the Share Repurchase Program.
We have subsidiaries whose operating results are based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars. The table below summarizes the average translation rates that most significantly impact our operating results:

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Average Translation Rates (1)
Canadian dollar	0.7387	0.7895
Hong Kong dollar	0.1274	0.1279
____________________________________________
(1)The average translation rates are the average of the monthly translation rates used during each period to translate the respective statements of operations. Each rate represents the U.S. dollar equivalent of the respective foreign currency.

SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES
We describe our significant accounting policies in “Note 1. Basis of Preparation and Summary of Significant Accounting Policies” of the notes to consolidated financial statements included in our most recent Annual Report on Form 10-K for the fiscal year ended January 28, 2023. There have been no significant changes in our accounting policies from those described in our most recent Annual Report on Form 10-K.
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
Our critical accounting estimates are described under the heading “Critical Accounting Estimates” in Item 7 of our most recent Annual Report on Form 10-K for the fiscal year ended January 28, 2023. Our critical accounting estimates include impairment of long-lived assets, impairment of indefinite-lived intangible assets, income taxes, stock-based compensation, and inventory valuation. There have been no material changes in these critical accounting estimates from those described in our most recent Annual Report on Form 10-K.
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
The following table sets forth, for the periods indicated, selected data from our Statements of Operations expressed as a percentage of Net sales. We primarily evaluate the results of our operations as a percentage of Net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of Net sales (i.e., “basis points”). For example, SG&A increased 500 basis points to 35.1% of Net sales during the First Quarter 2023 from 30.1% during the First Quarter 2022. Accordingly, to the extent that our sales have increased at a faster rate than our costs (i.e., “leveraging”), the more efficiently we have utilized the investments we have made in our business. Conversely, if our sales decrease or if our costs grow at a faster pace than our sales (i.e., “deleveraging”), we have less efficiently utilized the investments we have made in our business.

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Net sales	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization)	70.0	60.8
Gross profit	30.0	39.2
Selling, general, and administrative expenses	35.1	30.1
Depreciation and amortization	3.7	3.8
Asset impairment charges	0.5	—
Operating income (loss)	(9.3)	5.3
Interest expense, net	(1.9)	(0.5)
Income (loss) before benefit for income taxes	(11.2)	4.8
Benefit for income taxes	(2.2)	(0.6)
Net income (loss)	(9.0%)	5.5%
Number of Company stores, end of period	599	665

The following table sets forth net sales by segment, for the periods indicated:

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
	(in thousands)
Net sales:
The Children’s Place U.S.	$293,486	$327,961
The Children’s Place International	28,154	34,389
Total net sales	$321,640	$362,350
First Quarter 2023 Compared to First Quarter 2022
Net sales decreased $40.8 million or 11.2%, to $321.6 million during the First Quarter 2023 from $362.4 million during the First Quarter 2022, primarily due to the combination of the ongoing macroeconomic conditions and the resulting outsized pressure on our consumer. Comparable retail sales decreased 8.2% for the quarter.
The Children’s Place U.S. net sales decreased $34.5 million or 10.5%, to $293.5 million in the First Quarter 2023, compared to $328.0 million in the First Quarter 2022. This decrease was primarily due to the combination of the ongoing macroeconomic conditions and the resulting outsized pressure on our consumer.
The Children’s Place International net sales decreased $6.2 million or 18.1%, to $28.2 million in the First Quarter 2023, compared to $34.4 million in the First Quarter 2022. This decrease was primarily due to the ongoing macroeconomic conditions and the resulting outsized pressure on our consumer.
Total e-commerce sales, which include postage and handling, were 46.4% of net retail sales and 42.4% of net sales during the First Quarter 2023, compared to 44.5% and 42.1%, respectively, during the First Quarter 2022.
Gross profit decreased $45.4 million to $96.5 million or 30.0% in the First Quarter 2023, compared to $141.9 million or 39.2% in the First Quarter 2022. The 920 basis point decrease in gross margin was primarily the result of higher input costs, including cotton and other supply chain costs such as inbound transportation expenses, all of which are embedded in our inventory, and the deleverage of fixed expenses resulting from the decline in net sales.
Gross profit as a percentage of net sales is dependent upon a variety of factors, including changes in the relative sales mix among distribution channels, changes in the mix of products sold, the timing and level of promotional activities, foreign currency exchange rates, and fluctuations in shipping and material costs. These factors, among others, may cause gross profit as a percentage of net sales to fluctuate from period to period.
Selling, general, and administrative expenses increased $3.9 million to $112.9 million during the First Quarter 2023 from $109.0 million during the First Quarter 2022. SG&A deleveraged 500 basis points to 35.1% of net sales in the First Quarter 2023. The First Quarter 2023 results included incremental operating expenses, including contract termination costs of $2.4 million, fleet optimization costs of $1.1 million and restructuring costs of $0.3 million. The First Quarter 2022 results included incremental operating expenses, including professional and consulting fees of $0.5 million and fleet optimization costs of $0.3 million. Excluding the impact of these incremental charges, SG&A deleveraged 400 basis points to 33.9% of net sales, primarily as a result of the deleverage of fixed expenses resulting from the decline in net sales, as well as planned higher marketing spend.
Depreciation and amortization was $11.8 million during the First Quarter 2023, compared to $13.6 million during the First Quarter 2022. The decrease was primarily driven by reduced depreciation of capitalized software and the permanent closure of 66 stores during the past twelve months.
Asset impairment charges were $1.8 million during the First Quarter 2023, inclusive of ROU assets. These charges were related to underperforming stores identified in our ongoing store portfolio evaluation primarily as a result of decreased net sales and cash flow projections. There were no asset impairment charges recorded during the First Quarter 2022.
Operating income (loss) decreased $49.4 million to a loss of $30.1 million during the First Quarter 2023, compared to income of $19.3 million during the First Quarter 2022. Operating loss deleveraged 1,460 basis points to (9.3)% of net sales in the First Quarter 2023. The First Quarter 2023 results included incremental operating expenses of $5.5 million, as described above, and included all asset impairment charges recorded, compared to $1.4 million in the First Quarter 2022. Excluding the impact of these incremental charges, operating loss deleveraged 1,330 basis points to (7.6)% of net sales.

Net interest expense was $5.9 million during the First Quarter 2023, compared to $1.7 million during the First Quarter 2022. The increase in interest expense was driven by higher borrowings and higher average interest rates associated with the ABL Credit Facility and Term Loan due to continued market-based rate increases.
Benefit for income taxes was $7.1 million during the First Quarter 2023, compared to $2.3 million during the First Quarter 2022. Our effective tax rate was a benefit of 19.8% and 13.0% in the First Quarter 2023 and First Quarter 2022, respectively. The increase in our effective tax rate for the First Quarter 2023 compared to the First Quarter 2022 was primarily driven by the release of a reserve for unrecognized tax benefits as a result of a settlement with a taxing authority in the First Quarter 2022 which was nonrecurring and the First Quarter 2023 pretax loss as compared to pretax income in the First Quarter 2022.
Net income (loss) decreased $48.6 million to a loss of $28.8 million, or $(2.33) per diluted share during the First Quarter 2023, compared to income of $19.8 million, or $1.43 per diluted share during the First Quarter 2022, due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our working capital needs typically follow a seasonal pattern, peaking during the third fiscal quarter based on seasonal inventory purchases. Currently, our primary uses of cash are for working capital requirements, which are principally inventory purchases, and the financing of capital projects.
On November 16, 2021, we completed the refinancing of our previous $360.0 million asset-based revolving credit facility (the “Previous ABL Credit Facility”) and our previous $80.0 million term loan (the “Previous Term Loan”) with a new lending group led by an affiliate of Wells Fargo Bank, National Association (“Wells Fargo”) by entering into the Fourth Amendment to our Credit Agreement, with the lenders party thereto. The refinanced debt consists of a $350.0 million asset-based revolving credit facility (the “ABL Credit Facility”) and a $50.0 million term loan (the “Term Loan”). See “ABL Credit Facility and Term Loan” below for further information.
Our working capital deficit increased $82.5 million to $112.7 million at April 29, 2023, compared to $30.2 million at April 30, 2022, primarily reflecting a decrease in our inventory balance and cash on hand, and an increase in borrowings on our ABL Credit Facility, partially offset by a decrease in our accounts payable balance. During the First Quarter 2023, we used $6.1 million of cash to repurchase shares, consisting of shares surrendered to cover tax withholdings associated with the vesting of equity awards.
At April 29, 2023, we had $300.8 million of outstanding borrowings under our $350.0 million ABL Credit Facility. At April 29, 2023, we had total liquidity of $25.0 million, including $6.8 million of availability under our ABL Credit Facility (after factoring in our excess availability requirement), and $18.2 million of cash on hand. In addition, at April 29, 2023, we had $7.4 million of outstanding letters of credit with an additional $42.6 million available for issuing letters of credit under our ABL Credit Facility.
On June 5, 2023, we entered into the Fifth Amendment to our Credit Agreement, dated as of May 9, 2019, with the lenders party thereto, pursuant to which, among other things, our ABL Credit Facility was increased to $445.0 million. (See “Recent Developments” for further information.) As a result of the amendment, our liquidity increased by approximately $85 million (after factoring in our excess availability requirement), based upon our borrowing base availability as of June 5, 2023.
We expect to be able to meet our working capital and capital expenditure requirements for the foreseeable future by using our cash on hand, cash flows from operations, and availability under our ABL Credit Facility.
ABL Credit Facility and Term Loan
We and certain of our subsidiaries maintain the $350.0 million ABL Credit Facility and the $50.0 million Term Loan with Wells Fargo, Truist Bank, Bank of America, N.A., HSBC Business Credit (USA) Inc., and JPMorgan Chase Bank, N.A., as lenders (collectively, the “Lenders”) and Wells Fargo, as Administrative Agent, Collateral Agent, Swing Line Lender and Term Agent. Both the ABL Credit Facility and the Term Loan mature in November 2026, and both of these debt facilities have lower interest rates, reduced reporting requirements, and increased flexibility under the covenants compared to the Previous ABL Credit Facility and Previous Term Loan.
The ABL Credit Facility includes a $25.0 million Canadian sublimit and a $50.0 million sublimit for standby and documentary letters of credit.

Borrowings outstanding under the ABL Credit Facility bear interest, at our option, at:
(i)the prime rate, plus a margin of 0.375% or 0.625% based on the amount of our average excess availability under the facility; or
(ii)the LIBOR rate, for an interest period of one, three, or six months, as selected by us, plus a margin of 1.125% or 1.375% based on the amount of tour average excess availability under the facility.
For the First Quarter 2023 and First Quarter 2022, we recognized $4.7 million and $1.6 million, respectively, in interest expense related to the ABL Credit Facility.
We are charged a fee of 0.20% on the unused portion of the commitments. Letter of credit fees range from 0.563% to 0.683% for commercial letters of credit and range from 0.625% to 0.875% for standby letters of credit. Letter of credit fees are determined based on the amount of our average excess availability under the facility. The amount available for loans and letters of credit under the ABL Credit Facility is determined by a borrowing base consisting of certain credit card receivables, certain trade receivables, certain inventory, and the fair market value of certain real estate, subject to certain reserves.
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
The ABL Credit Facility contains covenants, which include conditions on stock buybacks and the payment of cash dividends or similar payments, and a fixed-charge coverage ratio covenant, which only becomes effective in the event that borrowings and other uses of credit exceed $315.0 million. These covenants also limit our ability to incur certain liens, to incur certain indebtedness, to make certain investments, acquisitions, or dispositions or to change the nature of our business.
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
The table below presents the components of our ABL Credit Facility:

	April 29, 2023	January 28, 2023	April 30, 2022
	(in millions)
Total borrowing base availability	$408.9	$404.2	$420.0
Credit facility maximum	350.0	350.0	350.0
Maximum borrowing availability (1)	350.0	350.0	350.0

Outstanding borrowings	300.8	287.0	249.5
Letters of credit outstanding—standby	7.4	7.4	7.4
Utilization of credit facility at end of period	308.2	294.4	256.9

Availability (2) (3)	$41.8	$55.6	$93.1

Interest rate at end of period	6.5%	5.9%	2.0%

	First Quarter 2023	Fiscal 2022	First Quarter 2022
	(in millions)
Average end of day loan balance during the period	$297.1	$274.9	$251.2
Highest end of day loan balance during the period	$305.9	$297.7	$308.6

Average interest rate	5.9%	3.7%	2.0%
____________________________________________
(1)Lower of the credit facility maximum or the total borrowing base availability.
(2)The sub-limit availability for the letters of credit was $42.6 million at April 29, 2023, January 28, 2023, and April 30, 2022.
(3)The ABL Credit Facility contains an excess availability requirement which would effectively reduce this amount to $6.8 million as of April 29, 2023.

The Term Loan bears interest, payable monthly, at (a) the LIBOR Rate plus 2.50% for any portion that is a LIBOR loan, or (b) the base rate plus 1.75% for any portion that is a base rate loan. The Term Loan is pre-payable at any time without penalty, and does not require amortization. For the First Quarter 2023 and First Quarter 2022, we recognized $0.9 million and $0.4 million, respectively, in interest expense related to the Term Loan.
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
Both the ABL Credit Facility and the Term Loan contain customary events of default, which include (subject in certain cases to customary grace and cure periods) nonpayment of principal or interest, breach of covenants, failure to pay certain other indebtedness, and certain events of bankruptcy, insolvency or reorganization. As of April 29, 2023, unamortized deferred financing costs amounted to $2.2 million, of which $1.9 million related to our ABL Credit Facility.
Fifth Amendment to the Credit Agreement
On June 5, 2023, we entered into the Fifth Amendment to our Credit Agreement, dated as of May 9, 2019, with the lenders party thereto, pursuant to which, among other things, (i) PNC Bank was added as a new lender, (ii) our ABL Credit Facility was increased to $445.0 million, (iii) LIBOR was replaced by SOFR as the interest rate benchmark, and (iv) the pricing grid for applicable margins on borrowings was updated.
Under the amended ABL Credit Facility, based on the amount of our average daily excess availability under the facility, borrowings outstanding bear interest, at our option, at:
(i)the prime rate per annum, plus a margin of 1.25% or 1.50%; or
(ii)the SOFR rate per annum, plus a margin of 2.00% or 2.25%.
Letter of credit fees range from 1.000% to 1.125% for commercial letters of credit and range from 1.500% to 1.750% for standby letters of credit. Letter of credit fees are determined based on the amount of our average daily excess availability under the facility.
Once we achieve a consolidated EBITDA of at least $200.0 million across four consecutive fiscal quarters, and based on the amount of our average daily excess availability under the facility, borrowings outstanding under the ABL Credit Facility would bear interest, at our option, at:
(i)the prime rate per annum, plus a margin of 0.625% or 0.875%; or
(ii)the SOFR rate per annum, plus a margin of 1.375% or 1.625%.
Letter of credit fees would range from 0.688% to 0.813% for commercial letters of credit and would range from 0.875% to 1.125% for standby letters of credit. Letter of credit fees are determined based on the amount of the Company’s average daily excess availability under the facility.
The Term Loan bears interest, payable monthly, at (a) the SOFR rate per annum plus 2.75% for any portion that is a SOFR loan, or (b) the base rate per annum plus 2.00% for any portion that is a base rate loan.
All other material terms and conditions of the Credit Agreement remain unchanged.
Cash Flows and Capital Expenditures
Cash provided by operating activities was $5.1 million during the First Quarter 2023, compared to cash used in operating activities of $18.8 million during the First Quarter 2022. Cash provided by operating activities during the First Quarter 2023 was primarily the result of a lower inventory balance, partially offset by losses incurred during the period and other planned changes in working capital.
Cash used in operating activities during the First Quarter 2022 was primarily the result of the timing of inventory receipts as a result of global supply chain disruptions, partially offset by earnings generated during the period, the receipt of a net income tax refund of $21.6 million, as well as other planned changes in working capital.
Cash used in investing activities was $11.0 million during the First Quarter 2023 and First Quarter 2022, primarily driven by capital expenditures.
Cash provided by financing activities was $7.8 million during the First Quarter 2023, compared to $33.9 million during the First Quarter 2022. The decrease primarily resulted from lower net borrowings under our ABL Credit Facility, and lower repurchases of our common stock during the First Quarter 2023 compared to the First Quarter 2022.

We anticipate total capital expenditures to be in the range of $20 million to $25 million in Fiscal 2023, primarily to support our distribution center expansion, digital initiatives, and enhancement of our fulfillment capabilities, compared to $45.6 million in Fiscal 2022. Our ability to continue to meet our capital requirements in Fiscal 2023 depends on our cash on hand, our ability to generate cash flows from operations, and available borrowings under our ABL Credit Facility. Cash flows generated from operations depends on our ability to achieve our financial plans. We believe that our existing cash on hand, cash generated from operations, and funds available to us through our ABL Credit Facility will be sufficient to fund our capital and other cash requirements for the foreseeable future.
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
Interest Rates
Our ABL Credit Facility bears interest at a floating rate equal to the prime rate or LIBOR, plus a calculated spread based on our average excess availability under the facility. As of April 29, 2023, we had $300.8 million in borrowings under our ABL Credit Facility. A 10% change in the prime rate or LIBOR interest rates would not have had a material impact on our interest expense.
Our Term Loan bears interest, payable monthly, at (a) the LIBOR Rate plus 2.50% for any portion that is a LIBOR loan, or (b) the base rate plus 1.75% for any portion that is a base rate loan. As of April 29, 2023, the outstanding balance of the Term Loan was $50.0 million. A 10% change in the three month LIBOR Rate would not have had a material impact on our interest expense.
On June 5, 2023, we entered into the Fifth Amendment to our Credit Agreement, dated as of May 9, 2019, with the lenders party thereto, pursuant to which, among other things, (i) LIBOR was replaced by SOFR as the interest rate benchmark, and (ii) the pricing grid for applicable margins on borrowings was updated. Interest on borrowings under the amended ABL Credit Facility is payable monthly at SOFR plus 2.00% or 2.25% per annum, based on the amount of our average daily excess availability under the facility. Interest under the Term Loan is payable monthly at SOFR plus 2.75% per annum. See “Recent Developments” above.
Assets and Liabilities of Foreign Subsidiaries
Assets and liabilities outside the United States are primarily located in Canada and Hong Kong, where our investments in our subsidiaries are considered long-term. As of April 29, 2023, net assets in Canada and Hong Kong amounted to $22.5 million. A 10% increase or decrease in the Canadian and Hong Kong foreign currency exchange rates would increase or decrease the corresponding net investment by $2.3 million. All changes in the net investments in our foreign subsidiaries are recorded in other comprehensive income (loss).
As of April 29, 2023, we had $5.2 million of our cash and cash equivalents held in foreign subsidiaries, of which $1.8 million was in India, $1.7 million was in China, $1.2 million was in Canada, and $0.3 million was in Hong Kong.
Foreign Operations
We have exchange rate exposure primarily with respect to certain revenues and expenses denominated in Canadian dollars. As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses. Assuming a 10% change in foreign currency exchange rates, the First Quarter 2023 net sales would have decreased or increased by approximately $2.4 million, and total costs and expenses would have decreased or increased by approximately $3.4 million. Additionally, we have foreign currency denominated receivables and payables that, when settled, result in transaction gains or losses. A 10% change in foreign currency exchange rates would not result in a significant transaction gain or loss in earnings.

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
Management, including our Chief Executive Officer and President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of April 29, 2023. Based on that evaluation, our Chief Executive Officer and President and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level, as of April 29, 2023, to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive, principal accounting, and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS.
Certain legal proceedings in which we are involved are discussed in “Note 7. Commitments and Contingencies” to the accompanying consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended January 28, 2023.

ITEM 1A.RISK FACTORS.
There were no material changes to the risk factors disclosed in Item 1A of Part I in our Annual Report on Form 10-K for the year ended January 28, 2023.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
In November 2021, our Board of Directors authorized a $250.0 million share repurchase program (the “Share Repurchase Program”). Under this program, we may repurchase shares on the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, and other market and business conditions. We may suspend or discontinue the program at any time and may thereafter reinstitute purchases, all without prior announcement. As of April 29, 2023, there was $158.3 million remaining availability under the Share Repurchase Program.
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
The following table provides a month-by-month summary of our share repurchase activity during the First Quarter 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs
1/29/23-2/25/23 (1)	1,550	$47.98	—	$164,352
2/26/23-4/1/23 (2)	149,647	39.28	149,647	158,474
4/2/23-4/29/23 (3)	5,418	38.25	5,418	158,267
Total	156,615	$39.33	155,065	$158,267
____________________________________________
(1)Includes 1,550 shares acquired as treasury stock as directed by participants in the deferred compensation plan.
(2)Includes 149,647 shares withheld to cover taxes in conjunction with the vesting of stock awards.
(3)Includes 5,418 shares withheld to cover taxes in conjunction with the vesting of stock awards.

ITEM 6.    EXHIBITS.
The following exhibits are filed with this Quarterly Report on Form 10-Q:

10.1(+)
Joinder and Fifth Amendment to the Amended and Restated Credit Agreement and Other Loan Documents, dated as of June 5, 2023, among the Company, the Borrowers identified on Schedule I thereto, the Guarantors identified on Schedule II thereto, the Lenders and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, L/C Issuer, Swing Line Lender and Term Agent.

31.1(+)	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2(+)	Certificate of Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32(+)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
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

THE CHILDREN’S PLACE, INC.

Date:	June 7, 2023	By:	/S/ Jane T. Elfers
Jane T. Elfers
Chief Executive Officer and President
(Principal Executive Officer)

Date:	June 7, 2023	By:	/S/ Sheamus Toal
Sheamus Toal
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)