Form 10-Q
period 2023-07-29
Childrens Place, Inc.
filed 2023-08-30
CIK 1041859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, par value $0.10 per share, outstanding at August 24, 2023: 12,478,857.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JULY 29, 2023

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 29, 2023	January 28, 2023	July 30, 2022
	(in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$18,846	$16,689	$28,193
Accounts receivable	33,073	49,584	44,445
Inventories	536,980	447,795	616,436
Prepaid expenses and other current assets	65,108	47,875	59,383
Total current assets	654,007	561,943	748,457
Long-term assets:
Property and equipment, net	141,244	149,874	154,738
Right-of-use assets	112,325	155,481	167,619
Tradenames, net	70,491	70,891	71,292
Deferred income taxes	35,798	36,616	20,013
Other assets	9,220	11,476	12,339
Total assets	$1,023,085	$986,281	$1,174,458

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving loan	$347,546	$286,990	$283,931
Accounts payable	262,369	177,147	303,776
Current portion of operating lease liabilities	65,266	78,576	78,989
Income taxes payable	2,938	6,014	2,482
Accrued expenses and other current liabilities	122,032	99,658	123,919
Total current liabilities	800,151	648,385	793,097
Long-term liabilities:
Long-term debt	49,785	49,752	49,718
Long-term portion of operating lease liabilities	63,714	96,482	112,386
Income taxes payable	9,610	17,199	18,925
Other tax liabilities	2,905	2,757	2,337
Other long-term liabilities	10,990	13,228	13,814
Total liabilities	937,155	827,803	990,277
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Preferred stock, $1.00 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—	—
Common stock, $0.10 par value, 100,000 shares authorized; 12,544, 12,292, and 13,087 issued; 12,473, 12,225, and 13,023 outstanding	1,254	1,229	1,309
Additional paid-in capital	145,117	150,956	151,954
Treasury stock, at cost (71, 67, and 64 shares)	(3,884)	(3,736)	(3,587)
Deferred compensation	3,884	3,736	3,587
Accumulated other comprehensive loss	(15,964)	(16,247)	(14,614)
Retained earnings (deficit)	(44,477)	22,540	45,532
Total stockholders’ equity	85,930	158,478	184,181
Total liabilities and stockholders’ equity	$1,023,085	$986,281	$1,174,458

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
	(in thousands, except earnings (loss) per common share)
Net sales	$345,599	$380,885	$667,239	$743,235
Cost of sales (exclusive of depreciation and amortization)	257,840	265,422	483,019	485,867
Gross profit	87,759	115,463	184,220	257,368
Selling, general, and administrative expenses	111,965	114,672	224,895	223,708
Depreciation and amortization	11,953	13,241	23,801	26,856
Asset impairment charges	782	1,379	2,532	1,379
Operating income (loss)	(36,941)	(13,829)	(67,008)	5,425
Interest expense	(7,658)	(2,603)	(13,594)	(4,313)
Interest income	17	14	51	19
Income (loss) before benefit for income taxes	(44,582)	(16,418)	(80,551)	1,131
Benefit for income taxes	(9,227)	(3,120)	(16,363)	(5,402)
Net income (loss)	$(35,355)	$(13,298)	$(64,188)	$6,533

Earnings (loss) per common share
Basic	$(2.82)	$(1.01)	$(5.16)	$0.49
Diluted	$(2.82)	$(1.01)	$(5.16)	$0.48

Weighted average common shares outstanding
Basic	12,522	13,147	12,448	13,384
Diluted	12,522	13,147	12,448	13,532

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
	(in thousands)
Net income (loss)	$(35,355)	$(13,298)	$(64,188)	$6,533
Other comprehensive income (loss):
Foreign currency translation adjustment	1,101	54	283	(428)
Total comprehensive income (loss)	$(34,254)	$(13,244)	$(63,905)	$6,105

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

Thirteen Weeks Ended July 29, 2023
						Accumulated
			Additional		Retained	Other			Total
	Common Stock		Paid-In	Deferred	Earnings	Comprehensive	Treasury Stock		Stockholders’
(in thousands)	Shares	Amount	Capital	Compensation	(Deficit)	Loss	Shares	Amount	Equity
Balance, April 29, 2023	12,473	$1,247	$150,846	$3,810	$(9,207)	$(17,065)	(68)	$(3,810)	$125,821
Vesting of stock awards	119	12	(12)						—
Stock-based compensation benefit			(4,762)						(4,762)
Purchase and retirement of common stock	(48)	(5)	(955)		85				(875)
Other comprehensive income						1,101			1,101
Deferral of common stock into deferred compensation plan				74			(3)	(74)	—
Net loss					(35,355)				(35,355)
Balance, July 29, 2023	12,544	$1,254	$145,117	$3,884	$(44,477)	$(15,964)	(71)	$(3,884)	$85,930

Twenty-six Weeks Ended July 29, 2023
						Accumulated
			Additional		Retained	Other			Total
	Common Stock		Paid-In	Deferred	Earnings	Comprehensive	Treasury Stock		Stockholders’
(in thousands)	Shares	Amount	Capital	Compensation	(Deficit)	Loss	Shares	Amount	Equity
Balance, January 28, 2023	12,292	$1,229	$150,956	$3,736	$22,540	$(16,247)	(67)	$(3,736)	$158,478
Vesting of stock awards	455	46	(46)						—
Stock-based compensation benefit			(1,679)						(1,679)
Purchase and retirement of common stock	(203)	(21)	(4,114)		(2,829)				(6,964)
Other comprehensive income						283			283
Deferral of common stock into deferred compensation plan				148			(4)	(148)	—
Net loss					(64,188)				(64,188)
Balance, July 29, 2023	12,544	$1,254	$145,117	$3,884	$(44,477)	$(15,964)	(71)	$(3,884)	$85,930

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

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Twenty-six Weeks Ended
	July 29, 2023	July 30, 2022
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(64,188)	$6,533
Reconciliation of net income (loss) to net cash used in operating activities:
Non-cash portion of operating lease expense	37,757	40,075
Depreciation and amortization	23,801	26,856
Non-cash stock-based compensation expense (benefit), net	(1,679)	13,834
Asset impairment charges	2,532	1,379
Deferred income tax provision	828	2,768
Other non-cash charges (income), net	331	(521)
Changes in operating assets and liabilities:
Inventories	(88,959)	(187,762)
Accounts receivable and other assets	19,215	(23,542)
Prepaid expenses and other current assets	(798)	554
Income taxes payable, net of prepayments	(23,334)	8,008
Accounts payable and other current liabilities	105,912	105,228
Lease liabilities	(41,886)	(47,928)
Other long-term liabilities	(2,237)	1,729
Net cash used in operating activities	(32,705)	(52,789)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(18,152)	(18,766)
Change in deferred compensation plan	(109)	(357)
Net cash used in investing activities	(18,261)	(19,123)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	317,144	379,364
Repayments under revolving credit facility	(256,588)	(270,750)
Purchase and retirement of common stock, including shares surrendered for tax withholdings and transaction costs	(6,964)	(62,900)
Payment of debt issuance costs	(623)	—
Net cash provided by financing activities	52,969	45,714
Effect of exchange rate changes on cash and cash equivalents	154	(396)
Net increase (decrease) in cash and cash equivalents	2,157	(26,594)
Cash and cash equivalents, beginning of period	16,689	54,787
Cash and cash equivalents, end of period	$18,846	$28,193

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Net cash paid (received) for income taxes	$5,944	$(16,425)
Cash paid for interest	12,563	4,014
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Purchases of property and equipment not yet paid	7,344	16,171

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.BASIS OF PRESENTATION
Description of Business
The Children’s Place, Inc. and subsidiaries (collectively, the “Company”) is an omni-channel children’s specialty portfolio of brands with an industry-leading digital-first operating model. Its global retail and wholesale network includes four digital storefronts, more than 500 stores in North America, wholesale marketplaces and distribution in 16 countries through six international franchise partners. The Company designs, contracts to manufacture, and sells fashionable, high-quality apparel, accessories and footwear predominantly at value prices, primarily under the Company’s proprietary brands: “The Children’s Place”, “Gymboree”, “Sugar & Jade”, and “PJ Place”.
The Company classifies its business into two segments: The Children’s Place U.S. and The Children’s Place International. Included in The Children’s Place U.S. segment are the Company’s U.S. and Puerto Rico-based stores and revenue from its U.S.-based wholesale business. Included in The Children’s Place International segment are its Canadian-based stores, revenue from the Company’s Canadian-based wholesale business, as well as revenue from international franchisees. Each segment includes an e-commerce business located at www.childrensplace.com, www.gymboree.com, www.sugarandjade.com, and www.pjplace.com. The Company also has social media channels on Instagram, Facebook, X, formerly known as Twitter, YouTube and Pinterest.
Terms that are commonly used in the notes to the Company’s consolidated financial statements are defined as follows:
•Second Quarter 2023 — The thirteen weeks ended July 29, 2023
•Second Quarter 2022 — The thirteen weeks ended July 30, 2022
•Year-To-Date 2023 — The twenty-six weeks ended July 29, 2023
•Year-To-Date 2022 — The twenty-six weeks ended July 30, 2022
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
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated. As of July 29, 2023, January 28, 2023 and July 30, 2022, the Company did not have any investments in unconsolidated affiliates. FASB ASC 810—Consolidation is considered when determining whether an entity is subject to consolidation.
In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary for a fair statement of the consolidated financial position of the Company as of July 29, 2023 and July 30, 2022, the results of its consolidated operations, consolidated comprehensive income (loss), and consolidated changes in stockholders’ equity for the thirteen and twenty-six weeks ended July 29, 2023 and July 30, 2022, and consolidated cash flows for the twenty-six weeks ended July 29, 2023 and July 30, 2022. The consolidated balance sheet as of January 28, 2023 was derived from audited financial statements. Due to the seasonal nature of the Company’s business, the results of operations for the thirteen and twenty-six weeks ended July 29, 2023 and July 30, 2022 are not necessarily indicative of operating results for a full fiscal year. These consolidated financial statements should be read in conjunction with the

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2023.
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
The following table presents the Company’s revenues disaggregated by geography:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
	(in thousands)
Net sales:
South	$127,708	$146,368	$247,626	$282,740
Northeast	59,935	72,113	124,468	147,509
West	46,750	52,411	89,352	102,543
Midwest	34,093	39,218	72,902	82,831
International and other (1)	77,113	70,775	132,891	127,612
Total net sales	$345,599	$380,885	$667,239	$743,235
____________________________________________
(1) Includes retail and e-commerce sales in Canada and Puerto Rico, wholesale and franchisee sales, and certain amounts earned under the Company’s private label credit card program.
The Company recognizes revenue, including shipping and handling fees billed to customers, upon purchase at the Company’s retail stores or when received by the customer if the product was purchased via e-commerce, net of coupon redemptions and anticipated sales returns. The Company deferred sales of $11.7 million, $2.9 million, and $12.6 million within Accrued expenses and other current liabilities as of July 29, 2023, January 28, 2023, and July 30, 2022, respectively, based upon estimated time of delivery, at which point control passes to the customer. Sales tax collected from customers is excluded from revenue.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
For its wholesale business, the Company recognizes revenue, including shipping and handling fees billed to customers, when title of the goods passes to the customer, net of commissions, discounts, operational chargebacks, and cooperative advertising. The allowance for wholesale revenue included within Accounts receivable was $7.4 million, $5.0 million, and $4.3 million as of July 29, 2023, January 28, 2023, and July 30, 2022, respectively.
For the sale of goods to retail customers with a right of return, the Company recognizes revenue for the consideration it expects to be entitled to and calculates an allowance for estimated sales returns based upon the Company’s sales return experience. Adjustments to the allowance for estimated sales returns in subsequent periods have not been material based on historical data, thereby reducing the uncertainty inherent in such estimates. The allowance for estimated sales returns, which is recorded in Accrued expenses and other current liabilities, was $2.5 million, $1.0 million, and $2.3 million as of July 29, 2023, January 28, 2023, and July 30, 2022, respectively.
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
The Company has a points-based customer loyalty program in which customers earn points based on purchases and other promotional activities. These points can be redeemed for coupons to discount future purchases. A contract liability is estimated based on the standalone selling price of benefits earned by customers through the program and the related redemption experience under the program. The value of each point earned is recorded as deferred revenue and is included within Accrued expenses and other current liabilities. The total contract liabilities related to this program were $5.6 million, $2.6 million, and $3.9 million as of July 29, 2023, January 28, 2023, and July 30, 2022, respectively.
The Company’s policy with respect to gift cards is to record revenue as and when the gift cards are redeemed for merchandise. The Company recognizes gift card breakage income in proportion to the pattern of rights exercised by the customer when the Company expects to be entitled to breakage and the Company determines that it does not have a legal obligation to remit the value of the unredeemed gift card to the relevant jurisdiction as unclaimed or abandoned property. Gift card breakage is recorded within Net sales. Prior to their redemption, gift cards are recorded as a liability within Accrued expenses and other current liabilities. The liability is estimated based on expected breakage that considers historical patterns of redemption. The gift card liability balance as of July 29, 2023, January 28, 2023, and July 30, 2022 was $10.2 million, $11.1 million, and $11.7 million, respectively. During Year-To-Date 2023, the Company recognized Net sales of $3.1 million related to the gift card liability balance that existed at January 28, 2023.
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

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
3. RESTRUCTURING
In support of the Company’s ongoing structural transformation from a legacy store operating model to a digital-first retailer, during the Second Quarter 2023, the Company voluntarily entered into an early termination of its corporate office lease and implemented a workforce reduction. On May 26, 2023, the Company proactively accelerated the termination of its corporate office lease to capitalize on the prevailing tenant-favorable market conditions. That lease will now expire in May 2024. On June 28, 2023, the Company announced that it implemented a 17% reduction in the number of its salaried workforce, the substantial majority of whom were located at the Company’s corporate offices in Secaucus, New Jersey, with the balance at other domestic and international locations. The voluntary lease termination, combined with the workforce reduction, will enable the Company to reduce its current space configuration and capitalize on lower prevailing market rates than would have been applicable under its existing lease, which included escalations in occupancy costs, and did not expire until 2029. The actions associated with the workforce reduction are expected to be substantially completed by the end of the third quarter of 2023.
As a result of these strategic actions associated with the voluntary early termination of its corporate office lease and workforce reduction, the Company incurred non-operating charges of $10.6 million in restructuring costs during the Second Quarter 2023 and Year-To-Date 2023 on a pre-tax basis, summarized in the following table:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
	(in thousands)
Employee-related costs	$5,433	$—	$5,433	$—
Lease termination costs (1)	4,947	—	4,947	—
Professional fees	186	—	186	—
Total restructuring costs (2)	$10,566	$—	$10,566	$—
____________________________________________
(1)Includes $0.9 million of non-cash charges related to accelerated depreciation on certain assets in the corporate office over the reduced lease term. The Company expects to record additional accelerated depreciation charges of approximately $1.5 million until the expiration of its corporate office lease.
(2)Restructuring costs are recorded within Selling, general and administrative expenses, except accelerated depreciation charges noted above, which are recorded within Depreciation and amortization, and are primarily recorded within The Children’s Place U.S. segment.
The following table summarizes the restructuring costs that have been partially settled with cash payments and the remaining related liability as of July 29, 2023. The remaining related liability is expected to be settled with cash payments in the future and these costs are included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets:

	Employee-Related Costs	Lease Termination Costs	Professional Fees	Total
	(in thousands)
Balance at April 29, 2023	$—	$—	$—	$—
Provision	5,433	4,040	186	9,659
Cash payments	(2,602)	(4,040)	—	(6,642)
Balance at July 29, 2023	$2,831	$—	$186	$3,017

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
4. INTANGIBLE ASSETS
The Company’s intangible assets were as follows:

		July 29, 2023
	Useful Life	Gross Amount	Accumulated Amortization	Net Amount
		(in thousands)
Gymboree tradename (1)	Indefinite	$69,953	$—	$69,953
Crazy 8 tradename (1)	5 years	4,000	(3,462)	538
Total intangible assets		$73,953	$(3,462)	$70,491

		January 28, 2023
	Useful Life	Gross Amount	Accumulated Amortization	Net Amount
		(in thousands)
Gymboree tradename (1)	Indefinite	$69,953	$—	$69,953
Crazy 8 tradename (1)	5 years	4,000	(3,062)	938
Customer databases (2)	3 years	3,000	(3,000)	—
Total intangible assets		$76,953	$(6,062)	$70,891

		July 30, 2022
	Useful Life	Gross Amount	Accumulated Amortization	Net Amount
		(in thousands)
Gymboree tradename (1)	Indefinite	$69,953	$—	$69,953
Crazy 8 tradename (1)	5 years	4,000	(2,661)	1,339
Customer databases (2)	3 years	3,000	(3,000)	—
Total intangible assets		$76,953	$(5,661)	$71,292
____________________________________________
(1)Included within Tradenames, net on the Consolidated Balance Sheets.
(2)Included within Other assets on the Consolidated Balance Sheets.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
5. PROPERTY AND EQUIPMENT, NET
Property and equipment consisted of the following:

	July 29, 2023	January 28, 2023	July 30, 2022
	(in thousands)
Property and equipment:
Land and land improvements	$3,403	$3,403	$3,403
Building and improvements	36,187	36,187	36,187
Material handling equipment	89,389	71,404	68,450
Leasehold improvements	178,536	196,302	195,342
Store fixtures and equipment	200,201	210,413	205,961
Capitalized software	347,343	336,336	333,967
Construction in progress	7,134	23,959	16,913
	862,193	878,004	860,223
Less accumulated depreciation and amortization	(720,949)	(728,130)	(705,485)
Property and equipment, net	$141,244	$149,874	$154,738
At July 29, 2023 and July 30, 2022, the Company reviewed its store related long-lived assets for indicators of impairment, and performed a recoverability test if indicators were identified. Based on the results of the analyses performed, the Company recorded asset impairment charges in the Second Quarter 2023 and Year-To-Date 2023 of $0.8 million and $2.5 million, respectively, inclusive of right-of-use (“ROU”) assets. The Company recorded asset impairment charges in the Second Quarter 2022 and Year-To-Date 2022 of $1.4 million, inclusive of ROU assets.

6. LEASES
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
The following components of operating lease expense were recognized in the Company’s Consolidated Statements of Operations:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
	(in thousands)
Fixed operating lease cost	$21,481	$24,070	$42,387	$47,040
Variable operating lease cost (1)	14,388	12,573	29,085	27,691
Total operating lease cost	$35,869	$36,643	$71,472	$74,731
____________________________________________
(1)Includes short term leases with lease periods of less than 12 months.
As of July 29, 2023, the weighted-average remaining operating lease term was 3.2 years, and the weighted-average discount rate for operating leases was 5.2%. Cash paid for amounts included in the measurement of operating lease liabilities during Year-To-Date 2023 was $41.9 million. ROU assets obtained in exchange for new operating lease liabilities were $15.5 million during Year-To-Date 2023.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of July 29, 2023, the maturities of operating lease liabilities were as follows:

July 29, 2023
(in thousands)
Remainder of 2023	$46,940
2024	41,983
2025	16,132
2026	12,039
2027	9,394
Thereafter	12,866
Total operating lease payments	139,353
Less: imputed interest	(10,373)
Present value of operating lease liabilities	$128,980

7. DEBT
On November 16, 2021, the Company completed the refinancing of its previous $360.0 million asset-based revolving credit facility and previous $80.0 million term loan with a new lending group led by an affiliate of Wells Fargo Bank, National Association (“Wells Fargo”) by entering into a fourth amendment to its credit agreement, dated as of May 9, 2019, with the lenders party thereto (as amended from time to time, the “Credit Agreement”). The refinanced debt consisted of a $350.0 million asset-based revolving credit facility (the “ABL Credit Facility”) and a $50.0 million term loan (the “Term Loan”).
On June 5, 2023, the Company entered into a fifth amendment to its Credit Agreement, pursuant to which, among other things, (i) PNC Bank, National Association (“PNC Bank”) was added as a new lender, (ii) the ABL Credit Facility was increased to $445.0 million, (iii) the London InterBank Offered Rate (“LIBOR”) was replaced by the Secured Overnight Financing Rate (“SOFR”) as the interest rate benchmark, and (iv) the pricing grid for applicable margins on borrowings was updated. All other material terms and conditions of the Credit Agreement remained unchanged.
ABL Credit Facility and Term Loan
The Company and certain of its subsidiaries maintain the $445.0 million ABL Credit Facility and the $50.0 million Term Loan with Wells Fargo, Truist Bank, Bank of America, N.A., HSBC Business Credit (USA) Inc., JPMorgan Chase Bank, N.A., and PNC Bank as lenders (collectively, the “Lenders”) and Wells Fargo, as Administrative Agent, Collateral Agent, Swing Line Lender and Term Agent. Both the ABL Credit Facility and the Term Loan mature in November 2026.
The ABL Credit Facility includes a $25.0 million Canadian sublimit and a $50.0 million sublimit for standby and documentary letters of credit.
Under the ABL Credit Facility, based on the amount of the Company’s average daily excess availability under the facility, borrowings outstanding bear interest, at the Company’s option, at:
(i)the prime rate per annum, plus a margin of 1.250% or 1.500%; or
(ii)the SOFR per annum, plus a margin of 2.000% or 2.250%.
The Company is charged a fee of 0.200% on the unused portion of the commitments. Letter of credit fees range from 1.000% to 1.125% for commercial letters of credit and range from 1.500% to 1.750% for standby letters of credit. Letter of credit fees are determined based on the amount of the Company’s average daily excess availability under the facility. The amount available for loans and letters of credit under the ABL Credit Facility is determined by a borrowing base consisting of certain credit card receivables, certain trade receivables, certain inventory, and the fair market value of certain real estate, subject to certain reserves.

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
(ii)the SOFR per annum, plus a margin of 1.375% or 1.625%.
Letter of credit fees would range from 0.688% to 0.813% for commercial letters of credit and would range from 0.875% to 1.125% for standby letters of credit. Letter of credit fees are determined based on the amount of the Company’s average daily excess availability under the facility.
For the Second Quarter 2023 and Year-To-Date 2023, the Company recognized $6.1 million and $10.8 million, respectively, in interest expense related to the ABL Credit Facility. For the Second Quarter 2022 and Year-To-Date 2022, the Company recognized $2.4 million and $3.9 million, respectively, in interest expense related to the ABL Credit Facility.
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
The ABL Credit Facility contains covenants, which include conditions on stock buybacks and the payment of cash dividends or similar payments, and a fixed-charge coverage ratio covenant, which only becomes effective in the event that borrowings and other uses of credit exceed $400.5 million (the “excess availability requirement”). These covenants also limit the ability of the Company and its subsidiaries to incur certain liens, to incur certain indebtedness, to make certain investments, acquisitions, or dispositions or to change the nature of its business.
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
The table below presents the components of the Company’s ABL Credit Facility:

	July 29, 2023	January 28, 2023	July 30, 2022
	(in millions)
Total borrowing base availability	$466.8	$404.2	$478.0
Credit facility maximum, net of the excess availability requirement, as applicable	400.5	315.0	350.0
Maximum borrowing availability (1)	400.5	315.0	350.0

Outstanding borrowings	347.5	287.0	283.9
Letters of credit outstanding—standby	7.4	7.4	7.4
Utilization of credit facility at end of period	354.9	294.4	291.3

Availability (2)	$45.6	$20.6	$58.7

Interest rate at end of period	8.1%	5.9%	3.4%

	Year-To-Date 2023	Fiscal 2022	Year-To-Date 2022
	(in millions)
Average end of day loan balance during the period	$315.2	$274.9	$268.2
Highest end of day loan balance during the period	$379.4	$297.7	$297.6

Average interest rate	6.3%	3.7%	2.4%

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
____________________________________________
(1)Lower of the credit facility maximum, net of the excess availability requirement, and the total borrowing base availability.
(2)The sub-limit availability for letters of credit was $42.6 million at July 29, 2023, January 28, 2023, and July 30, 2022.
The Term Loan bears interest, payable monthly, at (a) the SOFR per annum plus 2.750% for any portion that is a SOFR loan, or (b) the base rate per annum plus 2.000% for any portion that is a base rate loan. The Term Loan is pre-payable at any time without penalty, and does not require amortization. For the Second Quarter 2023 and Year-To-Date 2023, the Company recognized $1.0 million, and $1.9 million, respectively, in interest expense related to the Term Loan. For the Second Quarter 2022 and Year-To-Date 2022, the Company recognized $0.5 million, and $0.8 million, respectively, in interest expense related to the Term Loan.
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
Both the ABL Credit Facility and the Term Loan contain customary events of default, which include (subject in certain cases to customary grace and cure periods) nonpayment of principal or interest, breach of covenants, failure to pay certain other indebtedness, and certain events of bankruptcy, insolvency or reorganization. As of July 29, 2023, unamortized deferred financing costs amounted to $2.6 million, of which $2.3 million related to our ABL Credit Facility.

8. COMMITMENTS AND CONTINGENCIES
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

9. STOCKHOLDERS’ EQUITY
Share Repurchase Program
In November 2021, the Board of Directors authorized a $250.0 million share repurchase program (the “Share Repurchase Program”). Under this program, the Company may repurchase shares on the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, and other market and business conditions. The Company may suspend or discontinue the program at any time and may thereafter reinstitute purchases, all

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
without prior announcement. As of July 29, 2023, there was $157.4 million remaining availability under the Share Repurchase Program.
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
The following table summarizes the Company’s share repurchases:

	Twenty-six Weeks Ended
	July 29, 2023		July 30, 2022
	Shares	Amount	Shares	Amount
	(in thousands)
Share repurchases related to:
Share repurchase program	203	$6,964	1,147	$61,230
Shares acquired and held in treasury	4	$148	3	$144
In accordance with the FASB ASC 505—Equity, the par value of the shares retired is charged against Common stock and the remaining purchase price is allocated between Additional paid-in capital and Retained earnings (deficit). The portion charged against Additional paid-in capital is determined using a pro-rata allocation based on total shares outstanding. For all shares retired in Year-To-Date 2023 and Year-To-Date 2022, $2.8 million and $38.9 million was charged to Retained earnings (deficit), respectively.
Dividends
Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the Company’s Board of Directors based on a number of factors, including business and market conditions, the Company’s financial performance, and other investment priorities.

10. STOCK-BASED COMPENSATION
The Company generally grants time-vesting stock awards (“Deferred Awards”) and performance-based stock awards (“Performance Awards”) to employees at management levels. The Company also grants Deferred Awards to its non-employee directors.
The following table summarizes the Company’s stock-based compensation expense (benefit):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
	(in thousands)
Deferred Awards	$1,690	$2,171	$4,190	$5,596
Performance Awards (1)	(6,452)	4,101	(5,869)	8,238
Total stock-based compensation expense (benefit) (2)	$(4,762)	$6,272	$(1,679)	$13,834
____________________________________________
(1)Included within the Performance Awards benefit for the Second Quarter 2023 and Year-To-Date 2023 was a combination of ongoing expense associated with existing grants, and $6.7 million of credits resulting from (a) a change in estimate based on revised expectations of the attainment levels for performance metrics of certain awards, and (b) the reversal of unvested expense related to forfeited awards for employees no longer with the Company.
(2)Stock-based compensation expense (benefit) recorded within Cost of sales (exclusive of depreciation and amortization) amounted to $(0.5) million and $0.3 million in the Second Quarter 2023 and Second Quarter 2022, respectively, and $(0.1) million and $0.9 million in Year-To-Date 2023 and Year-To-Date 2022, respectively. All other stock-based compensation expense (benefit) is included in Selling, general, and administrative expenses.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

11. EARNINGS (LOSS) PER COMMON SHARE
The following table reconciles net income (loss) and share amounts utilized to calculate basic and diluted earnings (loss) per common share:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
	(in thousands)
Net income (loss)	$(35,355)	$(13,298)	$(64,188)	$6,533

Basic weighted average common shares outstanding	12,522	13,147	12,448	13,384
Dilutive effect of stock awards	—	—	—	148
Diluted weighted average common shares outstanding	12,522	13,147	12,448	13,532

Anti-dilutive shares excluded from diluted earnings (loss) per common share calculation	74	77	151	—

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
The Company’s effective income tax rate for the Second Quarter 2023 was a benefit of 20.7%, or $9.2 million, compared to 19.0%, or $3.1 million, during the Second Quarter 2022. The increase in the effective income tax rate and income tax benefit for the Second Quarter 2023 compared to the Second Quarter 2022 was primarily driven by the increase in the Second Quarter 2023 pretax loss compared to the pretax loss in the Second Quarter 2022 and the impact of nonrecurring items recognized in the Second Quarter 2023.
The Company’s effective income tax rate for Year-To-Date 2023 was a benefit of 20.3%, or $16.4 million, compared to (477.6)%, or $5.4 million, for Year-To-Date 2022. The increase in the effective income tax rate for Year-To-Date 2023 compared to Year-To-Date 2022 was primarily driven by the Year-To-Date 2023 pretax loss as compared to near break-even pretax income for Year-To-Date 2022 and the release of a reserve in the first quarter of Fiscal 2022 of $6.4 million for unrecognized tax benefits as a result of a settlement with a taxing authority which was nonrecurring, partially offset by the impact of nonrecurring items recognized in the Second Quarter 2023.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act allows net operating losses (“NOLs”) incurred in taxable years 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to offset 100% of taxable income and to generate a refund of previously paid income taxes. Pursuant to the CARES Act, the Company carried back the taxable year 2020 tax loss of $150.0 million to prior years. During the first quarter of Fiscal 2022, the Company received $22.0 million of this income tax refund and the remaining balance of $19.1 million as of July 29, 2023 is included within Prepaid expenses and other current assets on the Consolidated Balance Sheets.
The Company accrues interest and penalties related to unrecognized tax benefits as part of the provision for income taxes. The total amount of unrecognized tax benefits was $4.3 million, $3.6 million, and $2.3 million as of July 29, 2023, January 28, 2023, and July 30, 2022, respectively, and is included within long-term liabilities. Interest expense recognized in Year-To-Date 2023 and Year-To-Date 2022 related to unrecognized tax benefits was not significant.
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

13. SEGMENT INFORMATION
In accordance with FASB ASC 280—Segment Reporting, the Company reports segment data based on geography: The Children’s Place U.S. and The Children’s Place International. Each segment includes an e-commerce business located at www.childrensplace.com, www.gymboree.com, www.sugarandjade.com, and www.pjplace.com. Included in The Children’s Place U.S. segment are the Company’s U.S. and Puerto Rico-based stores and revenue from the Company’s U.S.-based wholesale business. Included in The Children’s Place International segment are the Company’s Canadian-based stores, revenue from the Company’s Canadian-based wholesale business, and revenue from international franchisees. The Company measures its segment profitability based on operating income, defined as income before interest and taxes. Net sales and direct costs are recorded by each segment. Certain inventory procurement functions, such as production and design, as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services, are managed by The Children’s Place U.S. segment. Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales. The assets related to these functions are not allocated. The Company periodically reviews these allocations and adjusts them based upon changes in business circumstances. Net sales to external customers are derived from merchandise sales, and the Company has one wholesale customer that individually accounted for more than 10% of its net sales for the Second Quarter 2023. As of July 29, 2023, The Children’s Place U.S. had 525 stores and The Children’s Place International had 71 stores. As of July 30, 2022, The Children’s Place U.S. had 577 stores and The Children’s Place International had 81 stores.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table provides segment level financial information:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
	(in thousands)
Net sales:
The Children’s Place U.S.	$313,217	$341,223	$606,703	$669,184
The Children’s Place International (1)	32,382	39,662	60,536	74,051
Total net sales	$345,599	$380,885	$667,239	$743,235
Operating income (loss):
The Children’s Place U.S.	$(36,739)	$(13,943)	$(64,766)	$2,926
The Children’s Place International	(202)	114	(2,242)	2,499
Total operating income (loss)	$(36,941)	$(13,829)	$(67,008)	$5,425
Operating income (loss) as a percentage of net sales:
The Children’s Place U.S.	(11.7%)	(4.1)%	(10.7%)	0.4%
The Children’s Place International	(0.6%)	0.3%	(3.7%)	3.4%
Total operating income (loss) as a percentage of net sales	(10.7%)	(3.6)%	(10.0%)	0.7%
Depreciation and amortization:
The Children’s Place U.S.	$11,079	$12,261	$21,984	$24,848
The Children’s Place International	874	980	1,817	2,008
Total depreciation and amortization	$11,953	$13,241	$23,801	$26,856
Capital expenditures:
The Children’s Place U.S.	$7,170	$7,612	$18,142	$17,969
The Children’s Place International	—	431	10	797
Total capital expenditures	$7,170	$8,043	$18,152	$18,766
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
Terms that are commonly used in our Management’s Discussion and Analysis of Financial Condition and Results of Operations are defined as follows:
•Second Quarter 2023 — The thirteen weeks ended July 29, 2023
•Second Quarter 2022 — The thirteen weeks ended July 30, 2022
•Year-To-Date 2023 — The twenty-six weeks ended July 29, 2023
•Year-To-Date 2022 — The twenty-six weeks ended July 30, 2022
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

OVERVIEW
Our Business
We are an omni-channel children’s specialty portfolio of brands with an industry-leading digital-first operating model. We design, contract to manufacture, and sell fashionable, high quality apparel, accessories and footwear predominantly at value prices, primarily under our proprietary brands: “The Children’s Place”, “Gymboree”, “Sugar & Jade”, and “PJ Place”. As of July 29, 2023, we had 596 stores across North America, our e-commerce business at www.childrensplace.com, www.gymboree.com, www.sugarandjade.com, and www.pjplace.com, social media channels on Instagram, Facebook, X, formerly known as Twitter, YouTube and Pinterest, and 221 international points of distribution with our six franchise partners in 16 countries.
Segment Reporting
In accordance with FASB ASC 280—Segment Reporting, we report segment data based on geography: The Children’s Place U.S. and The Children’s Place International. Each segment includes an e-commerce business located at www.childrensplace.com, www.gymboree.com, www.sugarandjade.com and www.pjplace.com. Included in The Children’s Place U.S. segment are our U.S. and Puerto Rico-based stores and revenue from our U.S.-based wholesale business. Included in The Children’s Place International segment are our Canadian-based stores, revenue from our Canadian-based wholesale business, as well as revenue from international franchisees. We measure our segment profitability based on operating income, defined as income before interest and taxes. Net sales and direct costs are recorded by each segment. Certain inventory procurement functions such as production and design, as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services, are managed by The Children’s Place U.S. segment. Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales. The assets related to these functions are not allocated. We periodically review these allocations and adjust them based upon changes in business circumstances. Net sales to external customers are derived from merchandise sales, and we have one wholesale customer that individually accounted for more than 10% of our net sales for the Second Quarter 2023.
COVID-19 Pandemic
As a result of the impact of the COVID-19 pandemic, we continue to experience disruptions in our business, including in our global supply chain, which have caused delays in the production and transportation of our products, which we are mitigating through shifting production schedules.
Recent Developments
Recent macroeconomic conditions have increased the cost of goods and services necessary to produce, import, and distribute our products, including cotton and other materials used in production, as well as labor, transportation, fuel and energy. Inflationary pressures have also adversely affected our core customer, resulting in a decrease in discretionary apparel purchases during Year-To-Date 2023. We expect these macroeconomic conditions, including but not limited to increased product input costs, transportation costs and inflationary pressures, to continue to impact Fiscal 2023.
In support of our ongoing structural transformation from a legacy store operating model to a digital-first retailer, during the Second Quarter 2023, we voluntarily entered into an early termination of our corporate office lease and implemented a workforce reduction. On May 26, 2023, we proactively accelerated the termination of our corporate office lease to capitalize on the prevailing tenant-favorable market conditions. That lease will now expire in May 2024. On June 28, 2023, we announced that we implemented a 17% reduction in the number of our salaried workforce, the substantial majority of whom were located at our corporate offices in Secaucus, New Jersey, with the balance at other domestic and international locations. The voluntary lease termination, combined with the workforce reduction, will enable us to reduce our current space configuration and capitalize on lower prevailing market rates than would have been applicable under our existing lease, which included escalations in occupancy costs, and did not expire until 2029.
In connection with the voluntary early termination of our corporate office lease and workforce reduction, we incurred non-operating charges of $10.6 million in restructuring costs during the Second Quarter 2023 and Year-To-Date 2023 on a pretax basis, consisting of employee severance and benefit costs associated with the workforce reduction, in addition to the lease termination payment, accelerated depreciation associated with the early termination of our corporate office lease, and professional fees.

Operating Highlights
Net sales decreased $35.3 million, or 9.3%, to $345.6 million during the Second Quarter 2023 from $380.9 million during the Second Quarter 2022, primarily due to the impact of a slowdown in consumer demand resulting from the unprecedented inflation impacting our customer, an increase in promotional activity across the sector, and the impact of permanent store closures. Comparable retail sales decreased 9.0% for the Second Quarter 2023.
Gross profit decreased $27.7 million to $87.8 million or 25.4% of net sales during the Second Quarter 2023 from $115.5 million or 30.3% of net sales during the Second Quarter 2022. The 490 basis point decrease in gross margin was primarily the result of lower merchandise margins due to the accelerated liquidation of seasonal inventory, the impact of a significantly larger wholesale business which operates at a lower gross margin rate but is accretive to operating margin, higher input and supply chain costs, and the deleveraging of fixed expenses resulting from the decline in net sales.
Operating loss increased $(23.1) million to a loss of $(36.9) million during the Second Quarter 2023 compared to $(13.8) million during the Second Quarter 2022. Operating loss deleveraged 710 basis points to (10.7)% of net sales.
Net loss increased $(22.1) million to $(35.4) million, or $(2.82) per diluted share, during the Second Quarter 2023 compared to $(13.3) million, or $(1.01) per diluted share, during the Second Quarter 2022, due to the factors discussed above.
While we continue to face a challenging macroeconomic environment, including increases in the cost of goods and services necessary to produce, import, and distribute our products, including cotton and other inputs, as well as labor, transportation, fuel and energy, we continue to focus on our key strategic growth initiatives – superior product, digital transformation, alternative channels of distribution, and fleet optimization.
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
We continue to evaluate our store fleet through our fleet optimization initiative. We have closed 603 stores, including three stores closed during the Second Quarter 2023, since the announcement of our fleet optimization initiative in 2013. We are currently targeting approximately 80 - 100 store closures in Fiscal 2023, which will leave us with approximately 500 stores entering 2024. With over 75% of our store fleet coming up for lease action in the next 24 months, we continue to maintain meaningful financial flexibility in our lease portfolio. The average unexpired lease term for our stores is approximately 1.1 years in the United States, Puerto Rico, and Canada.
In November 2021, our Board of Directors authorized a $250.0 million share repurchase program (the “Share Repurchase Program”). During the Second Quarter 2023, we repurchased shares of our common stock for $0.9 million, consisting of shares surrendered to cover tax withholdings associated with the vesting of equity awards. As of July 29, 2023, there was $157.4 million remaining availability under the Share Repurchase Program.
We have subsidiaries whose operating results are based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars. The table below summarizes the average translation rates that most significantly impact our operating results:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Average Translation Rates (1)
Canadian dollar	0.7494	0.7775	0.7440	0.7835
Hong Kong dollar	0.1277	0.1274	0.1276	0.1276
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
The following table sets forth, for the periods indicated, selected data from our Statements of Operations expressed as a percentage of Net sales. We primarily evaluate the results of our operations as a percentage of Net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of Net sales (i.e., “basis points”). For example, SG&A increased 230 basis points to 32.4% of Net sales during the Second Quarter 2023 from 30.1% during the Second Quarter 2022. Accordingly, to the extent that our sales have increased at a faster rate than our costs (i.e., “leveraging”), the more efficiently we have utilized the investments we have made in our business. Conversely, if our sales decrease or if our costs grow at a faster pace than our sales (i.e., “deleveraging”), we have less efficiently utilized the investments we have made in our business.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization)	74.6	69.7	72.4	65.4
Gross profit	25.4	30.3	27.6	34.6
Selling, general, and administrative expenses	32.4	30.1	33.7	30.1
Depreciation and amortization	3.5	3.5	3.6	3.6
Asset impairment charges	0.2	0.4	0.4	0.2
Operating income (loss)	(10.7)	(3.6)	(10.0)	0.7
Interest expense, net	(2.2)	(0.7)	(2.0)	(0.5)
Income (loss) before benefit for income taxes	(12.9)	(4.3)	(12.1)	0.2
Benefit for income taxes	(2.7)	(0.8)	(2.5)	(0.7)
Net income (loss)	(10.2)%	(3.5)%	(9.6)%	0.9%
Number of Company stores, end of period	596	658	596	658

The following table sets forth net sales by segment, for the periods indicated:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
	(in thousands)
Net sales:
The Children’s Place U.S.	$313,217	$341,223	$606,703	$669,184
The Children’s Place International	32,382	39,662	60,536	74,051
Total net sales	$345,599	$380,885	$667,239	$743,235
Second Quarter 2023 Compared to Second Quarter 2022
Net sales decreased $35.3 million or 9.3%, to $345.6 million during the Second Quarter 2023 from $380.9 million during the Second Quarter 2022, primarily due to the impact of a slowdown in consumer demand resulting from the unprecedented inflation impacting our customer, an increase in promotional activity across the sector, and the impact of permanent store closures. Comparable retail sales decreased 9.0% for the quarter.
The Children’s Place U.S. net sales decreased $28.0 million or 8.2%, to $313.2 million in the Second Quarter 2023, compared to $341.2 million in the Second Quarter 2022. This decrease was primarily due to the impact of a slowdown in consumer demand resulting from the unprecedented inflation impacting our customer, an increase in promotional activity across the sector, and the impact of permanent store closures.
The Children’s Place International net sales decreased $7.3 million or 18.4%, to $32.4 million in the Second Quarter 2023, compared to $39.7 million in the Second Quarter 2022. This decrease was primarily due to the impact of a slowdown in consumer demand resulting from the unprecedented inflation impacting our customer.
Total e-commerce sales, which include postage and handling, were 50.8% of net retail sales and 44.3% of net sales during the Second Quarter 2023, compared to 47.0% and 43.2%, respectively, during the Second Quarter 2022.
Gross profit decreased $27.7 million to $87.8 million in the Second Quarter 2023, compared to $115.5 million in the Second Quarter 2022. Gross margin deleveraged 490 basis points to 25.4% of net sales in the Second Quarter 2023. The 490 basis point decrease in gross margin was primarily the result of lower merchandise margins due to the accelerated liquidation of seasonal inventory, the impact of a significantly larger wholesale business which operates at a lower gross margin rate but is accretive to operating margin, higher input and supply chain costs, and the deleveraging of fixed expenses resulting from the decline in net sales.
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
Selling, general, and administrative expenses decreased $2.7 million to $112.0 million during the Second Quarter 2023 from $114.7 million during the Second Quarter 2022. SG&A deleveraged 230 basis points to 32.4% of net sales in the Second Quarter 2023. The Second Quarter 2023 results included incremental operating expenses, including restructuring costs of $9.7 million, contract termination fees of $0.5 million, and fleet optimization costs of $0.1 million. The Second Quarter 2022 results included incremental operating expenses, including fleet optimization costs of $0.4 million, a provision for foreign settlement of $0.4 million, restructuring costs of $0.2 million, and professional and consulting fees of $0.1 million. Excluding the impact of these incremental charges, SG&A leveraged 40 basis points to 29.4% of net sales, primarily as a result of reductions in performance-based equity compensation expense, store expenses, and home office payroll, partially offset by the deleveraging of fixed expenses resulting from the decline in net sales and higher planned marketing spend.
Depreciation and amortization was $12.0 million during the Second Quarter 2023, compared to $13.2 million during the Second Quarter 2022. The decrease was primarily driven by reduced depreciation of capitalized software and the permanent closure of 62 stores during the past twelve months, partially offset by the accelerated depreciation related to the voluntary early termination of the corporate office lease.
Asset impairment charges were $0.8 million during the Second Quarter 2023, inclusive of ROU assets. These charges were related to underperforming stores identified in our ongoing store portfolio evaluation primarily as a result of decreased net sales and cash flow projections. Asset impairment charges were $1.4 million during the Second Quarter 2022, inclusive or ROU assets.

Operating loss increased $(23.1) million to a loss of $(36.9) million during the Second Quarter 2023, compared to $(13.8) million during the Second Quarter 2022. Operating loss deleveraged 710 basis points to (10.7)% of net sales in the Second Quarter 2023. The Second Quarter 2023 results included incremental operating expenses of $12.0 million, as described above, and included all asset impairment charges recorded, compared to $2.1 million in the Second Quarter 2022. Excluding the impact of these incremental charges, operating loss deleveraged 410 basis points to (7.2)% of net sales.
Net interest expense was $7.6 million during the Second Quarter 2023, compared to $2.6 million during the Second Quarter 2022. The increase in interest expense was driven by higher borrowings and higher average interest rates associated with the our revolving credit facility and term loan due to continued market-based rate increases.
Benefit for income taxes was $9.2 million during the Second Quarter 2023, compared to $3.1 million during the Second Quarter 2022. Our effective tax rate was a benefit of 20.7% and 19.0% in the Second Quarter 2023 and Second Quarter 2022, respectively. The increase in our effective tax rate and income tax benefit for the Second Quarter 2023 compared to the Second Quarter 2022 was primarily driven by the increase in the Second Quarter 2023 pretax loss compared to the pretax loss in the Second Quarter 2022 and the impact of nonrecurring items recognized in the Second Quarter 2023.
Net loss increased $(22.1) million to $(35.4) million, or $(2.82) per diluted share during the Second Quarter 2023, compared to $(13.3) million, or $(1.01) per diluted share during the Second Quarter 2022, due to the factors discussed above.
Year-To-Date 2023 Compared to Year-To-Date 2022
Net sales decreased $76.0 million or 10.2%, to $667.2 million during Year-To-Date 2023 from $743.2 million during Year-To-Date 2022, primarily due to the impact of a slowdown in consumer demand resulting from the unprecedented inflation impacting our customer, an increase in promotional activity across the sector, and the impact of permanent store closures. Comparable retail sales decreased 8.6% during Year-To-Date 2023.
The Children’s Place U.S. net sales decreased $62.5 million or 9.3%, to $606.7 million during Year-To-Date 2023, compared to $669.2 million during Year-To-Date 2022. This decrease was primarily due to the impact of a slowdown in consumer demand resulting from the unprecedented inflation impacting our customer, an increase in promotional activity across the sector, and the impact of permanent store closures.
The Children’s Place International net sales decreased $13.5 million or 18.3%, to $60.5 million during Year-To-Date 2023, compared to $74.1 million during Year-To-Date 2022. This decrease was primarily due to the impact of a slowdown in consumer demand resulting from the unprecedented inflation impacting our customer.
Total e-commerce sales, which include postage and handling, were 48.0% of net retail sales and 42.9% of net sales during Year-To-Date 2023, compared to 45.8% and 42.6%, respectively, during Year-To-Date 2022.
Gross profit decreased $73.2 million to $184.2 million during Year-To-Date 2023, compared to $257.4 million during Year-To-Date 2022. Gross margin deleveraged 700 basis points to 27.6% of net sales during Year-To-Date 2023. The Year-To-Date 2022 results included a net credit of $0.6 million primarily related to the write-off of the lease liability and related right-of-use of a closed store. Excluding the impact of these charges, gross margin deleveraged 690 basis points to 27.6% of net sales. The decrease was primarily the result of lower merchandise margins due to the accelerated liquidation of seasonal inventory, the impact of a significantly larger wholesale business which operates at a lower gross margin rate but is accretive to operating margin, higher input and supply chain costs, and the deleveraging of fixed expenses resulting from the decline in net sales.
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
Selling, general, and administrative expenses increased $1.2 million to $224.9 million during Year-To-Date 2023 from $223.7 million during Year-To-Date 2022. SG&A deleveraged 360 basis points to 33.7% of net sales during Year-To-Date 2023. The Year-To-Date 2023 results included incremental operating expenses, including restructuring costs of $9.9 million, contract termination fees of $3.0 million, and fleet optimization costs of $1.2 million. The Year-To-Date 2022 results included incremental operating expenses, including fleet optimization costs of $0.8 million, professional and consulting fees of $0.6 million, a provision for foreign settlement of $0.4 million, and restructuring costs of $0.2 million. Excluding the impact of these incremental charges, SG&A deleveraged 180 basis points to 31.6% of net sales, primarily as a result of the deleveraging of fixed expenses resulting from the decline in net sales as well as higher planned marketing spend, partially offset by reductions in performance-based equity compensation expense, store expenses, and home office payroll.
Depreciation and amortization was $23.8 million during Year-To-Date 2023, compared to $26.9 million during Year-To-Date 2022. The decrease was primarily driven by reduced depreciation of capitalized software and the permanent closure of 62 stores during the past twelve months, partially offset by the accelerated depreciation related to the voluntary early termination of the corporate office lease.

Asset impairment charges were $2.5 million during Year-To-Date 2023, inclusive of ROU assets. Asset impairment charges were $1.4 million during Year-To-Date 2022, inclusive of ROU assets.
Operating income (loss) decreased $(72.4) million to a loss of $(67.0) million during Year-To-Date 2023 from income of $5.4 million during Year-To-Date 2022. Operating margin deleveraged 1,070 basis points to (10.0)% of net sales during Year-To-Date 2023. The Year-To-Date 2023 results included incremental operating expenses of $17.5 million, compared to $3.5 million during Year-To-Date 2022. Excluding the impact of these incremental charges, operating margin deleveraged 860 basis points to (7.4%) of net sales.
Net interest expense was $13.5 million during Year-To-Date 2023, compared to $4.3 million during Year-To-Date 2022. The increase was primarily driven by higher borrowings and higher average interest rates associated with our revolving credit facility and term loan due to continued market-based rate increases.
Benefit for income taxes was $16.4 million during Year-To-Date 2023 compared to $5.4 million during Year-To-Date 2022. Our effective tax rate was 20.3% and (477.6)% during Year-To-Date 2023 and Year-To-Date 2022, respectively. The increase in our effective tax rate for Year-To-Date 2023 was primarily driven by the Year-To-Date 2023 pretax loss as compared to near break-even pretax income for Year-To-Date 2022 and the release of a reserve in the first quarter of Fiscal 2022 of $6.4 million for unrecognized tax benefits as a result of a settlement with a taxing authority which was nonrecurring, partially offset by the impact of nonrecurring items recognized in the Second Quarter 2023.
Net income (loss) decreased $(70.7) million to a loss of $(64.2) million, or $(5.16) per diluted share during Year-To-Date 2023, compared to income of $6.5 million, or $0.48 per diluted share during Year-To-Date 2022, due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our working capital needs typically follow a seasonal pattern, peaking during the third fiscal quarter based on seasonal inventory purchases. Currently, our primary uses of cash are for working capital requirements, which are principally inventory purchases, and the financing of capital projects.
On November 16, 2021, we completed the refinancing of our previous $360.0 million asset-based revolving credit facility and our previous $80.0 million term loan with a new lending group led by an affiliate of Wells Fargo Bank, National Association (“Wells Fargo”) by entering into a fourth amendment to our credit agreement, dated as of May 9, 2019, with the lenders party thereto (as amended from time to time, the “Credit Agreement”). The refinanced debt consisted of a $350.0 million asset-based revolving credit facility (the “ABL Credit Facility”) and a $50.0 million term loan (the “Term Loan”). Subsequently, on June 5, 2023, we entered into a fifth amendment to our Credit Agreement, pursuant to which, among other things, our ABL Credit Facility was increased to $445.0 million. See “ABL Credit Facility and Term Loan” below for further information.
Our working capital deficit increased $101.5 million to $146.1 million at July 29, 2023, compared to $44.6 million at July 30, 2022, primarily reflecting a decrease in our inventory balance from accelerated liquidation of seasonal inventory and cash on hand, and an increase in borrowings on our ABL Credit Facility, partially offset by a decrease in our accounts payable balance.
At July 29, 2023, we had $347.5 million of outstanding borrowings under our $445.0 million ABL Credit Facility and we had total liquidity of $64.4 million, including $45.6 million of availability under our ABL Credit Facility (after factoring in our excess availability requirement), and $18.8 million of cash on hand. In addition, at July 29, 2023, we had $7.4 million of outstanding letters of credit with an additional $42.6 million available for issuing letters of credit under our ABL Credit Facility.
We expect to be able to meet our working capital and capital expenditure requirements for the foreseeable future by using our cash on hand, cash flows from operations, and availability under our ABL Credit Facility.
ABL Credit Facility and Term Loan
We and certain of our subsidiaries maintain the $445.0 million ABL Credit Facility and the $50.0 million Term Loan with Wells Fargo, Truist Bank, Bank of America, N.A., HSBC Business Credit (USA) Inc., JPMorgan Chase Bank, N.A., and PNC Bank, National Association, as lenders (collectively, the “Lenders”) and Wells Fargo, as Administrative Agent, Collateral Agent, Swing Line Lender and Term Agent. Both the ABL Credit Facility and the Term Loan mature in November 2026.

The ABL Credit Facility includes a $25.0 million Canadian sublimit and a $50.0 million sublimit for standby and documentary letters of credit.
Under the ABL Credit Facility, based on the amount of our average daily excess availability under the facility, borrowings outstanding bear interest, at our option, at:
(i)the prime rate per annum, plus a margin of 1.250% or 1.500%; or
(ii)the Secured Overnight Financing Rate (“SOFR”) per annum, plus a margin of 2.000% or 2.250%.
We are charged a fee of 0.200% on the unused portion of the commitments. Letter of credit fees range from 1.000% to 1.125% for commercial letters of credit and range from 1.500% to 1.750% for standby letters of credit. Letter of credit fees are determined based on the amount of our average excess availability under the facility. The amount available for loans and letters of credit under the ABL Credit Facility is determined by a borrowing base consisting of certain credit card receivables, certain trade receivables, certain inventory, and the fair market value of certain real estate, subject to certain reserves.
Once we achieve a consolidated EBITDA of at least $200.0 million across four consecutive fiscal quarters, and based on the amount of our average daily excess availability under the facility, borrowings outstanding under the ABL Credit Facility would bear interest, at our option, at:
(i)the prime rate per annum, plus a margin of 0.625% or 0.875%; or
(ii)the SOFR per annum, plus a margin of 1.375% or 1.625%.
Letter of credit fees would range from 0.688% to 0.813% for commercial letters of credit and would range from 0.875% to 1.125% for standby letters of credit. Letter of credit fees are determined based on the amount of average daily excess availability under the facility.
For the Second Quarter 2023 and Year-To-Date 2023, we recognized $6.1 million and $10.8 million, respectively, in interest expense related to the ABL Credit Facility. For the Second Quarter 2022 and Year-To-Date 2022, we recognized $2.4 million and $3.9 million, respectively, in interest expense related to the ABL Credit Facility.
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
The ABL Credit Facility contains covenants, which include conditions on stock buybacks and the payment of cash dividends or similar payments, and a fixed-charge coverage ratio covenant, which only becomes effective in the event that borrowings and other uses of credit exceed $400.5 million (the “excess availability requirement”). These covenants also limit our ability to incur certain liens, to incur certain indebtedness, to make certain investments, acquisitions, or dispositions or to change the nature of our business.
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

The table below presents the components of our ABL Credit Facility:

	July 29, 2023	January 28, 2023	July 30, 2022
	(in millions)
Total borrowing base availability	$466.8	$404.2	$478.0
Credit facility maximum, net of the excess availability requirement, as applicable	400.5	315.0	350.0
Maximum borrowing availability (1)	400.5	315.0	350.0

Outstanding borrowings	347.5	287.0	283.9
Letters of credit outstanding—standby	7.4	7.4	7.4
Utilization of credit facility at end of period	354.9	294.4	291.3

Availability (2)	$45.6	$20.6	$58.7

Interest rate at end of period	8.1%	5.9%	3.4%

	Year-To-Date 2023	Fiscal 2022	Year-To-Date 2022
	(in millions)
Average end of day loan balance during the period	$315.2	$274.9	$268.2
Highest end of day loan balance during the period	$379.4	$297.7	$297.6

Average interest rate	6.3%	3.7%	2.4%
____________________________________________
(1)Lower of the credit facility maximum net of the excess availability requirement, and the total borrowing base availability.
(2)The sub-limit availability for the letters of credit was $42.6 million at July 29, 2023, January 28, 2023, and July 30, 2022.
The Term Loan bears interest, payable monthly, at (a) the SOFR per annum plus 2.750% for any portion that is a SOFR loan, or (b) the base rate per annum plus 2.000% for any portion that is a base rate loan. The Term Loan is pre-payable at any time without penalty, and does not require amortization. For the Second Quarter 2023 and Year-To-Date 2023, we recognized $1.0 million, and $1.9 million, respectively, in interest expense related to the Term Loan. For the Second Quarter 2022 and Year-To-Date 2022, we recognized $0.5 million, and $0.8 million, respectively, in interest expense related to the Term Loan.
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
Both the ABL Credit Facility and the Term Loan contain customary events of default, which include (subject in certain cases to customary grace and cure periods) nonpayment of principal or interest, breach of covenants, failure to pay certain other indebtedness, and certain events of bankruptcy, insolvency or reorganization. As of July 29, 2023, unamortized deferred financing costs amounted to $2.6 million, of which $2.3 million related to our ABL Credit Facility.
Cash Flows and Capital Expenditures
Cash used in operating activities was $32.7 million during Year-To-Date 2023, compared to $52.8 million during Year-To-Date 2022. Cash used in operating activities during Year-To-Date 2023 was primarily the result of a lower inventory balance and losses incurred during the period, partially offset by other planned changes in working capital. Cash used in operating activities during Year-To-Date 2022 was primarily the result of the timing of inventory receipts as a result of global supply chain disruptions, partially offset by earnings generated during the period, the receipt of a net income tax refund of $16.4 million, as well as other planned changes in working capital.
Cash used in investing activities was $18.3 million during Year-To-Date 2023, compared to $19.1 million during Year-To-Date 2022, primarily driven by the timing of capital expenditures.

Cash provided by financing activities was $53.0 million during Year-To-Date 2023, compared to $45.7 million during Year-To-Date 2022. The increase primarily resulted from net borrowings under our ABL Credit Facility, offset by lower repurchases of our common stock during Year-To-Date 2023 compared to Year-To-Date 2022.
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
Interest Rates
Our ABL Credit Facility bears interest at a floating rate equal to the prime rate or SOFR, plus a calculated spread based on our average daily excess availability under the facility. As of July 29, 2023, we had $347.5 million in borrowings under our ABL Credit Facility. A 10% change in the prime rate or SOFR would not have had a material impact on our interest expense.
Our Term Loan bears interest, payable monthly, at (a) the SOFR per annum plus 2.75% for any portion that is a SOFR loan, or (b) the base rate per annum plus 2.00% for any portion that is a base rate loan. As of July 29, 2023, the outstanding balance of the Term Loan was $50.0 million. A 10% change in the SOFR would not have had a material impact on our interest expense.
Assets and Liabilities of Foreign Subsidiaries
Assets and liabilities outside the United States are primarily located in Canada and Hong Kong, where our investments in our subsidiaries are considered long-term. As of July 29, 2023, net assets in Canada and Hong Kong amounted to $25.0 million. A 10% increase or decrease in the Canadian and Hong Kong foreign currency exchange rates would increase or decrease the corresponding net investment by $2.5 million. All changes in the net investments in our foreign subsidiaries are recorded in other comprehensive income (loss).
As of July 29, 2023, we had $4.7 million of our cash and cash equivalents held in foreign subsidiaries, of which $1.7 million was in China, $1.3 million was in India, $1.0 million was in Canada, $0.5 million was in Hong Kong, and $0.2 million was held in other foreign countries.
Foreign Operations
We have exchange rate exposure primarily with respect to certain revenues and expenses denominated in Canadian dollars. As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses. Assuming a 10% change in foreign currency exchange rates, the Second Quarter 2023 net sales would have decreased or increased by approximately $5.3 million, and total costs and expenses would have decreased or increased by approximately $7.3 million. Additionally, we have foreign currency denominated receivables and payables that, when settled, result in transaction gains or losses. A 10% change in foreign currency exchange rates would not result in a significant transaction gain or loss in earnings.
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
Management, including our Chief Executive Officer and President, and our Chief Operating Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of July 29, 2023. Based on that evaluation, our Chief Executive Officer and President, and our Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level, as of July 29, 2023, to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive, principal accounting, and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS.
Certain legal proceedings in which we are involved are discussed in “Note 8. Commitments and Contingencies” to the accompanying consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended January 28, 2023.

ITEM 1A.RISK FACTORS.
There were no material changes to the risk factors disclosed in Item 1A of Part I in our Annual Report on Form 10-K for the year ended January 28, 2023.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
In November 2021, our Board of Directors authorized a $250.0 million share repurchase program (the “Share Repurchase Program”). Under this program, we may repurchase shares on the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, and other market and business conditions. We may suspend or discontinue the program at any time and may thereafter reinstitute purchases, all without prior announcement. As of July 29, 2023, there was $157.4 million remaining availability under the Share Repurchase Program.
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
The following table provides a month-by-month summary of our share repurchase activity during the Second Quarter 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs
4/30/23-5/27/23 (1)	14,812	$24.69	11,944	$157,976
5/28/23-7/1/23 (2)	36,292	16.21	36,292	157,387
7/2/23-7/29/23	—	—	—	157,387
Total	51,104	$18.67	48,236	$157,387
____________________________________________
(1)Includes 2,868 shares acquired as treasury stock as directed by participants in the deferred compensation plan and 11,944 shares withheld to cover taxes in conjunction with the vesting of stock awards.
(2)Includes 36,292 shares withheld to cover taxes in conjunction with the vesting of stock awards.

ITEM 6.    EXHIBITS.
The following exhibits are filed with this Quarterly Report on Form 10-Q:

10.2(+)	Updated Letter Agreement dated August 1, 2023 between The Children's Place Services Company, LLC and Sheamus Toal.

10.3(+)	Updated Letter Agreement dated August 1, 2023 between The Children's Place Services Company, LLC and Maegan Markee.

31.1(+)	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2(+)	Certificate of Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32(+)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
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

THE CHILDREN’S PLACE, INC.

Date:	August 30, 2023	By:	/S/ Jane T. Elfers
Jane T. Elfers
Chief Executive Officer and President
(Principal Executive Officer)

Date:	August 30, 2023	By:	/S/ Sheamus Toal
Sheamus Toal
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)