Form 10-Q
period 2023-10-28
Childrens Place, Inc.
filed 2023-12-04
CIK 1041859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, par value $0.10 per share, outstanding at November 27, 2023: 12,477,325.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED OCTOBER 28, 2023

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 28, 2023	January 28, 2023	October 29, 2022
	(in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$13,522	$16,689	$19,244
Accounts receivable	51,712	49,584	48,820
Inventories	462,411	447,795	548,719
Prepaid expenses and other current assets	69,710	47,875	48,012
Total current assets	597,355	561,943	664,795
Long-term assets:
Property and equipment, net	134,639	149,874	154,975
Right-of-use assets	127,863	155,481	160,041
Tradenames, net	70,291	70,891	71,091
Deferred income taxes	35,237	36,616	20,916
Other assets	7,996	11,476	12,799
Total assets	$973,381	$986,281	$1,084,617

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving loan	$358,679	$286,990	$265,000
Accounts payable	182,594	177,147	221,432
Current portion of operating lease liabilities	66,216	78,576	77,070
Income taxes payable	2,167	6,014	506
Accrued expenses and other current liabilities	96,086	99,658	119,660
Total current liabilities	705,742	648,385	683,668
Long-term liabilities:
Long-term debt	49,801	49,752	49,735
Long-term portion of operating lease liabilities	76,641	96,482	104,073
Income taxes payable	9,611	17,199	18,925
Other tax liabilities	3,529	2,757	2,347
Other long-term liabilities	9,986	13,228	13,693
Total liabilities	855,310	827,803	872,441
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Preferred stock, $1.00 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—	—
Common stock, $0.10 par value, 100,000 shares authorized; 12,549, 12,292, and 12,662 issued; 12,476, 12,225, and 12,597 outstanding	1,255	1,229	1,266
Additional paid-in capital	140,330	150,956	148,546
Treasury stock, at cost (73, 67, and 65 shares)	(3,932)	(3,736)	(3,661)
Deferred compensation	3,932	3,736	3,661
Accumulated other comprehensive loss	(17,499)	(16,247)	(17,011)
Retained earnings (deficit)	(6,015)	22,540	79,375
Total stockholders’ equity	118,071	158,478	212,176
Total liabilities and stockholders’ equity	$973,381	$986,281	$1,084,617

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
	(in thousands, except earnings (loss) per common share)
Net sales	$480,234	$509,120	$1,147,474	$1,252,355
Cost of sales (exclusive of depreciation and amortization)	318,182	332,189	801,111	817,915
Gross profit	162,052	176,931	346,363	434,440
Selling, general, and administrative expenses	104,770	106,631	329,756	330,480
Depreciation and amortization	11,732	12,463	35,534	39,320
Asset impairment charges	583	—	3,115	1,379
Operating income (loss)	44,967	57,837	(22,042)	63,261
Interest expense	(7,956)	(3,810)	(21,549)	(8,123)
Interest income	17	24	68	43
Income (loss) before provision (benefit) for income taxes	37,028	54,051	(43,523)	55,181
Provision (benefit) for income taxes	(1,454)	11,196	(17,818)	5,794
Net income (loss)	$38,482	$42,855	$(25,705)	$49,387

Earnings (loss) per common share
Basic	$3.07	$3.28	$(2.06)	$3.72
Diluted	$3.05	$3.26	$(2.06)	$3.68

Weighted average common shares outstanding
Basic	12,548	13,064	12,481	13,277
Diluted	12,619	13,162	12,481	13,409

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
	(in thousands)
Net income (loss)	$38,482	$42,855	$(25,705)	$49,387
Other comprehensive loss:
Foreign currency translation adjustment	(1,535)	(2,397)	(1,252)	(2,825)
Total comprehensive income (loss)	$36,947	$40,458	$(26,957)	$46,562

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

Thirteen Weeks Ended October 28, 2023
						Accumulated
			Additional		Retained	Other			Total
	Common Stock		Paid-In	Deferred	Earnings	Comprehensive	Treasury Stock		Stockholders’
(in thousands)	Shares	Amount	Capital	Compensation	(Deficit)	Loss	Shares	Amount	Equity
Balance, July 29, 2023	12,544	$1,254	$145,117	$3,884	$(44,477)	$(15,964)	(71)	$(3,884)	$85,930
Vesting of stock awards	7	1	(1)						—
Stock-based compensation benefit			(4,746)						(4,746)
Purchase and retirement of common stock	(2)	—	(40)		(20)				(60)
Other comprehensive loss						(1,535)			(1,535)
Deferral of common stock into deferred compensation plan				48			(2)	(48)	—
Net income					38,482				38,482
Balance, October 28, 2023	12,549	$1,255	$140,330	$3,932	$(6,015)	$(17,499)	(73)	$(3,932)	$118,071

Thirty-nine Weeks Ended October 28, 2023
						Accumulated
			Additional		Retained	Other			Total
	Common Stock		Paid-In	Deferred	Earnings	Comprehensive	Treasury Stock		Stockholders’
(in thousands)	Shares	Amount	Capital	Compensation	(Deficit)	Loss	Shares	Amount	Equity
Balance, January 28, 2023	12,292	$1,229	$150,956	$3,736	$22,540	$(16,247)	(67)	$(3,736)	$158,478
Vesting of stock awards	462	47	(47)						—
Stock-based compensation benefit			(6,424)						(6,424)
Purchase and retirement of common stock	(205)	(21)	(4,155)		(2,850)				(7,026)
Other comprehensive loss						(1,252)			(1,252)
Deferral of common stock into deferred compensation plan				196			(6)	(196)	—
Net loss					(25,705)				(25,705)
Balance, October 28, 2023	12,549	$1,255	$140,330	$3,932	$(6,015)	$(17,499)	(73)	$(3,932)	$118,071

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

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirty-nine Weeks Ended
	October 28, 2023	October 29, 2022
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(25,705)	$49,387
Reconciliation of net income (loss) to net cash used in operating activities:
Non-cash portion of operating lease expense	58,894	65,046
Depreciation and amortization	35,534	39,320
Non-cash stock-based compensation expense (benefit), net	(6,424)	19,055
Asset impairment charges	3,115	1,379
Deferred income tax provision	1,266	2,186
Other non-cash charges, net	528	58
Changes in operating assets and liabilities:
Inventories	(16,239)	(123,012)
Accounts receivable and other assets	1,544	(28,427)
Prepaid expenses and other current assets	(4,947)	1,680
Income taxes payable, net of prepayments	(25,293)	18,896
Accounts payable and other current liabilities	3,027	11,764
Lease liabilities	(64,673)	(75,767)
Other long-term liabilities	(3,259)	1,470
Net cash used in operating activities	(42,632)	(16,965)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(24,369)	(31,193)
Change in deferred compensation plan	(173)	(421)
Net cash used in investing activities	(24,542)	(31,614)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	464,320	555,383
Repayments under revolving credit facility	(392,629)	(465,701)
Purchase and retirement of common stock, including shares surrendered for tax withholdings and transaction costs	(7,026)	(75,672)
Payment of debt issuance costs	(623)	—
Net cash provided by financing activities	64,042	14,010
Effect of exchange rate changes on cash and cash equivalents	(35)	(974)
Net decrease in cash and cash equivalents	(3,167)	(35,543)
Cash and cash equivalents, beginning of period	16,689	54,787
Cash and cash equivalents, end of period	$13,522	$19,244

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Net cash paid (received) for income taxes	$6,008	$(15,680)
Cash paid for interest	20,389	7,545
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Purchases of property and equipment not yet paid	6,196	15,106

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
Terms that are commonly used in the notes to the Company’s consolidated financial statements are defined as follows:
•Third Quarter 2023 — The thirteen weeks ended October 28, 2023
•Third Quarter 2022 — The thirteen weeks ended October 29, 2022
•Year-To-Date 2023 — The thirty-nine weeks ended October 28, 2023
•Year-To-Date 2022 — The thirty-nine weeks ended October 29, 2022
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
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated. As of October 28, 2023, January 28, 2023 and October 29, 2022, the Company did not have any investments in unconsolidated affiliates. FASB ASC 810—Consolidation is considered when determining whether an entity is subject to consolidation.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary for a fair statement of the consolidated financial position of the Company as of October 28, 2023 and October 29, 2022, the results of its consolidated operations, consolidated comprehensive income (loss), and consolidated changes in stockholders’ equity for the thirteen and thirty-nine weeks ended October 28, 2023 and October 29, 2022, and consolidated cash flows for the thirty-nine weeks ended October 28, 2023 and October 29, 2022. The consolidated balance sheet as of January 28, 2023 was derived from audited financial statements. Due to the seasonal nature of the Company’s business, the results of operations for the thirteen and thirty-nine weeks ended October 28, 2023 and October 29, 2022 are not necessarily indicative of operating results for a full fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2023.
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
The following table presents the Company’s revenues disaggregated by geography:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
	(in thousands)
Net sales:
South	$168,623	$183,536	$416,249	$466,276
Northeast	96,052	108,404	220,519	255,913
West	55,567	61,101	144,920	163,644
Midwest	58,331	62,337	131,235	145,168
International and other (1)	101,661	93,742	234,551	221,354
Total net sales	$480,234	$509,120	$1,147,474	$1,252,355
____________________________________________
(1)Includes retail and e-commerce sales in Canada and Puerto Rico, wholesale and franchisee sales, and certain amounts earned under the Company’s private label credit card program.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The Company recognizes revenue, including shipping and handling fees billed to customers, upon purchase at the Company’s retail stores or when received by the customer if the product was purchased via e-commerce, net of coupon redemptions and anticipated sales returns. The Company deferred sales of $7.6 million, $2.9 million, and $8.9 million within Accrued expenses and other current liabilities as of October 28, 2023, January 28, 2023, and October 29, 2022, respectively, based upon estimated time of delivery, at which point control passes to the customer. Sales tax collected from customers is excluded from revenue.
For its wholesale business, the Company recognizes revenue, including shipping and handling fees billed to customers, when title of the goods passes to the customer, net of commissions, discounts, operational chargebacks, and cooperative advertising. The allowance for wholesale revenue included within Accounts receivable was $8.6 million, $5.0 million, and $4.9 million as of October 28, 2023, January 28, 2023, and October 29, 2022, respectively.
For the sale of goods to retail customers with a right of return, the Company recognizes revenue for the consideration it expects to be entitled to and calculates an allowance for estimated sales returns based upon the Company’s sales return experience. Adjustments to the allowance for estimated sales returns in subsequent periods have not been material based on historical data, thereby reducing the uncertainty inherent in such estimates. The allowance for estimated sales returns, which is recorded in Accrued expenses and other current liabilities, was $2.5 million, $1.0 million, and $2.2 million as of October 28, 2023, January 28, 2023, and October 29, 2022, respectively.
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
The Company has a points-based customer loyalty program in which customers earn points based on purchases and other promotional activities. These points can be redeemed for coupons to discount future purchases. A contract liability is estimated based on the standalone selling price of benefits earned by customers through the program and the related redemption experience under the program. The value of each point earned is recorded as deferred revenue and is included within Accrued expenses and other current liabilities. The total contract liabilities related to this program were $2.0 million, $2.6 million, and $2.0 million as of October 28, 2023, January 28, 2023, and October 29, 2022, respectively.
The Company’s policy with respect to gift cards is to record revenue as and when the gift cards are redeemed for merchandise. The Company recognizes gift card breakage income in proportion to the pattern of rights exercised by the customer when the Company expects to be entitled to breakage and the Company determines that it does not have a legal obligation to remit the value of the unredeemed gift card to the relevant jurisdiction as unclaimed or abandoned property. Gift card breakage is recorded within Net sales. Prior to their redemption, gift cards are recorded as a liability within Accrued expenses and other current liabilities. The liability is estimated based on expected breakage that considers historical patterns of redemption. The gift card liability balance as of October 28, 2023, January 28, 2023, and October 29, 2022 was $6.3 million, $11.1 million, and $11.2 million, respectively. During Year-To-Date 2023, the Company recognized Net sales of $8.4 million related to the gift card liability balance that existed at January 28, 2023.

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

3. RESTRUCTURING
In support of the Company’s ongoing structural transformation from a legacy store operating model to a digital-first retailer, during the second quarter of 2023, the Company voluntarily entered into an early termination of its corporate office lease and implemented a workforce reduction. On May 26, 2023, the Company proactively accelerated the termination of its corporate office lease to capitalize on the prevailing tenant-favorable market conditions. That lease will now expire in May 2024, and the Company is continuing to explore various options for a new lease, including negotiations with the current landlord. During the second quarter of 2023, the Company implemented a plan that encompassed two headcount reductions, which accounted for over 20% of its salaried workforce, the substantial majority of whom were located at the Company’s corporate offices in Secaucus, New Jersey, with the balance at other domestic and international locations. The voluntary lease termination, combined with the workforce reduction, will enable the Company to reduce its current space configuration and capitalize on lower prevailing market rates than would have been applicable under its existing lease, which included escalations in occupancy costs, and did not expire until 2029. The actions associated with the workforce reduction were substantially completed by the end of the Third Quarter 2023. In addition, the lease for the Company’s distribution center in Toronto, Canada (“TODC”) expires in April 2024. The Company expects to move these operations to the United States to its current distribution center in Alabama, which will result in a further headcount reduction at the TODC. The transition out of the TODC is expected to be substantially completed by the end of the first quarter of 2024.
As a result of these strategic actions associated with the voluntary early termination of its corporate office lease, the move from the TODC, and workforce reductions, the Company incurred non-operating charges of $1.2 million and $11.8 million in restructuring costs during the Third Quarter 2023 and Year-To-Date 2023, respectively on a pretax basis, summarized in the following table:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
	(in thousands)
Employee-related costs	$674	$—	$6,107	$—
Lease termination costs (1)	454	—	5,401	—
Professional fees	82	—	268	—
Total restructuring costs (2)	$1,210	$—	$11,776	$—
___________________________________________
(1)Includes non-cash charges related to accelerated depreciation on certain assets in the corporate office over the reduced term, amounting to $0.5 million and $1.4 million for the Third Quarter 2023 and Year-To-Date 2023, respectively. The Company expects to record additional accelerated depreciation charges of approximately $1.0 million until the expiration of its corporate office lease.
(2)Restructuring costs are recorded within Selling, general and administrative expenses, except accelerated depreciation charges noted above, which are recorded within Depreciation and amortization, and are primarily recorded within The Children’s Place U.S. segment.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table summarizes the restructuring costs that have been partially settled with cash payments and the remaining related liability as of October 28, 2023. The remaining related liability is expected to be settled with cash payments in the future and these costs are included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets:

	Employee-Related Costs	Lease Termination Costs	Professional Fees	Total
	(in thousands)
Balance at April 29, 2023	$—	$—	$—	$—
Provision	5,433	4,040	186	9,659
Cash payments	(2,602)	(4,040)	—	(6,642)
Balance at July 29, 2023	2,831	—	186	3,017
Provision	674	—	82	756
Cash payments	(2,652)	—	(268)	(2,920)
Balance at October 28, 2023	$853	$—	$—	$853

4. INTANGIBLE ASSETS
The Company’s intangible assets were as follows:

		October 28, 2023
	Useful Life	Gross Amount	Accumulated Amortization	Net Amount
		(in thousands)
Gymboree tradename (1)	Indefinite	$69,953	$—	$69,953
Crazy 8 tradename (1)	5 years	4,000	(3,662)	338
Total intangible assets		$73,953	$(3,662)	$70,291

		January 28, 2023
	Useful Life	Gross Amount	Accumulated Amortization	Net Amount
		(in thousands)
Gymboree tradename (1)	Indefinite	$69,953	$—	$69,953
Crazy 8 tradename (1)	5 years	4,000	(3,062)	938
Customer databases (2)	3 years	3,000	(3,000)	—
Total intangible assets		$76,953	$(6,062)	$70,891

		October 29, 2022
	Useful Life	Gross Amount	Accumulated Amortization	Net Amount
		(in thousands)
Gymboree tradename (1)	Indefinite	$69,953	$—	$69,953
Crazy 8 tradename (1)	5 years	4,000	(2,862)	1,138
Customer databases (2)	3 years	3,000	(3,000)	—
Total intangible assets		$76,953	$(5,862)	$71,091
____________________________________________
(1)Included within Tradenames, net on the Consolidated Balance Sheets.
(2)Included within Other assets on the Consolidated Balance Sheets.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
5. PROPERTY AND EQUIPMENT, NET
Property and equipment consisted of the following:

	October 28, 2023	January 28, 2023	October 29, 2022
	(in thousands)
Property and equipment:
Land and land improvements	$3,403	$3,403	$3,403
Building and improvements	36,187	36,187	36,187
Material handling equipment	90,362	71,404	69,897
Leasehold improvements	177,203	196,302	196,189
Store fixtures and equipment	199,596	210,413	205,406
Capitalized software	350,318	336,336	336,557
Construction in progress	8,378	23,959	24,676
	865,447	878,004	872,315
Less accumulated depreciation and amortization	(730,808)	(728,130)	(717,340)
Property and equipment, net	$134,639	$149,874	$154,975
At October 28, 2023 and October 29, 2022, the Company reviewed its store related long-lived assets for indicators of impairment, and performed a recoverability test if indicators were identified. Based on the results of the analyses performed, the Company recorded asset impairment charges in the Third Quarter 2023 and Year-To-Date 2023 of $0.6 million and $3.1 million, respectively, inclusive of right-of-use (“ROU”) assets. No impairment charge was recorded in the Third Quarter 2022. The Company recorded asset impairment charges during Year-To-Date 2022 of $1.4 million, inclusive of ROU assets.

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
The following components of operating lease expense were recognized in the Company’s Consolidated Statements of Operations:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
	(in thousands)
Fixed operating lease cost	$21,457	$26,437	$63,844	$73,477
Variable operating lease cost (1)	11,030	12,477	40,115	40,168
Total operating lease cost	$32,487	$38,914	$103,959	$113,645
____________________________________________
(1)Includes short term leases with lease periods of less than 12 months.
As of October 28, 2023, the weighted-average remaining operating lease term was 3.1 years, and the weighted-average discount rate for operating leases was 5.3%. Cash paid for amounts included in the measurement of operating lease liabilities during Year-To-Date 2023 was $64.7 million. ROU assets obtained in exchange for new operating lease liabilities were $51.5 million during Year-To-Date 2023.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of October 28, 2023, the maturities of operating lease liabilities were as follows:

October 28, 2023
(in thousands)
Remainder of 2023	$27,097
2024	57,778
2025	31,770
2026	14,361
2027	9,984
Thereafter	13,454
Total operating lease payments	154,444
Less: imputed interest	(11,587)
Present value of operating lease liabilities	$142,857

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
As previously disclosed in the Company’s Form 8-K dated October 30, 2023, the Company became aware of an inadvertent calculation error contained in the June, July and August 2023 borrowing base certificates provided to the lenders under its Credit Agreement, all of which have since been remedied. While the lenders determined the calculation error resulted in certain technical defaults under the Credit Agreement (including the Company not being in compliance with certain debt covenants), the Company and the lenders entered into a Waiver and Amendment Agreement (the “Waiver Agreement”) on October 24, 2023, pursuant to which the lenders waived all of the defaults and the Company agreed to certain temporary enhanced reporting requirements and temporary restrictions on certain payments. These enhanced reporting requirements and restrictions will cease once the Company achieves certain excess availability thresholds. At no time prior to or following entering into the Waiver Agreement was the Company prevented from borrowing under the Credit Agreement in the ordinary course.
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
For the Third Quarter 2023 and Year-To-Date 2023, the Company recognized $7.2 million and $18.0 million, respectively, in interest expense related to the ABL Credit Facility. For the Third Quarter 2022 and Year-To-Date 2022, the Company recognized $3.0 million and $6.9 million, respectively, in interest expense related to the ABL Credit Facility.
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
The ABL Credit Facility contains covenants, which include conditions on stock buybacks and the payment of cash dividends or similar payments, and a fixed-charge coverage ratio covenant, which only becomes effective in the event that borrowings and other uses of credit exceed the maximum borrowing availability (as reflected in the table below), based on the Company’s ability to maintain a certain amount of excess availability for borrowings (the “excess availability threshold”). These covenants also limit the ability of the Company and its subsidiaries to incur certain liens, to incur certain indebtedness, to make certain investments, acquisitions, or dispositions or to change the nature of its business.
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

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The table below presents the components of the Company’s ABL Credit Facility:

	October 28, 2023	January 28, 2023	October 29, 2022
	(in millions)
Total borrowing base availability, net of the excess availability threshold, as applicable	$394.7	$363.8	$463.9
Credit facility maximum, net of the excess availability threshold, as applicable	400.5	315.0	350.0
Maximum borrowing availability (1)	394.7	315.0	350.0

Outstanding borrowings	358.7	287.0	265.0
Letters of credit outstanding—standby	7.4	7.4	7.4
Utilization of credit facility at end of period	366.1	294.4	272.4

Availability (2)	$28.6	$20.6	$77.6

Interest rate at end of period	8.0%	5.9%	4.8%

	Year-To-Date 2023	Fiscal 2022	Year-To-Date 2022
	(in millions)
Average end of day loan balance during the period	$327.6	$274.9	$273.1
Highest end of day loan balance during the period	$379.4	$297.7	$297.6

Average interest rate	7.0%	3.7%	3.0%
____________________________________________
(1)Lower of the credit facility maximum and the total borrowing base availability, both net of the excess availability threshold.
(2)The sub-limit availability for letters of credit was $42.6 million at October 28, 2023, January 28, 2023, and October 29, 2022.
The Term Loan bears interest, payable monthly, at (a) the SOFR per annum plus 2.750% for any portion that is a SOFR loan, or (b) the base rate per annum plus 2.000% for any portion that is a base rate loan. The Term Loan is pre-payable at any time without penalty, and does not require amortization. For the Third Quarter 2023 and Year-To-Date 2023, the Company recognized $0.4 million, and $2.4 million, respectively, in interest expense related to the Term Loan. For the Third Quarter 2022 and Year-To-Date 2022, the Company recognized $0.6 million, and $1.5 million, respectively, in interest expense related to the Term Loan.
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
Both the ABL Credit Facility and the Term Loan contain customary events of default, which include (subject in certain cases to customary grace and cure periods) nonpayment of principal or interest, breach of covenants, failure to pay certain other indebtedness, and certain events of bankruptcy, insolvency or reorganization. As of October 28, 2023, unamortized deferred financing costs amounted to $2.4 million, of which $2.2 million related to our ABL Credit Facility.

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

9. STOCKHOLDERS’ EQUITY
Share Repurchase Program
In November 2021, the Board of Directors authorized a $250.0 million share repurchase program (the “Share Repurchase Program”). Under this program, the Company may repurchase shares on the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, and other market and business conditions. The Company may suspend or discontinue the program at any time and may thereafter reinstitute purchases, all without prior announcement. Currently, pursuant to the Waiver Agreement described above, the Company is temporarily restricted from repurchasing any shares. As of October 28, 2023, there was $157.3 million remaining availability under the Share Repurchase Program.
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

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table summarizes the Company’s share repurchases:

	Thirty-nine Weeks Ended
	October 28, 2023		October 29, 2022
	Shares	Amount	Shares	Amount
	(in thousands)
Share repurchases related to:
Share repurchase program	205	$7,026	1,581	$78,913
Shares acquired and held in treasury	6	$196	4	$218
In accordance with the FASB ASC 505—Equity, the par value of the shares retired is charged against Common stock and the remaining purchase price is allocated between Additional paid-in capital and Retained earnings (deficit). The portion charged against Additional paid-in capital is determined using a pro-rata allocation based on total shares outstanding. For all shares retired in Year-To-Date 2023 and Year-To-Date 2022, $2.9 million and $47.9 million was charged to Retained earnings (deficit), respectively.
Dividends
Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the Company’s Board of Directors based on a number of factors, including business and market conditions, the Company’s financial performance, and other investment priorities. Currently, pursuant to the Waiver Agreement described above, the Company is temporarily restricted from issuing any cash dividends.

10. STOCK-BASED COMPENSATION
The Company generally grants time-vesting stock awards (“Deferred Awards”) and performance-based stock awards (“Performance Awards”) to employees at management levels. The Company also grants Deferred Awards to its non-employee directors.
The following table summarizes the Company’s stock-based compensation expense (benefit):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
	(in thousands)
Deferred Awards	$1,193	$1,885	$5,383	$7,481
Performance Awards (1)	(5,939)	3,336	(11,807)	11,574
Total stock-based compensation expense (benefit) (2)	$(4,746)	$5,221	$(6,424)	$19,055
___________________________________________
(1)Included within the Performance Awards benefit for the Third Quarter 2023 was a combination of ongoing expense associated with existing grants and $6.2 million of credits resulting from a change in estimate based on revised expectations of the attainment levels for performance metrics of certain awards. Included within the Performance Awards benefit for Year-To-Date 2023 was a combination of ongoing expense associated with existing grants and $12.9 million of credits resulting from (a) a change in estimate based on revised expectations of the attainment levels for performance metrics of certain awards, and (b) the reversal of unvested expense related to forfeited awards for employees no longer with the Company.
(2)Stock-based compensation expense (benefit) recorded within Cost of sales (exclusive of depreciation and amortization) amounted to $0.1 million and $0.3 million in the Third Quarter 2023 and Third Quarter 2022, respectively, and $1.2 million in Year-To-Date 2022. The stock-based compensation expense (benefit) recorded within Cost of sales (exclusive of depreciation and amortization) in Year-To-Date 2023 nets to zero. All other stock-based compensation expense (benefit) is included in Selling, general, and administrative expenses.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
11. EARNINGS (LOSS) PER COMMON SHARE
The following table reconciles net income (loss) and share amounts utilized to calculate basic and diluted earnings (loss) per common share:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
	(in thousands)
Net income (loss)	$38,482	$42,855	$(25,705)	$49,387

Basic weighted average common shares outstanding	12,548	13,064	12,481	13,277
Dilutive effect of stock awards	71	98	—	132
Diluted weighted average common shares outstanding	12,619	13,162	12,481	13,409

Anti-dilutive shares excluded from diluted earnings (loss) per common share calculation	—	—	124	—

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
The Company’s provision for income taxes during interim reporting periods has historically been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to pretax income (loss) excluding unusual or infrequently occurring discrete items for the reporting period. For the Third Quarter 2023, and in accordance with ASC 740-270-30-18 “Income Taxes - Interim Reporting - Initial Measurement,” and paragraph 82 of FASB interpretation No. 18, “Accounting for Income Taxes in Interim Periods” (“FIN 18”), the Company computed its provision for income taxes based on the actual effective tax rate for the year-to-date period by applying the discrete method. The Company determined that the historical method would not provide a reliable estimate for the Third Quarter 2023 because small changes in estimated ordinary income for Fiscal 2023 would result in a significant change in the estimated annual effective tax rate. We believe that, at this time, the use of this discrete method represents the best estimate of our annual effective tax rate.
The Company’s effective income tax rate for the Third Quarter 2023 was a benefit of (3.9)%, or $1.5 million, compared to a provision of 20.7%, or $11.2 million, during the Third Quarter 2022. The change in the effective income tax rate and income tax provision (benefit) for the Third Quarter 2023 compared to the Third Quarter 2022 was primarily driven by the utilization of the discrete tax provision methodology discussed above in the Third Quarter 2023, and the impact of certain non-deductible executive compensation.
The Company’s effective income tax rate for Year-To-Date 2023 was a benefit of (40.9)%, or $17.8 million, compared to a provision of 10.5%, or $5.8 million, for Year-To-Date 2022. The change in the effective income tax rate for Year-To-Date 2023 compared to Year-To-Date 2022 was primarily driven by the Year-To-Date 2023 pretax loss as compared to pretax income for Year-To-Date 2022, jurisdictional earnings mix, the impact of certain non-deductible executive compensation, and the release of a reserve in the first quarter of Fiscal 2022 of $6.4 million for unrecognized tax benefits as a result of a settlement with a taxing authority which was nonrecurring, in addition to the utilization of the discrete tax provision methodology.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act allows net operating losses (“NOLs”) incurred in taxable years 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to offset 100% of taxable income and to generate a refund of previously paid income taxes. Pursuant to the CARES Act, the Company carried back the taxable year 2020 tax loss of $150.0 million to prior years. During the first quarter of Fiscal 2022, the Company received $22.0 million of this income tax refund and the remaining balance of $19.1 million as of October 28, 2023 is included within Prepaid expenses and other current assets on the Consolidated Balance Sheets.
The Company accrues interest and penalties related to unrecognized tax benefits as part of the provision for income taxes. The total amount of unrecognized tax benefits was $4.8 million, $3.6 million, and $2.3 million as of October 28, 2023, January 28, 2023, and October 29, 2022, respectively, and is included within long-term liabilities. Interest expense recognized in Year-To-Date 2023 and Year-To-Date 2022 related to unrecognized tax benefits was not significant.
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

13. SEGMENT INFORMATION
In accordance with FASB ASC 280—Segment Reporting, the Company reports segment data based on geography: The Children’s Place U.S. and The Children’s Place International. Each segment includes an e-commerce business located at www.childrensplace.com, www.gymboree.com, www.sugarandjade.com, and www.pjplace.com. Included in The Children’s Place U.S. segment are the Company’s U.S. and Puerto Rico-based stores and revenue from the Company’s U.S.-based wholesale business. Included in The Children’s Place International segment are the Company’s Canadian-based stores, revenue from the Company’s Canadian-based wholesale business, and revenue from international franchisees. The Company measures its segment profitability based on operating income, defined as income before interest and taxes. Net sales and direct costs are recorded by each segment. Certain inventory procurement functions, such as production and design, as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services, are managed by The Children’s Place U.S. segment. Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales. The assets related to these functions are not allocated. The Company periodically reviews these allocations and adjusts them based upon changes in business circumstances. Net sales to external customers are derived from merchandise sales, and the Company has one U.S. wholesale customer that individually accounted for more than 10% of its net sales, amounting to $54.5 million and $116.0 million for the Third Quarter 2023 and Year-To-Date 2023, respectively, and accounts for a majority of the Company’s accounts receivable. As of October 28, 2023, The Children’s Place U.S. had 520 stores and The Children’s Place International had 71 stores. As of October 29, 2022, The Children’s Place U.S. had 577 stores and The Children’s Place International had 81 stores.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table provides segment level financial information:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
	(in thousands)
Net sales:
The Children’s Place U.S.	$441,865	$457,508	$1,048,568	$1,126,692
The Children’s Place International (1)	38,369	51,612	98,906	125,663
Total net sales	$480,234	$509,120	$1,147,474	$1,252,355
Operating income (loss):
The Children’s Place U.S.	$38,551	$51,460	$(26,216)	$54,385
The Children’s Place International	6,416	6,377	4,174	8,876
Total operating income (loss)	$44,967	$57,837	$(22,042)	$63,261
Operating income (loss) as a percentage of net sales:
The Children’s Place U.S.	8.7%	11.2%	(2.5%)	4.8%
The Children’s Place International	16.7%	12.4%	4.2%	7.1%
Total operating income (loss) as a percentage of net sales	9.4%	11.4%	(1.9%)	5.1%
Depreciation and amortization:
The Children’s Place U.S.	$10,868	$11,592	$32,852	$36,441
The Children’s Place International	864	871	2,682	2,879
Total depreciation and amortization	$11,732	$12,463	$35,534	$39,320
Capital expenditures:
The Children’s Place U.S.	$6,217	$12,342	$24,359	$30,311
The Children’s Place International	—	86	10	882
Total capital expenditures	$6,217	$12,428	$24,369	$31,193
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
Terms that are commonly used in our Management’s Discussion and Analysis of Financial Condition and Results of Operations are defined as follows:
•Third Quarter 2023 — The thirteen weeks ended October 28, 2023
•Third Quarter 2022 — The thirteen weeks ended October 29, 2022
•Year-To-Date 2023 — The thirty-nine weeks ended October 28, 2023
•Year-To-Date 2022 — The thirty-nine weeks ended October 29, 2022
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

OVERVIEW
Our Business
We are an omni-channel children’s specialty portfolio of brands with an industry-leading digital-first operating model. We design, contract to manufacture, and sell fashionable, high quality apparel, accessories and footwear predominantly at value prices, primarily under our proprietary brands: “The Children’s Place”, “Gymboree”, “Sugar & Jade”, and “PJ Place”. As of October 28, 2023, we had 591 stores across North America, our e-commerce business at www.childrensplace.com, www.gymboree.com, www.sugarandjade.com, and www.pjplace.com, social media channels on Instagram, Facebook, X, formerly known as Twitter, YouTube and Pinterest, and 226 international points of distribution with our six franchise partners in 16 countries.
Segment Reporting
In accordance with FASB ASC 280—Segment Reporting, we report segment data based on geography: The Children’s Place U.S. and The Children’s Place International. Each segment includes an e-commerce business located at www.childrensplace.com, www.gymboree.com, www.sugarandjade.com and www.pjplace.com. Included in The Children’s Place U.S. segment are our U.S. and Puerto Rico-based stores and revenue from our U.S.-based wholesale business. Included in The Children’s Place International segment are our Canadian-based stores, revenue from our Canadian-based wholesale business, as well as revenue from international franchisees. We measure our segment profitability based on operating income, defined as income before interest and taxes. Net sales and direct costs are recorded by each segment. Certain inventory procurement functions such as production and design, as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services, are managed by The Children’s Place U.S. segment. Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales. The assets related to these functions are not allocated. We periodically review these allocations and adjust them based upon changes in business circumstances. Net sales to external customers are derived from merchandise sales, and we have one U.S. wholesale customer that individually accounted for more than 10% of our net sales, amounting to $54.5 million and $116.0 million for the Third Quarter 2023 and Year-To-Date 2023, respectively, and accounts for a majority of our accounts receivable.
COVID-19 Pandemic
As a result of the impact of the COVID-19 pandemic, we continue to experience disruptions in our business, including in our global supply chain, which have caused delays in the production and transportation of our products, which we are mitigating through shifting production schedules.
Recent Developments
Recent macroeconomic conditions have increased the cost of goods and services necessary to produce, import, and distribute our products, including increases in wage rates. Inflationary pressures have also adversely affected our core customer, resulting in a decrease in discretionary apparel purchases during Year-To-Date 2023. We expect these macroeconomic conditions, including but not limited to increased product input costs, transportation costs, distribution costs, and inflationary pressures, to continue to impact Fiscal 2023.
As previously disclosed in our Form 8-K dated October 30, 2023, we became aware of an inadvertent calculation error contained in the June, July and August 2023 borrowing base certificates provided to the lenders under our credit agreement, all of which have since been remedied. While the lenders determined the calculation error resulted in certain technical defaults under the credit agreement (including us not being in compliance with certain debt covenants), we and the lenders entered into a Waiver and Amendment Agreement (the “Waiver Agreement”) on October 24, 2023, pursuant to which the lenders waived all of the defaults and we agreed to certain temporary enhanced reporting requirements and temporary restrictions on certain payments. These enhanced reporting requirements and restrictions will cease once we achieve certain excess availability thresholds. At no time prior to or following entering into the Waiver Agreement were we prevented from borrowing under the Credit Agreement in the ordinary course.
In addition, the lease for our distribution center in Toronto, Canada (“TODC”) expires in April 2024. We expect to move these operations to the United States to our current distribution center in Alabama, which will result in a further headcount reduction at the TODC. The transition out of the TODC is expected to be substantially completed by the end of the first quarter of 2024.

Operating Highlights
Net sales decreased $28.9 million, or 5.7%, to $480.2 million during the Third Quarter 2023 from $509.1 million during the Third Quarter 2022, primarily due to the impact of the continued slowdown in consumer demand resulting from the unprecedented inflation impacting our customer, and from other domestic and geo-political concerns weighing on consumer confidence, an increase in promotional activity across the sector, and the impact of permanent store closures, partially offset by an increase in wholesale revenue. Comparable retail sales decreased 7.3% for the Third Quarter 2023.
Gross profit decreased $14.8 million to $162.1 million or 33.7% of net sales during the Third Quarter 2023 from $176.9 million or 34.8% of net sales during the Third Quarter 2022. The 110 basis point decrease reflects the largely unplanned but addressable impact of higher distribution and fulfillment expenses stemming from incremental shipping and processing costs, partially offset by decreases in supply chain and cotton costs. The increases in distribution costs were driven by higher e-commerce volumes than anticipated, which resulted in higher compensation expense to fulfill orders as we incurred significant overtime premiums to process orders, increased wage rates to retain talent and added incentives to attract new associates. In addition, we also increased the utilization of our third-party fulfillment partner which operates at higher rates. We also experienced an outsized increase in the number of packages shipped due to decreases in average order size, given the significant macroeconomic pressures our customers continue to face, and a highly promotional retail environment, which resulted in increased freight costs and deleveraging of freight expense. In addition to the distribution costs, our margin rate was negatively impacted by the growth of our wholesale business, which operates at a lower gross margin but also operates at a lower SG&A and is accretive to our operating margin.
Operating income decreased $12.8 million to $45.0 million during the Third Quarter 2023 compared to $57.8 million during the Third Quarter 2022. Operating income deleveraged 200 basis points to 9.4% of net sales.
Net income decreased $4.4 million to $38.5 million, or $3.05 per diluted share, during the Third Quarter 2023 compared to $42.9 million, or $3.26 per diluted share, during the Third Quarter 2022, due to the factors discussed above.
While we continue to face a challenging macroeconomic environment, including increases in the cost of goods and services necessary to produce, import, and distribute our products, we continue to focus on our key strategic growth initiatives – superior product, digital transformation, alternative channels of distribution, and fleet optimization.
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
We continue to evaluate our store fleet through our fleet optimization initiative. We have closed 608 stores, including five stores closed during the Third Quarter 2023, since the announcement of our fleet optimization initiative in 2013. We now plan to close an additional 64 stores during the fourth quarter of 2023, bringing our total closures for Fiscal 2023 to 86 stores, which will leave us with approximately 530 stores entering fiscal 2024. With over 75% of our store fleet coming up for lease action in the next 24 months, we continue to maintain meaningful financial flexibility in our lease portfolio. The average unexpired lease term for our stores is approximately 1.2 years in the United States, Puerto Rico, and Canada.
In November 2021, our Board of Directors authorized a $250.0 million share repurchase program (the “Share Repurchase Program”). Currently, pursuant to the Waiver Agreement described above, we are temporarily restricted from repurchasing any shares. As of October 28, 2023, there was $157.3 million remaining availability under the Share Repurchase Program.

We have subsidiaries whose operating results are based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars. The table below summarizes the average translation rates that most significantly impact our operating results:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Average Translation Rates (1)
Canadian dollar	0.7374	0.7525	0.7418	0.7731
Hong Kong dollar	0.1278	0.1274	0.1276	0.1276
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
The following table sets forth, for the periods indicated, selected data from our Statements of Operations expressed as a percentage of Net sales. We primarily evaluate the results of our operations as a percentage of Net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of Net sales (i.e., “basis points”). For example, SG&A increased 90 basis points to 21.8% of Net sales during the Third Quarter 2023 from 20.9% during the Third Quarter 2022. Accordingly, to the extent that our sales have increased at a faster rate than our costs (i.e., “leveraging”), the more efficiently we have utilized the investments we have made in our business. Conversely, if our sales decrease or if our costs grow at a faster pace than our sales (i.e., “deleveraging”), we have less efficiently utilized the investments we have made in our business.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization)	66.3	65.2	69.8	65.3
Gross profit	33.7	34.8	30.2	34.7
Selling, general, and administrative expenses	21.8	20.9	28.7	26.4
Depreciation and amortization	2.4	2.4	3.1	3.1
Asset impairment charges	0.1	—	0.3	0.1
Operating income (loss)	9.4	11.4	(1.9)	5.1
Interest expense, net	(1.7)	(0.8)	(1.9)	(0.7)
Income (loss) before provision (benefit) for income taxes	7.7	10.6	(3.8)	4.4
Provision (benefit) for income taxes	(0.3)	2.2	(1.6)	0.5
Net income (loss)	8.0%	8.4%	(2.2)%	3.9%
Number of Company stores, end of period	591	658	591	658

The following table sets forth net sales by segment, for the periods indicated:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
	(in thousands)
Net sales:
The Children’s Place U.S.	$441,865	$457,508	$1,048,568	$1,126,692
The Children’s Place International	38,369	51,612	98,906	125,663
Total net sales	$480,234	$509,120	$1,147,474	$1,252,355
Third Quarter 2023 Compared to Third Quarter 2022
Net sales decreased $28.9 million or 5.7%, to $480.2 million during the Third Quarter 2023 from $509.1 million during the Third Quarter 2022, primarily due to the impact of the continued slowdown in consumer demand resulting from the unprecedented inflation impacting our customer, and from other domestic and geo-political concerns weighing on consumer confidence, an increase in promotional activity across the sector, and the impact of permanent store closures, partially offset by an increase in wholesale revenue. Comparable retail sales decreased 7.3% for the quarter.
The Children’s Place U.S. net sales decreased $15.6 million or 3.4%, to $441.9 million in the Third Quarter 2023, compared to $457.5 million in the Third Quarter 2022. This decrease was primarily due to the impact of the continued slowdown in consumer demand resulting from the unprecedented inflation impacting our customer, and from other domestic and geo-political concerns weighing on consumer confidence, an increase in promotional activity across the sector, and the impact of permanent store closures, partially offset by an increase in wholesale revenue.

The Children’s Place International net sales decreased $13.2 million or 25.7%, to $38.4 million in the Third Quarter 2023, compared to $51.6 million in the Third Quarter 2022. This decrease was primarily due to the impact of the continued slowdown in consumer demand resulting from the unprecedented inflation impacting our customer, and from geo-political concerns weighing on consumer confidence, and an increase in promotional activity across the sector.
Total e-commerce sales, which include postage and handling, were 57.0% of net retail sales and 50.0% of net sales during the Third Quarter 2023, compared to 50.2% and 46.0%, respectively, during the Third Quarter 2022.
Gross profit decreased $14.8 million to $162.1 million in the Third Quarter 2023, compared to $176.9 million in the Third Quarter 2022. Gross margin deleveraged 110 basis points to 33.7% of net sales in the Third Quarter 2023. The 110 basis point decrease reflects the largely unplanned but addressable impact of higher distribution and fulfillment expenses stemming from incremental shipping and processing costs, partially offset by decreases in supply chain and cotton costs. The increases in distribution costs were driven by higher e-commerce volumes than anticipated, which resulted in higher compensation expense to fulfill orders as we incurred significant overtime premiums to process orders, increased wage rates to retain talent and added incentives to attract new associates. In addition, we also increased the utilization of our third-party fulfillment partner which operates at higher rates. We also experienced an outsized increase in the number of packages shipped due to decreases in average order size, given the significant macro pressures our customers continue to face, and a highly promotional retail environment, which resulted in increased freight costs and deleveraging of freight expense. In addition to the distribution costs, our margin rate was negatively impacted by the growth of our wholesale business, which operates at a lower gross margin but also operates at a lower SG&A and is accretive to our operating margin.
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
Selling, general, and administrative expenses decreased $1.8 million to $104.8 million during the Third Quarter 2023 from $106.6 million during the Third Quarter 2022. SG&A deleveraged 90 basis points to 21.8% of net sales in the Third Quarter 2023. The Third Quarter 2023 results included incremental operating expenses, including restructuring costs of $0.8 million, credit agreement amendment costs of $0.8 million, and fleet optimization costs of $0.4 million. The Third Quarter 2022 results included incremental operating expenses, including restructuring costs of $1.0 million, fleet optimization costs of $0.2 million, and professional and consulting fees of $0.1 million. Excluding the impact of these incremental charges, SG&A deleveraged 70 basis points to 21.4% of net sales, primarily as a result of the deleverage of fixed expenses resulting from the decline in net sales and higher planned marketing spend, partially offset by permanent reductions in store expenses and home office payroll, and adjustments to variable profitability-based equity compensation, amounting to a benefit of $4.8 million in the Third Quarter 2023, compared to an expense of $4.9 million in the Third Quarter 2022.
Depreciation and amortization was $11.7 million during the Third Quarter 2023, compared to $12.5 million during the Third Quarter 2022. The decrease was primarily driven by reduced depreciation of capitalized software and the permanent closure of 67 stores during the past twelve months, partially offset by the accelerated depreciation related to the voluntary early termination of the corporate office lease.
Asset impairment charges were $0.6 million during the Third Quarter 2023, inclusive of ROU assets. These charges were related to underperforming stores identified in our ongoing store portfolio evaluation primarily as a result of decreased net sales and cash flow projections. No impairment charge was recorded in the Third Quarter 2022.
Operating income decreased $12.8 million to $45.0 million during the Third Quarter 2023, compared to $57.8 million during the Third Quarter 2022. Operating income deleveraged 200 basis points to 9.4% of net sales in the Third Quarter 2023. The Third Quarter 2023 results included incremental operating expenses of $2.9 million, as described above, and included all asset impairment charges recorded, compared to $1.3 million in the Third Quarter 2022. Excluding the impact of these incremental charges, operating income deleveraged 160 basis points to 10.0% of net sales.
Net interest expense was $7.9 million during the Third Quarter 2023, compared to $3.8 million during the Third Quarter 2022. The increase in interest expense was driven by higher borrowings and higher average interest rates associated with the our revolving credit facility and term loan due to continued market-based rate increases.
Provision (benefit) for income taxes was a benefit of $(1.5) million during the Third Quarter 2023, compared to a provision of $11.2 million during the Third Quarter 2022. Our effective tax rate was a benefit of (3.9)% and a provision of 20.7% in the Third Quarter 2023 and Third Quarter 2022, respectively. The change in our effective tax rate and income tax benefit for the Third Quarter 2023 compared to the Third Quarter 2022 was primarily driven by the utilization of the discrete tax provision methodology discussed in “Note 12. Income Taxes” to the accompanying consolidated financial statements, and the impact of certain non-deductible executive compensation.

Net income decreased $4.4 million to $38.5 million, or $3.05 per diluted share during the Third Quarter 2023, compared to $42.9 million, or $3.26 per diluted share during the Third Quarter 2022, due to the factors discussed above.
Year-To-Date 2023 Compared to Year-To-Date 2022
Net sales decreased $104.9 million or 8.4%, to $1.147 billion during Year-To-Date 2023 from $1.252 billion during Year-To-Date 2022, primarily due to the impact of a slowdown in consumer demand resulting from the unprecedented inflation impacting our customer, and from other domestic and geo-political concerns weighing on consumer confidence, an increase in promotional activity across the sector, and the impact of permanent store closures, partially offset by an increase in wholesale revenue. Comparable retail sales decreased 8.1% during Year-To-Date 2023.
The Children’s Place U.S. net sales decreased $78.1 million or 6.9%, to $1.049 billion during Year-To-Date 2023, compared to $1.127 billion during Year-To-Date 2022. This decrease was primarily due to the impact of a slowdown in consumer demand resulting from the unprecedented inflation impacting our customer, and from other domestic and geo-political concerns weighing on consumer confidence, an increase in promotional activity across the sector, and the impact of permanent store closures, partially offset by an increase in wholesale revenue.
The Children’s Place International net sales decreased $26.8 million or 21.3%, to $98.9 million during Year-To-Date 2023, compared to $125.7 million during Year-To-Date 2022. This decrease was primarily due to the impact of a slowdown in consumer demand resulting from the unprecedented inflation impacting our customer, and from geo-political concerns weighing on consumer confidence, and an increase in promotional activity across the sector.
Total e-commerce sales, which include postage and handling, were 52.1% of net retail sales and 46.2% of net sales during Year-To-Date 2023, compared to 47.5% and 44.0%, respectively, during Year-To-Date 2022.
Gross profit decreased $88.0 million to $346.4 million during Year-To-Date 2023, compared to $434.4 million during Year-To-Date 2022. Gross margin deleveraged 450 basis points to 30.2% of net sales during Year-To-Date 2023. The Year-To-Date 2022 results included a net credit of $0.6 million primarily related to the write-off of the lease liability and related right-of-use of a closed store. Excluding the impact of these charges, gross margin deleveraged 440 basis points to 30.2% of net sales. The decrease was primarily the result of lower merchandise margins due to the accelerated liquidation of seasonal inventory, the impact of a significantly larger wholesale business which operates at a lower gross margin rate but is accretive to operating margin, higher input and supply chain costs, higher than planned distribution and fulfillment costs, and the deleverage of fixed expenses resulting from the decline in net sales.
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
Selling, general, and administrative expenses decreased $0.7 million to $329.8 million during Year-To-Date 2023 from $330.5 million during Year-To-Date 2022. SG&A deleveraged 230 basis points to 28.7% of net sales during Year-To-Date 2023. The Year-To-Date 2023 results included incremental operating expenses, including restructuring costs of $10.7 million, contract termination fees of $3.0 million, fleet optimization costs of $1.5 million, and credit agreement amendment costs of $0.8 million. The Year-To-Date 2022 results included incremental operating expenses, including restructuring costs of $1.2 million, fleet optimization costs of $1.0 million, professional and consulting fees of $0.7 million, and a provision for foreign settlement of $0.4 million. Excluding the impact of these incremental charges, SG&A deleveraged 120 basis points to 27.3% of net sales, primarily as a result of the deleverage of fixed expenses resulting from the decline in net sales and higher planned marketing spending, partially offset by permanent reductions in store expenses and home office payroll, and adjustments to variable profitability-based equity compensation, amounting to a benefit of $6.4 million during Year-To-Date 2023, compared to an expense of $17.9 million during Year-To-Date 2022.
Depreciation and amortization was $35.5 million during Year-To-Date 2023, compared to $39.3 million during Year-To-Date 2022. The decrease was primarily driven by reduced depreciation of capitalized software and the permanent closure of 67 stores during the past twelve months, partially offset by the accelerated depreciation related to the voluntary early termination of the corporate office lease.
Asset impairment charges were $3.1 million during Year-To-Date 2023, inclusive of ROU assets. Asset impairment charges were $1.4 million during Year-To-Date 2022, inclusive of ROU assets.
Operating income (loss) decreased $85.3 million to a loss of $(22.0) million during Year-To-Date 2023 from income of $63.3 million during Year-To-Date 2022. Operating margin deleveraged 700 basis points to (1.9)% of net sales during Year-To-Date 2023. The Year-To-Date 2023 results included incremental operating expenses of $20.4 million, compared to $4.8 million during Year-To-Date 2022. Excluding the impact of these incremental charges, operating margin deleveraged 550 basis points to (0.1)% of net sales.

Net interest expense was $21.5 million during Year-To-Date 2023, compared to $8.1 million during Year-To-Date 2022. The increase was primarily driven by higher borrowings and higher average interest rates associated with our revolving credit facility and term loan due to continued market-based rate increases.
Provision (benefit) for income taxes was a benefit of $(17.8) million during Year-To-Date 2023 compared to a provision of $5.8 million during Year-To-Date 2022. Our effective tax rate was a benefit of (40.9)% and a provision of 10.5% during Year-To-Date 2023 and Year-To-Date 2022, respectively. The change in our effective tax rate and income tax benefit for Year-To-Date 2023 was primarily driven by the Year-To-Date 2023 pretax loss as compared to pretax income for Year-To-Date 2022, jurisdictional earnings mix, the impact of certain non-deductible executive compensation, and the release of a reserve in the first quarter of Fiscal 2022 of $6.4 million for unrecognized tax benefits as a result of a settlement with a taxing authority which was nonrecurring, in addition to the utilization of the discrete tax provision methodology discussed in “Note 12. Income Taxes” to the accompanying consolidated financial statements.
Net income (loss) decreased $75.1 million to a loss of $(25.7) million, or $(2.06) per diluted share during Year-To-Date 2023, compared to income of $49.4 million, or $3.68 per diluted share during Year-To-Date 2022, due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our working capital needs typically follow a seasonal pattern, peaking during the third fiscal quarter based on seasonal inventory purchases. Currently, our primary uses of cash are for working capital requirements, which are principally inventory purchases, the payment of interest expense on our revolving credit facility and term loan, and the financing of capital projects.
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
As previously disclosed in our Form 8-K dated October 30, 2023, we became aware of an inadvertent calculation error contained in the June, July and August 2023 borrowing base certificates provided to the lenders under our Credit Agreement, all of which have since been remedied. While the lenders determined the calculation error resulted in certain technical defaults under the Credit Agreement (including us not being in compliance with certain debt covenants), we and the lenders entered into a Waiver and Amendment Agreement (the “Waiver Agreement”) on October 24, 2023, pursuant to which the lenders waived all of the defaults and we agreed to certain temporary enhanced reporting requirements and temporary restrictions on certain payments. These enhanced reporting requirements and restrictions will cease once we achieve certain excess availability thresholds. At no time prior to or following entering into the Waiver Agreement were we prevented from borrowing under the Credit Agreement in the ordinary course.
Our working capital deficit increased $89.5 million to $108.4 million at October 28, 2023, compared to $18.9 million at October 29, 2022, primarily reflecting a decrease in our inventory balance from the accelerated liquidation of seasonal inventory and cash on hand, and an increase in borrowings on our ABL Credit Facility, partially offset by a decrease in our accounts payable balance.
At October 28, 2023, we had $358.7 million of outstanding borrowings under our $445.0 million ABL Credit Facility and we had total liquidity of $42.1 million, including $28.6 million of availability under our ABL Credit Facility (after factoring in our excess availability threshold, as defined below), and $13.5 million of cash on hand. In addition, at October 28, 2023, we had $7.4 million of outstanding letters of credit with an additional $42.6 million available for issuing letters of credit under our ABL Credit Facility.
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
For the Third Quarter 2023 and Year-To-Date 2023, we recognized $7.2 million and $18.0 million, respectively, in interest expense related to the ABL Credit Facility. For the Third Quarter 2022 and Year-To-Date 2022, we recognized $3.0 million and $6.9 million, respectively, in interest expense related to the ABL Credit Facility.
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
The ABL Credit Facility contains covenants, which include conditions on stock buybacks and the payment of cash dividends or similar payments, and a fixed-charge coverage ratio covenant, which only becomes effective in the event that borrowings and other uses of credit exceed the maximum borrowing availability (as reflected in the table below), based on our ability to maintain a certain amount of excess availability for borrowings (the “excess availability threshold”). These covenants also limit our ability to incur certain liens, to incur certain indebtedness, to make certain investments, acquisitions, or dispositions or to change the nature of our business.
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

The table below presents the components of our ABL Credit Facility:

	October 28, 2023	January 28, 2023	October 29, 2022
	(in millions)
Total borrowing base availability, net of the excess availability threshold, as applicable	$394.7	$363.8	$463.9
Credit facility maximum, net of the excess availability threshold, as applicable	400.5	315.0	350.0
Maximum borrowing availability (1)	394.7	315.0	350.0

Outstanding borrowings	358.7	287.0	265.0
Letters of credit outstanding—standby	7.4	7.4	7.4
Utilization of credit facility at end of period	366.1	294.4	272.4

Availability (2)	$28.6	$20.6	$77.6

Interest rate at end of period	8.0%	5.9%	4.8%

	Year-To-Date 2023	Fiscal 2022	Year-To-Date 2022
	(in millions)
Average end of day loan balance during the period	$327.6	$274.9	$273.1
Highest end of day loan balance during the period	$379.4	$297.7	$297.6

Average interest rate	7.0%	3.7%	3.0%
____________________________________________
(1)Lower of the credit facility maximum and the total borrowing base availability, both net of the excess availability threshold.
(2)The sub-limit availability for the letters of credit was $42.6 million at October 28, 2023, January 28, 2023, and October 29, 2022.
The Term Loan bears interest, payable monthly, at (a) the SOFR per annum plus 2.750% for any portion that is a SOFR loan, or (b) the base rate per annum plus 2.000% for any portion that is a base rate loan. The Term Loan is pre-payable at any time without penalty, and does not require amortization. For the Third Quarter 2023 and Year-To-Date 2023, we recognized $0.4 million, and $2.4 million, respectively, in interest expense related to the Term Loan. For the Third Quarter 2022 and Year-To-Date 2022, we recognized $0.6 million, and $1.5 million, respectively, in interest expense related to the Term Loan.
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
Both the ABL Credit Facility and the Term Loan contain customary events of default, which include (subject in certain cases to customary grace and cure periods) nonpayment of principal or interest, breach of covenants, failure to pay certain other indebtedness, and certain events of bankruptcy, insolvency or reorganization. As of October 28, 2023, unamortized deferred financing costs amounted to $2.4 million, of which $2.2 million related to our ABL Credit Facility.
Cash Flows and Capital Expenditures
Cash used in operating activities was $42.6 million during Year-To-Date 2023, compared to $17.0 million during Year-To-Date 2022. Cash used in operating activities during Year-To-Date 2023 was primarily the result of a lower inventory balance and losses incurred during the period, partially offset by other planned changes in working capital. Cash used in operating activities during Year-To-Date 2022 was primarily the result of the timing of inventory receipts as a result of global supply chain disruptions, partially offset by earnings generated during the period, the receipt of a net income tax refund of $15.7 million, as well as other planned changes in working capital.
Cash used in investing activities was $24.5 million during Year-To-Date 2023, compared to $31.6 million during Year-To-Date 2022, primarily driven by the timing of capital expenditures.

Cash provided by financing activities was $64.0 million during Year-To-Date 2023, compared to $14.0 million during Year-To-Date 2022. The increase primarily resulted from net borrowings under our ABL Credit Facility, offset by lower repurchases of our common stock during Year-To-Date 2023 compared to Year-To-Date 2022.
We anticipate total capital expenditures to be in the range of $25 million to $30 million in Fiscal 2023, primarily to support our distribution center expansion, digital initiatives, and enhancement of our fulfillment capabilities, compared to $45.6 million in Fiscal 2022. Our ability to continue to meet our capital requirements in Fiscal 2023 depends on our cash on hand, our ability to generate cash flows from operations, and available borrowings under our ABL Credit Facility. Cash flows generated from operations depends on our ability to achieve our financial plans. We believe that our existing cash on hand, cash generated from operations, and funds available to us through our ABL Credit Facility will be sufficient to fund our capital and other cash requirements for the foreseeable future.

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
Interest Rates
Our ABL Credit Facility bears interest at a floating rate equal to the prime rate or SOFR, plus a calculated spread based on our average daily excess availability under the facility. As of October 28, 2023, we had $358.7 million in borrowings under our ABL Credit Facility. A 10% change in the prime rate or SOFR would not have had a material impact on our interest expense.
Our Term Loan bears interest, payable monthly, at (a) the SOFR per annum plus 2.75% for any portion that is a SOFR loan, or (b) the base rate per annum plus 2.00% for any portion that is a base rate loan. As of October 28, 2023, the outstanding balance of the Term Loan was $50.0 million. A 10% change in the SOFR would not have had a material impact on our interest expense.
Assets and Liabilities of Foreign Subsidiaries
Assets and liabilities outside the United States are primarily located in Canada and Hong Kong, where our investments in our subsidiaries are considered long-term. As of October 28, 2023, net assets in Canada and Hong Kong amounted to $26.6 million. A 10% increase or decrease in the Canadian and Hong Kong foreign currency exchange rates would increase or decrease the corresponding net investment by $2.7 million. All changes in the net investments in our foreign subsidiaries are recorded in other comprehensive income (loss).
As of October 28, 2023, we had $6.1 million of our cash and cash equivalents held in foreign subsidiaries, of which $2.0 million was in India, $1.8 million was in China, $1.6 million was in Hong Kong, $0.6 million was in Canada, and $0.1 million was held in other foreign countries.
Foreign Operations
We have exchange rate exposure primarily with respect to certain revenues and expenses denominated in Canadian dollars. As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses. Assuming a 10% change in foreign currency exchange rates, the Third Quarter 2023 net sales would have decreased or increased by approximately $8.9 million, and total costs and expenses would have decreased or increased by approximately $11.1 million. Additionally, we have foreign currency denominated receivables and payables that, when settled, result in transaction gains or losses. A 10% change in foreign currency exchange rates would not result in a significant transaction gain or loss in earnings.
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
Management, including our Chief Executive Officer and President, and our Chief Operating Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of October 28, 2023.
Based on that evaluation, our Chief Executive Officer and President, and our Chief Operating Officer and Chief Financial Officer concluded that, because of a material weakness in the Company’s internal control over financial reporting as described below, our disclosure controls and procedures were not effective, as of October 28, 2023, to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive, principal accounting, and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Material Weakness in Internal Control
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
During the quarter ended October 28, 2023, we identified a material weakness in the operation of our internal control related to the review of the borrowing base calculation provided to the Lenders under our ABL Credit Facility, resulting in certain technical defaults for which we obtained a waiver.
The material weakness identified above did not result in any material misstatements in our financial statements or disclosures, and there were no changes to previously issued financial results.
Remediation Plan
Our management and Board of Directors are committed to maintaining a strong internal control environment. In response to the identified material weakness above, management, with oversight of the Audit Committee of our Board of Directors, took actions that are designed to remediate the material weakness in internal control over financial reporting and enhance our control environment. These actions include implementing additional review procedures over the accuracy of the borrowing base calculation, in consideration of any recent amendments to the agreement. Management continues to remediate this material weakness and we expect the actions taken will allow us to fully remediate the material weakness during the fourth quarter.
Changes in Internal Control over Financial Reporting
Except for the items referred to above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended October 28, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
In November 2021, our Board of Directors authorized a $250.0 million share repurchase program (the “Share Repurchase Program”). Under this program, we may repurchase shares on the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, and other market and business conditions. We may suspend or discontinue the program at any time and may thereafter reinstitute purchases, all without prior announcement. Pursuant to the Waiver Agreement described above, we are temporarily restricted from repurchasing any shares. As of October 28, 2023, there was $157.3 million remaining availability under the Share Repurchase Program.
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
The following table provides a month-by-month summary of our share repurchase activity during the Third Quarter 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs
7/30/23-8/26/23 (1)	3,597	$28.61	2,064	$157,333
8/27/23-9/30/23	—	—	—	157,333
10/1/23-10/28/23	—	—	—	157,333
Total	3,597	$28.61	2,064	$157,333
____________________________________________
(1)Includes 1,533 shares acquired as treasury stock as directed by participants in the deferred compensation plan and 2,064 shares withheld to cover taxes in conjunction with the vesting of stock awards.

ITEM 6.    EXHIBITS.
The following exhibits are filed with this Quarterly Report on Form 10-Q:

3.1	Seventh Amended and Restated Bylaws of The Children’s Place, Inc. filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on November 14, 2023 is incorporated by reference herein.

10.4(+)
Waiver and Amendment Agreement to the Credit Agreement, dated as of October 24, 2023, among the Company, the Borrowers identified on Schedule I thereto, the Guarantors identified on Schedule II thereto, the Lenders and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, L/C Issuer, Swing Line Lender and Term Agent.

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

THE CHILDREN’S PLACE, INC.

Date:	December 4, 2023	By:	/S/ Jane T. Elfers
Jane T. Elfers
Chief Executive Officer and President
(Principal Executive Officer)

Date:	December 4, 2023	By:	/S/ Sheamus Toal
Sheamus Toal
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)