Form 10-K
period 2024-02-03
Childrens Place, Inc.
filed 2024-05-06
CIK 1041859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fifty-three weeks ended February 3, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates was $366,621,788 at the close of business on July 29, 2023 (the last business day of the registrant’s fiscal 2023 second fiscal quarter) based on the closing price of the common stock as reported on the Nasdaq Global Select Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common Stock, par value $0.10 per share, outstanding at April 29, 2024: 12,685,290.
Documents incorporated by reference: Portions of The Children’s Place, Inc. definitive proxy statement for its annual meeting of stockholders to be held on May 22, 2024 are incorporated by reference into Part III.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K
FOR THE FIFTY-THREE WEEKS ENDED FEBRUARY 3, 2024

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
The Business section and other parts of this Annual Report on Form 10-K may contain certain forward-looking statements regarding future circumstances. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “anticipates”, “believes”, “estimates”, “expects”, “intends”, “plans”, “predicts”, and similar terms. These forward-looking statements are based upon current expectations and assumptions of The Children’s Place, Inc. and its subsidiaries (the “Company”) and are subject to various risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements including, but not limited to, those discussed in the subsection entitled “Risk Factors” under Part I, Item 1A of this Annual Report on Form 10-K. Actual results, events, and performance may differ significantly from the results discussed in the forward-looking statements. Readers of this Annual Report on Form 10-K are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The inclusion of any statement in this Annual Report on Form 10-K does not constitute an admission by the Company or any other person that the events or circumstances described in such statement are material.
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
•Fiscal 2023 — The fifty-three weeks ended February 3, 2024
•Fiscal 2022 — The fifty-two weeks ended January 28, 2023
•Fiscal 2021 — The fifty-two weeks ended January 29, 2022
•Fiscal 2024 — Our next fiscal year representing the fifty-two weeks ending February 1, 2025
•SEC — U.S. Securities and Exchange Commission
•U.S. GAAP — Generally Accepted Accounting Principles in the United States
•FASB — Financial Accounting Standards Board
•FASB ASC — FASB Accounting Standards Codification, which serves as the source for authoritative U.S. GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative U.S. GAAP for SEC registrants
•Comparable Retail Sales — Net sales, in constant currency, from stores that have been open for at least 14 consecutive months and from our e-commerce store, excluding postage and handling fees. Store closures in the current fiscal year will be excluded from Comparable Retail Sales beginning in the fiscal quarter in which the store closes. A store that is closed for a substantial remodel, relocation, or material change in size will be excluded from Comparable Retail Sales for at least 14 months beginning in the fiscal quarter in which the closure occurred. However, stores that temporarily close will be excluded from Comparable Retail Sales until the store is re-opened for a full fiscal month

General
The Children’s Place, Inc. and its subsidiaries operate an omni-channel children’s specialty portfolio of brands with an industry-leading digital-first operating model. Our global retail and wholesale network includes two digital storefronts, more than 500 stores in North America, wholesale marketplaces and distribution in 16 countries through six international franchise partners. We design, contract to manufacture, and sell fashionable, high-quality apparel, accessories and footwear predominantly at value prices, primarily under our proprietary brands: “The Children’s Place”, “Gymboree”, “Sugar & Jade”, and “PJ Place”. Our physical stores offer a friendly and convenient shopping environment, segmented into departments that serve the wardrobe needs of girls and boys (sizes 4-18), toddler girls and boys (sizes 6 months-5T), and baby (sizes 0-24 months). Our merchandise is also available online at www.childrensplace.com and www.gymboree.com. Our customers are able to shop online for the same merchandise available in our physical stores, in addition to certain merchandise which is exclusive to our e-commerce sites.
The Children’s Place was founded in 1969. The Company became publicly traded on the Nasdaq Global Select Market in 1997. As of February 3, 2024, we operated 523 stores throughout North America, as well as our online stores. During Fiscal 2023, we closed 90 stores, compared to 59 store closures in Fiscal 2022. We did not open any new stores in Fiscal 2023 or Fiscal 2022.
Jane Elfers, our President and Chief Executive Officer, established several key strategic initiatives:
1.Superior Product - Product is our number one priority. We are focused on providing the right product, in the right channels of distribution, at the right time. We offer a full line of apparel, footwear and accessories so busy moms can quickly and easily put together head-to-toe outfits. Our design, merchandising, sourcing, and planning teams strive to ensure that our product is trend right, while at the same time balancing fashion and fashion basics with more frequent, wear-now deliveries. We reintroduced the Gymboree brand in February 2020 on an enhanced Gymboree website and in certain co-branded locations in Company stores in the U.S. and Canada. We also launched the Sugar & Jade brand in November 2021 which is targeted at the girls’ “tween” market and is offered exclusively online, and launched the PJ Place brand in October 2022, which is a sleepwear lifestyle brand targeted towards Millennial and Gen Z customers, and is offered exclusively online.
2.Digital Transformation - The transformation of our digital capabilities continues to expand with the development of completely redesigned responsive sites and mobile applications, providing an online shopping experience geared toward the needs of our “on-the-go” customers, expanded customer personalization, which delivers unique, relevant content designed to drive sales, loyalty and retention, and the ability to have our entire store fleet equipped with ship-from-store capabilities. Also, in response to increased digital demand, the Company has continued to increase the utilization of its third-party logistics provider to further support both our U.S. and Canadian e-commerce operations.
3.Alternative Channels of Distribution - We have 225 international points of distribution (stores, shop-in-shops, e-commerce sites) with six partners operating in 16 countries. We generate revenues from our franchisees from the sale of products and sales royalties. Our wholesale business includes our relationship with Amazon, which we strengthened in Fiscal 2022 and Fiscal 2023, and is a key focus area in our wholesale distribution growth strategy. Amazon is an important customer acquisition vehicle and continues to represent a significant growth opportunity in Fiscal 2024 and beyond.
4.Fleet Optimization - As a result of the heightened demand for online purchasing, including due to the COVID-19 pandemic, in Fiscal 2020 we accelerated our planned store closures under our 2013 fleet optimization initiative. We closed 405 stores over the past four fiscal years, bringing the total closed stores to 676 since the announcement of the original fleet optimization initiative in 2013.
In addition to the above discussed key strategic initiatives, we have continued our marketing transformation which is designed to better position us to maximize our interactions with our younger, digitally savvy core millennial and Gen Z customers, and to support top-line opportunity by increasing new customer acquisition, increasing customer retention and loyalty, and significantly increasing customer lifetime value by supporting our three brand launches. Our marketing transformation includes strategic investments across key areas of the marketing organization: our teams – both internal and external, our research and processes, and implementation of new, state-of-the-art, marketing tools and systems. We are confident in our ability to conceptualize, build, deploy and optimize fully integrated creative marketing strategies paired with a robust media mix, aimed to reach, inspire and convert our shoppers at every stage of their purchase journey with The Children’s Place family of brands, comprised of “The Children’s Place”, “Gymboree”, “Sugar & Jade”, and “PJ Place” (“Family of Brands”), and are positioning marketing as a key growth lever in Fiscal 2024 and beyond.

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
Segment Reporting
In accordance with FASB ASC 280—Segment Reporting, we report segment data based on geography: The Children’s Place U.S. and The Children’s Place International. Each segment includes an e-commerce business located at www.childrensplace.com and www.gymboree.com. Included in The Children’s Place U.S. segment are our U.S. and Puerto Rico-based stores and revenue from our U.S.-based wholesale business. Included in The Children’s Place International segment are our Canadian-based stores, revenue from our Canadian-based wholesale business, as well as revenue from international franchisees. We measure our segment profitability based on operating income, defined as income before interest and taxes. Net sales and direct costs are recorded by each segment. Certain inventory procurement functions such as production and design, as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services, are managed by The Children’s Place U.S. segment. Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales. The assets related to these functions are not allocated. We periodically review these allocations and adjust them based upon changes in business circumstances. Net sales to external customers are derived from merchandise sales, and we have no customers that individually account for more than 10% of our net sales. The following tables show, by segment, our net sales, operating income (loss), and operating income (loss) as a percentage of net sales for the past three fiscal years and total assets as of February 3, 2024 and January 28, 2023:

	Fiscal Years Ended
	February 3, 2024	January 28, 2023	January 29, 2022
	(in thousands)
Net sales:
The Children’s Place U.S.	$1,457,352	$1,533,934	$1,723,887
The Children’s Place International	145,156	174,548	191,477
Total net sales	$1,602,508	$1,708,482	$1,915,364

	Fiscal Years Ended
	February 3, 2024	January 28, 2023	January 29, 2022
	(in thousands)
Operating income (loss):
The Children’s Place U.S.	$(86,482)	$(8,781)	$253,419
The Children’s Place International	2,684	7,251	22,229
Total operating income (loss)	$(83,798)	$(1,530)	$275,648

Operating income (loss) as a percentage of net sales:
The Children’s Place U.S.	(5.9)%	(0.6)%	14.7%
The Children’s Place International	1.8%	4.2%	11.6%
Total operating income (loss) as a percentage of net sales	(5.2)%	(0.1)%	14.4%

	February 3, 2024	January 28, 2023
	(in thousands)
Total assets:
The Children’s Place U.S.	$758,003	$922,120
The Children’s Place International	42,305	64,161
Total assets	$800,308	$986,281
See “Note 17. Segment Information” of the Consolidated Financial Statements, “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for further segment financial data.
All foreign net sales are in The Children’s Place International segment, while certain foreign expenses related to our buying operations are allocated between the two segments.
Key Capabilities
Our objective is to sell fashionable, high-quality apparel, accessories and footwear predominately at value prices across our Family of Brands. Our merchandise assortment offers one stop shopping across apparel, footwear, and accessories.
Merchandising Strategy
Our merchandising strategy delivers a compelling and coordinated assortment of apparel, footwear, and accessories that encourage the purchase of head-to-toe outfits. We merchandise our deliveries by season and flow new product monthly.
High Quality and Value
We believe that offering high-quality apparel, accessories and footwear predominantly at value prices across our Family of Brands is a competitive advantage.
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
•Utilizing our MyPLACE Loyalty Rewards program and private label credit card to drive customer engagement and retention; and
•Optimizing our fully integrated creative marketing strategies paired with a robust media mix, aimed to reach, inspire and convert our shoppers at every stage of their purchase journey with our Family of Brands.

Low-Cost Global Sourcing
We design, source, and contract to manufacture the substantial majority of the Company’s branded products. We believe that this is essential to assuring the consistency and quality of our merchandise, as well as our ability to deliver value to our customers. We have strong multi-year relationships with the substantial majority of our vendors. Through these relationships and our extensive knowledge of low cost sourcing on a global scale, we are able to offer our customers high-quality products at predominantly value prices. We maintain a network of sourcing offices globally in order to manage our vendors efficiently and respond to changing business needs effectively. Our sourcing offices in Hong Kong, Shanghai, Indonesia, Ethiopia, India, Kenya, and Bangladesh, and our presence in Asia and Africa and other areas in which we source products, give us access to a wide range of vendors and allow us to work to maintain or reduce our merchandise costs by capitalizing on new sourcing opportunities while maintaining our high standard for product quality.
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
Production, Quality Assurance, and Responsible Sourcing
During Fiscal 2023, we engaged independent contract vendors located primarily in Asia and Africa. We continue to pursue global sourcing opportunities to support our inventory needs and seek to reduce merchandise costs. We contract for the manufacture of the substantial majority of the products we sell. We do not own or operate any manufacturing facilities.
During Fiscal 2023, we sourced all of our merchandise directly without the use of third-party commissioned buying agents for our branded product. We source from a diversified network of vendors, purchasing primarily from Vietnam, Bangladesh, Ethiopia, Cambodia, Kenya, India, and China. Vietnam and Bangladesh accounted for more than 15% of our production.
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
Environmental, Social & Governance
We published our latest Environment, Social & Governance (“ESG”) Report on July 27, 2023, which is available at http://corporate.childrensplace.com under the ESG tab. This ESG Report includes 26 public goals across our global operations, aligned with Sustainability Accounting Standards Board (“SASB”) guidelines for apparel, accessories & footwear, Global Reporting Initiative core standards (“GRI”), the Task Force on Climate-Related Financial Disclosures (“TCFD”), and United Nations Sustainable Development Goals.

In recognition of the increasing importance to our shareholders and other stakeholders of enhanced board oversight of ESG topics, in Fiscal 2021, two of the three committees of our board of directors (the “Board of Directors”) were renamed and all three committees had their charters amended, as each committee was reassigned certain oversight responsibilities for ESG topics, including human capital management and diversity, equity, and inclusion (“DE&I”) matters.
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
•Incorporate more responsibly sourced materials in our products and packaging to have a more positive impact on the environments affected by our business;
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
In terms of social initiatives, our commitment to positive social practices includes our responsible sourcing activities in our global supply chain, where we partner with our third-party vendors and factories, NGOs and others in supporting workers’ health, safety and well-being. We monitor compliance by our third-party vendors and factories with our Vendor Code of Conduct, local laws and ethical business practices to help ensure fair and safe work conditions for the people who make our products. We also recognize the importance of eliminating forced labor within the supply chain and its increasing significance in light of reports of human rights abuses in various regions of the world. In addition, we support and sponsor a number of worker well-being programs designed to improve the daily lives of the predominantly female factory workers who make our products. Our commitment to having a positive social influence also extends to our charitable mission of supporting children and families in need.
Human Capital Management
As of February 3, 2024, we had approximately 8,390 employees, approximately 1,610 of whom were based at our corporate offices and distribution centers. Approximately 1,120 were full-time store employees and approximately 5,630 were part-time and seasonal store employees. None of our employees are covered by a collective bargaining agreement.

The Human Capital & Compensation Committee is actively engaged in overseeing our human capital management strategies, including our talent and succession planning initiatives designed to attract, develop, engage, reward and retain top retail, digital and business leaders, who can drive our financial performance and strategic growth initiatives and contribute to building long-term shareholder value. The Company has benefited from a senior leadership team with deep retail industry expertise both at The Children’s Place and at other retailers and have an average tenure of over six years at the Company, including our CEO who has led the Company for over a decade. The Human Capital & Compensation Committee’s involvement in leadership development and succession planning is systematic and ongoing, culminating in an annual review by the Board of Directors of succession plans for all of our senior leaders, inclusive of development strategies for top talent within the Company.
Diversity, Equity and Inclusion
To improve its understanding of the Company’s culture and talent pipeline, the Board of Directors and its committees periodically meet with high-potential executives in formal and informal settings. More broadly, the Human Capital & Compensation Committee and the Board of Directors are regularly updated on key talent metrics for the overall workforce, including diversity and inclusion, pay equity, employee relations, recruiting and development programs, and overall progress against the Company’s human capital development strategies. Diversity and inclusion are top priorities for the Company, and we actively work to ensure that our workplace includes a range of perspectives and backgrounds in senior leadership and throughout our management and associate base. The Company reports annually on employment data, including its racial, ethnic and gender diversity information on its corporate website, and continues to focus on building a culture which supports diversity, equity and inclusion, and which works to ensure fair compensation and opportunity for all employees regardless of gender or race.
As a woman-led company, we are proud of our industry-leading gender diversity statistics across every level of our organization, including our leadership team. We also understand it is important for our associate population to reflect the diversity of our customers in an effort to bring varied perspectives to our products and the way we communicate to our stakeholders. As of February 3, 2024, over 50% of our senior leadership team are women. As reported in the Company’s latest ESG Report, during Fiscal 2022, 86% of the Company’s associates were women. We also reported that 87% of new hires and 94% of promotions during Fiscal 2022 were women. The Company is committed to maintaining at least 80% representation of women in our overall workforce and at least 50% representation of women in our corporate leadership positions. Additionally, during Fiscal 2022, 68% of our associates identified as racially/ethnically diverse and associates identifying as racially/ethnically diverse represented 75% of new hires and 57% of promotions. The Company is committed to doubling its Black associate population at its corporate headquarters by 2025, from a base year of Fiscal 2020. The Company seeks to uphold its diverse and inclusive culture by striving to ensure its talent acquisition programs sustain and grow diverse representation across its workforce, developing and promoting talent from within, building an inclusive culture through awareness and education, and rewarding all employees equitably.
For additional information concerning the Company’s environmental initiatives, DE&I initiatives and diversity data, please refer to the Company’s ESG Report, which can be found on the Company’s corporate website at
http://corporate.childrensplace.com under the ESG section, and the Company’s Proxy Statement for Fiscal 2023.
Company Stores
The following section highlights various store information for The Children’s Place operated stores as of February 3, 2024.
Existing Stores
As of February 3, 2024, we had a total of 523 The Children’s Place stores in the United States, Canada, and Puerto Rico and our online stores at www.childrensplace.com and www.gymboree.com. In addition, our six international partners operated 225 international points of distribution in 16 countries. The following table sets forth the number of stores in the U.S., Canada, and Puerto Rico as of the current and prior fiscal year end:

	Number of Stores
Location	February 3, 2024	January 28, 2023
United States	454	533
Canada	63	73
Puerto Rico	6	7
Total Stores	523	613
At The Children’s Place, our store concepts consist of multiple formats ranging in size from approximately 2,800 to 29,000 square feet, which have evolved over time in response to market trends, and are strategically placed within each market. We try to create an open and brightly lit environment for customers. Our stores typically feature white fixtures to ensure the product is the focal point, using color to brand and create shop identifiers.
Fleet Optimization
We have closed 676 stores, including the 90 stores closed during Fiscal 2023, since the announcement of our fleet optimization initiative in 2013. As a result of the heightened demand for online purchasing, we accelerated our planned store closures in Fiscal 2020 and closed 405 stores over the past four fiscal years. Since 2013, we have reduced our total store square footage from 5.2 million to 2.6 million.
We continuously review the performance of our store fleet. We base our decisions to open, close, or remodel stores on a variety of factors, including lease terms, landlord negotiations, market dynamics, and projected financial performance. When assessing whether to close a store, we also consider remaining lease life and current financial performance.
E-commerce Sales
Each of our U.S. and International segments includes an e-commerce business located at www.childrensplace.com and www.gymboree.com and digital growth remains one of our top strategic priorities. We are committed to delivering a best in class, end-to-end user experience, including product assortment and website operation, fulfillment, and customer service. We are further committed to delivering these experiences to our customers when, where, and how they are looking to access our brands, accounting for cross-channel behavior, growth of mobile devices, and the growing interest in our brands from international consumers. We believe that the critical investments made in areas such as e-commerce infrastructure and mobile optimization, as well as additional front-end website features, have improved our customer experience.
Wholesale and International Franchisees
Our wholesale business includes our relationship with Amazon, which we strengthened in Fiscal 2022 and Fiscal 2023, and is a key focus area in our wholesale distribution growth strategy. Amazon is an important customer acquisition vehicle and continues to represent a significant growth opportunity in Fiscal 2024 and beyond.
We have 225 international points of distribution (stores, shop-in-shops, e-commerce sites) with six partners operating in 16 countries. We generate revenues from our franchisees from the sale of products and sales royalties.
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

The following table shows the quarterly distribution, as a percentage of the full year, of net sales, and the quarterly distribution of operating income (loss):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales as a percentage of full year
Fiscal 2023	20.0%	21.6%	30.0%	28.4%
Fiscal 2022	21.2%	22.3%	29.8%	26.7%

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Operating income (loss)
Fiscal 2023	$(30,067)	$(36,941)	$44,967	$(61,757)
Fiscal 2022	19,254	(13,829)	57,837	(64,792)
For more information regarding the seasonality of our business, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Quarterly Results and Seasonality.”
Marketing
The Children’s Place and Gymboree are well-recognized brands, with a trend right offering and a compelling value proposition. Our direct marketing program utilizes both on-line and off-line channels. We relaunched the Gymboree brand in February 2020 with a meaningfully improved digital experience on www.gymboree.com, complemented by shop-in-shop locations in certain co-branded stores in the U.S. and Canada, by successfully executing on the specific design, sourcing, and merchandising characteristics that create Gymboree’s elevated, playful collections. We also launched the Sugar & Jade brand in November 2021 which is targeted at the girls’ “tween” market and is offered exclusively online, and launched the PJ Place brand in October 2022, which is a sleepwear lifestyle brand targeted towards Millennial and Gen Z customers, and is offered exclusively online.
We have a customer loyalty program and a private label credit card program. At the end of Fiscal 2023, members of our MyPLACE Rewards loyalty program and/or private label credit card program accounted for approximately 82% of sales. Our private label credit card is issued to our customers for use exclusively at The Children’s Place stores and online at www.childrensplace.com and www.gymboree.com, and credit is extended to such customers through a third-party financial institution on a non-recourse basis to us. Additionally, in our effort to reach an even wider customer base who are digitally savvy and to utilize other forms of spending arrangements available, we have partnered with Afterpay to allow our customers to purchase our products on a “buy-now-pay-later” program. We promote affinity and loyalty through our marketing programs by utilizing specialized incentive programs.

Distribution
In the United States, we own and operate a 700,000 square foot distribution center in Alabama, which supports both U.S. retail store operations and U.S. e-commerce operations. In Canada, we leased and operated a 95,000 square foot distribution center in Ontario, which supported both Canadian retail store operations and Canadian e-commerce operations. This lease expired in April 2024 and we moved these operations to the United States to our current distribution center in Alabama as of the end of the first quarter of Fiscal 2024. We also use a third-party provider operating a 315,000 square foot distribution center in Indiana and a 184,000 square foot distribution center in Ontario, Canada to support our U.S. and Canadian e-commerce fulfillment operations, respectively. On occasion, we may utilize additional facilities to support seasonal warehousing needs. We also use a third-party provider of warehousing and logistics services in both Malaysia and China to support our international franchise business.
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
Trademarks and Service Marks
“The Children’s Place”, “Place”, “Baby Place”, “Gymboree”, “Crazy 8”, “Sugar & Jade”, “PJ Place” and certain other marks have been registered as trademarks and/or service marks with the United States Patent and Trademark Office and in Canada and other foreign countries. During the first quarter of fiscal 2019, the Company acquired certain intellectual property and related assets of Gymboree Group, Inc. and related entities, which included the worldwide rights to the names “Gymboree” and “Crazy 8” and other intellectual property, including trademarks, domain names, copyrights, and customer databases. In November 2021, we launched the Sugar & Jade brand, and in October 2022, we launched the PJ Place brand. Registration of our trademarks and the service marks may be renewed to extend the original registration period indefinitely, provided the marks are still in use. We intend to continue to use and protect our trademarks and service marks and maintain their registrations. We have also registered our trademarks in other countries where we source our products and where we have established and possibly may establish franchising operations. We believe our trademarks and service marks have received broad recognition and are of significant value to our business.
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
We are committed to product quality and safety. We focus our efforts to adhere to all applicable laws and regulations affecting our business, including the provisions of the U.S. Consumer Product Safety Improvement Act of 2008 (“CPSIA”), the Federal Hazardous Substances Act, the Flammable Fabrics Act, the Textile Fiber Product Identification Act, the Canada Consumer Product Safety Act (“CCPSA”), the Canadian Textile Labelling Act, the Canadian Care Labelling Program, and various environmental laws and regulations. Each of our product styles currently covered by the CPSIA and the CCPSA is appropriately tested to meet current standards.
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
We also make available our corporate governance materials, including our corporate governance guidelines and our code of business conduct, on our website. If we make any substantive amendments to our code of business conduct or grant any waiver, including any implicit waiver, from a provision of the code for the benefit of our Chief Executive Officer and President or our Chief Operating Officer and Chief Financial Officer, we will disclose the nature of such amendment or waiver on our corporate website or in a Current Report on Form 8-K.

ITEM 1A.    RISK FACTORS.
Investors in the Company should consider the following risk factors as well as the other information contained herein:
RISKS RELATED TO BUSINESS STRATEGIES AND GLOBAL OPERATIONS
We depend on generating sufficient cash flows, together with our existing cash balances and availability under our credit facility, to fund our ongoing operations, capital expenditures, debt service requirements, and any future share repurchases or payment of dividends.
Our ability to fund our ongoing operations, capital expenditures, debt service requirements, and any future share purchase programs or payment of dividends will depend on our ability to generate cash flows. Our cash flows are dependent on, and are affected by, many factors, including:
•seasonal fluctuations in our net sales and net income;
•the continued operation of our store fleet and e-commerce websites;
•the timing of inventory purchases for upcoming seasons, such as when to purchase merchandise for the back-to-school season;
•vendor and other supplier terms and related conditions, which may be less favorable to us as a smaller company in comparison to larger companies; and
•consumer sentiment, general business conditions, including the high levels of inflation experienced in Fiscal 2023, macroeconomic uncertainties or slowdowns, and geopolitical conditions, including as a result of events such as acts of terrorism, effects of war, pandemics, or other health issues.
Most of these factors are beyond our control. It is difficult to predict the impact that general economic conditions, including the effects of inflation and geopolitical conditions, will continue to have on consumer spending and our financial results. However, we believe that they could continue to result in reduced spending by our target customer, which would reduce our revenues and our cash flows from operating activities from those that otherwise would have been generated. In addition, steps that we may take to limit cash outlays, such as delaying the purchase of inventory, may not be successful or could delay the arrival of merchandise for future selling seasons, which could reduce our net sales or profitability. If we are unable to generate sufficient cash flows, we may not be able to fund our ongoing operations, planned capital expenditures, debt service requirements, or any future share repurchases, and we may be required to seek additional sources of liquidity as we did in Fiscal 2023 and are continuing to do so in Fiscal 2024.
We require continued access to capital and our business and operating results have been and can be affected by factors such as the availability, terms of and cost of capital, increases in interest rates or a reduction in credit rating. We are party to an Amended and Restated Credit Agreement dated May 9, 2019 (as amended from time to time, the “Credit Agreement”), with Wells Fargo, National Association (“Wells Fargo”), Bank of America, N.A., HSBC Bank (USA), N.A., JPMorgan Chase Bank, N.A., Truist Bank and PNC Bank, National Association, as lenders (collectively, the “Credit Agreement Lenders”), and Wells Fargo, as Administrative Agent, Collateral Agent and Swing Line Lender. Under the Credit Agreement we use our asset-based revolving credit facility (the “ABL Credit Facility”) to finance our ongoing operations and our future growth, and some of the aforementioned factors have already affected our business, and could continue to: cause our cost of doing business to increase, limit our ability to pursue business opportunities, reduce cash flow used for sales and marketing, and place us at a competitive disadvantage. Our historical operating results, including the operational losses experienced in Fiscal 2023, macroeconomic uncertainties or slowdowns, volatility in the financial markets, significant losses in financial institutions’ U.S. retail portfolios, or environmental and social concerns, are all factors that may lead to a contraction in credit availability impacting our ability to finance our operations or our ability to refinance our ABL Credit Facility or other outstanding indebtedness. Any increase in interest rates could increase our interest expense and materially adversely affect our financial condition. These increased costs have, and could continue to, reduce our profitability and/or impair our ability to meet our debt obligations and to conduct ongoing operations. An increase in interest rates also could limit our ability to refinance existing debt upon maturity or cause us to pay higher rates upon refinancing. A significant reduction in cash flow from operations or the availability of credit could materially and adversely affect our cash available and our operating results, by inhibiting our ability to conduct ongoing operations and carry out our development plans.

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
We will continue our store fleet optimization program in Fiscal 2024, which is intended to address the accelerated consolidation of the brick and mortar retail channel resulting from the COVID-19 pandemic and to increase the profitability of our existing retail store fleet. Since the program was announced in 2013, we have closed 676 stores, including 90 stores closed in Fiscal 2023. Failure to properly identify or measure underperforming retail stores, failure to achieve anticipated sales transfer rates from closed stores to remaining retail stores and/or e-commerce sales, and failure to properly identify and analyze customer segmentation and spending patterns could have a material adverse effect on our business, financial position, results of operations, and cash flows. In addition, pursuant to U.S. GAAP, we are required to recognize an impairment charge when circumstances indicate that the carrying value of long-lived assets may not be recoverable. If a determination is made that the carrying value of a long-lived asset is not recoverable over its estimated useful life, the asset is written down to its estimated fair value.
Consumer demand, behavior, taste, and purchasing trends, as well as geopolitical conflicts and economic and political stability may differ in international markets and/or in the distribution channels through which our wholesale customers sell products, and, as a result, sales of our products may not be successful or meet our expectations, or the margins on those sales may not be in line with those we currently anticipate. We may also face difficulties integrating foreign business operations and/or wholesaling operations with our current sourcing, distribution, information technology systems, and other operations. In addition, our expanded marketing and advertising strategies to promote sales, including the sponsorship of sweepstakes, contests and donations, and an increased online presence through collaborations with social media influencers, may not generate sufficient interest in our products while exposing us to other risks. Any of these challenges could hinder our success in new and existing markets or new and existing distribution channels. There can be no assurance that we will successfully complete any planned expansion or that any new business will be profitable or meet our expectations.
In addition, a wholly-owned subsidiary of the Company acquired certain intellectual property and related assets of Gymboree Group, Inc. and related entities, including worldwide rights to the name “Gymboree”. We have relaunched the Gymboree brand to expand our business across our retail stores, e-commerce, international, and wholesale businesses. We also launched the Sugar & Jade brand in November 2021 and launched the PJ Place brand in October 2022. The positioning of the Gymboree, Sugar & Jade and PJ Place brands and their products, relative to our existing products, the fashion choices we make with respect to our products, and our ability to integrate the Gymboree, Sugar & Jade and PJ Place brands and their products into our existing marketing, sourcing, inventory, sales/e-commerce, customer relations, and logistics operations and systems will be critical to our ability to leverage all of these brands to expand our business.

In addition, pursuant to U.S. GAAP, we are required to recognize an impairment charge when circumstances indicate that the carrying value of our indefinite-lived Gymboree tradename asset may not be recoverable. If a determination is made that the carrying value of the Gymboree tradename asset is not recoverable, the asset is written down to its estimated fair value. In Fiscal 2023, we recorded an impairment charge of $29.0 million on the Gymboree tradename, primarily due to an increase in the discount rate used to value the tradename and reductions in Gymboree sales forecasts.
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
The apparel industry is cyclical in nature and is particularly affected by adverse trends in the general economy. Purchases of apparel and related merchandise are generally discretionary and, therefore, tend to decline during recessionary, inflationary and weak economic periods and also may decline at other times. This is particularly true with our target customer who is a value conscious, lower to middle income mother buying for infants and children based on need rather than based on fashion, trend, or impulse. High inflation, high unemployment levels, increases in tax rates, declines in real estate values, availability of credit, volatility in the global financial markets, and the overall level of consumer confidence have negatively impacted, and could in the future negatively impact, the level of consumer spending for discretionary items. This could adversely affect our business as it is dependent on consumer demand for our products. In North America, we have experienced and continue to experience a decrease in customer traffic, including at shopping malls, and a highly promotional environment. If the current macroeconomic environment deteriorates further, there will likely be a negative effect on our revenues, operating margins, and earnings which could have a material adverse effect on our business, financial position, results of operations, and cash flows.
In addition to the economic environment, there are a number of other factors that could contribute to reduced customer traffic and/or reduced levels of consumer confidence and spending, such as actual or potential terrorist acts, including domestic terrorism, natural disasters, severe weather, pandemics or other health issues, political disruption, war, or geopolitical conflicts. These occurrences create significant instability and uncertainty in the United States and elsewhere in the world, causing consumers to defer purchases or to not shop in retail stores in shopping malls, or preventing our suppliers and service providers from providing required products, services, or materials to us. These factors could have a material adverse effect on our business, financial position, results of operations, and cash flows.
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
Increases in the price of raw materials, including cotton and other materials used in the production of fabric, clothing, footwear, and accessories, as well as volatility and increases in labor (including increases in minimum wages and wage rates as a result of changes in laws or business practices), energy, shipping or distribution costs, pandemics or other health issues, and other costs, have resulted, and could continue to result, in significant increases in operating costs, as well as cost increases for our products and their importation from our foreign sources of supply and their distribution to our and our third-party partners’ distribution centers, retail locations, international franchise partners, and wholesale and retail customers. To the extent we are unable to offset any such increased costs through value engineering or price increases, such increased costs could have a material adverse effect on our business, financial position, results of operations, and cash flows.
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
Our single U.S. corporate headquarters is located in Secaucus, New Jersey. One of our company-operated distribution centers is located in Fort Payne, Alabama and supports our U.S. stores, wholesale, and e-commerce shipments in the U.S. We had another company-operated distribution center located in Mississauga, Ontario, which supported all of our store fulfillment activities in Canada. Its lease expired in April 2024 and we moved these operations to the United States to our current distribution center in Alabama as of the end of the first quarter of Fiscal 2024. We also use a third-party warehouse provider, with distribution centers located in Brownsburg, Indiana, to support our U.S. e-commerce operations, and Mississauga, Ontario to support our Canadian e-commerce operations. Our international franchise partners receive the vast majority of shipments of merchandise from our third-party warehouse provider located in Asia. On occasion, we may utilize additional facilities to support our seasonal warehousing needs. Damage to, or prolonged interruption of operations at, any of the Company-operated or third-party facilities due to a work stoppage, pandemics or other health issues, weather conditions such as a tornado, hurricane or flood, other natural disaster, fire, or other event could have a material adverse effect on our business, financial position, results of operations, and cash flows.
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
•pandemics or other health issues;
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
•significant delays in the manufacture, transportation and delivery of cargo due to epidemics or pandemics, port security considerations, political unrest, war, weather conditions, or cyber-security events;
•disruption of imports by labor disputes and local business or unethical practices;
•regulations under the United States Foreign Corrupt Practices Act; and
•increased costs of or shortages of equipment, containers for shipments, or transportation.
In addition to the above, it is possible that other events beyond our control, both domestically and internationally, such as labor disputes, cybersecurity events or allegations of misconduct or unethical behavior affecting our unaffiliated manufacturers, suppliers, or transportation companies, a terrorist or similar act, military action, strike, weather conditions, natural disasters, pandemics or other health issues, or government spending cuts, could result in delays or disruptions in the production, transportation and/or delivery of merchandise to our distribution centers or our stores, international franchise partners and wholesale customers, or the fulfillment of e-commerce orders to our customers, or require us to incur substantial additional costs, including in air freight, to ensure timely delivery. Any such event could have a material adverse effect on our business, financial position, results of operations, and cash flows.
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
Acts of terrorism, effects of war, pandemics or other health issues, natural disasters, other catastrophes, or political unrest could have a material adverse effect on our business.
Threatened or actual acts of terrorism, including U.S. domestic terrorism, continue to be a risk to the U.S. and global economies. Terrorism and potential military responses, political unrest, war and other conflicts, natural disasters, pandemics or other health issues, have disrupted and could disrupt commerce and impact our or our franchisees’ ability to operate our stores in affected areas, produce our products in foreign countries, import our products from foreign countries, or provide critical functions necessary to the operation of our business. A disruption of commerce, or an inability to recover critical functions from such a disruption, could interfere with the production, shipment, or receipt of our merchandise in a timely manner or increase our costs to do so. Consequently, any such disruption could undermine consumer confidence, which could negatively impact consumer spending patterns or customer traffic, and thus have a material adverse effect on our business, financial position, results of operations, and cash flows.
We have franchise partners located in Middle-Eastern countries. When the current Israel-Palestine conflict began, our franchise partner in Israel had to shutter its stores temporarily. We are currently also providing a temporary hiatus on the collection of royalty payments from this franchise partner until December 2024. If the conflict continues or expands further into other countries, it could adversely affect our sales with this franchise partner and all other franchise partners in Middle-Eastern countries, and it could have a material adverse effect on our business, financial position, results of operations, and cash flows.
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
Credit card operations are subject to numerous federal and state laws that impose disclosure and other requirements upon the origination, servicing, and enforcement of credit accounts and limitations on the maximum amount of finance charges that may be charged by a credit provider, such as the Consumer Financial Protection Bureau’s recent amendment to Regulation Z to limit the dollar amounts credit card companies can charge for late fees, which we expect could have a material adverse effect on the income and cash flow from our private label credit card program. Additionally, during periods of increasing consumer credit delinquencies, financial institutions may reexamine their lending practices and procedures. There can be no assurance that the delinquencies being experienced by providers of consumer credit generally would not cause providers of third-party credit offered by us to decrease the availability of, or increase the cost of, such credit.
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
Product liability costs, related claims, and the cost of compliance with consumer product safety laws in the U.S. and in Canada or our inability to comply with such laws could have a material adverse effect on our business and reputation.
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

If any of our landlords or their substantial tenants, such as anchor department stores, should suffer financial difficulty, it could render our landlords unable to fulfill their duties under our lease agreements and/or could render certain malls to experience reduced customer traffic. Such duties include providing a sufficient number of mall co-tenants, common area maintenance, utilities, and payment of real estate taxes. While we have certain remedies under our lease agreements, the loss of business that could result if a shopping center should close or if customer traffic were to significantly decline as a result of lost tenants or improper care of the facilities or due to macroeconomic effects, including inflation, could have a material adverse effect on our business, financial position, results of operations, and cash flows.
The leases for a substantial number of our retail stores come up for renewal each year. If we are unable to continue to negotiate acceptable lease and renewal terms, it could have a material adverse effect on our business, financial position, results of operations, and cash flows.
RISKS RELATED TO OUR STOCK AND STOCK PRICE
Changes in our sales, comparable retail sales, margins, operating income, earnings per share, cash flows, and/or other results of operations could have a material adverse effect on the market price of our common stock, which subsequently could lead to litigation.
Numerous factors affect our sales, comparable retail sales, margins, operating income, earnings per share, cash flows, and other financial results, including unseasonable weather conditions, merchandise assortment and product acceptance, the retail price of our merchandise, fashion trends, customer traffic, number of visits to our e-commerce site, as well as related conversion, economic conditions in general, including inflation and consumer confidence, and the retail sales environment in particular, calendar shifts of holidays or seasonal periods, birth rate fluctuations, timing or extent of promotional events by our Company or by competitors and other competitive factors, including competitor bankruptcies, fluctuations in currency exchange rates, macro-economic conditions, and our success in and the cost of executing our business strategies.
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
Our sales, comparable retail sales, margins, operating income, earnings per share, cash flows, and other financial results have fluctuated significantly in the past (including during Fiscal 2023) due to the factors cited above, and we anticipate that they may continue to fluctuate in the future, particularly in the highly competitive retail environment in which we operate, which may result in declines or delays in consumer spending. The investment and analyst community follows all of these financial markers closely and fluctuations in these results, or the failure of our results to meet investors’ or analysts’ models or expectations, have had, and may continue to have, a significant adverse effect on the price of our common stock.
Following any such change in the price of our common stock, we have, and could in the future, be subject to litigation from our shareholders. For example, in February 2024, a putative class action was filed against us for violations of federal securities laws in the United States District Court of New Jersey. The complaint purported to assert claims under the federal securities laws, alleging that we had made materially false and/or misleading statements, and failed to disclose material adverse facts to our investors such that the price of our common stock dropped as a result. See “Item 3. Legal Proceedings” of this Form 10-K for further information. Any adverse results and/or settlements from such litigation could have a material adverse effect on our business, financial position, results of operations, and cash flows.
We have a controlling shareholder who owns a majority of our outstanding shares of common stock, and as a result controls all matters requiring shareholder approval.
Mithaq Capital SPC, a Cayman segregated portfolio company (“Mithaq”), owns and controls the voting power of approximately 56.1% of our outstanding shares of common stock. As long as Mithaq continues to control a majority of our outstanding common shares, it will be able to determine the outcome of all corporate actions requiring shareholder approval.
Mithaq and its affiliates engage in a broad spectrum of activities. In the ordinary course of their business activities, Mithaq and its affiliates may engage in activities where their interests may not be the same as, or may conflict with, our interests or the interests of our other shareholders. Other shareholders will not be able to affect the outcome of any shareholder vote while Mithaq controls the majority of the voting power of our outstanding shares of common stock. As a result, Mithaq will be able to control, directly or indirectly and subject to applicable law, the composition of our Board of Directors, which in turn will be able to control all matters over which we have control, including, among others:

•any determination with respect to our business direction and policies, including the appointment and removal of officers and directors;
•the adoption of amendments to our certificate of incorporation or our bylaws;
•any determinations with respect to financing, mergers, business combinations or dispositions of assets;
•our financing and dividend policy, and the payment of dividends on our common stock, if any;
•compensation and benefit programs and other human resources policy decisions;
•changes to any other agreements that may adversely affect us; and
•determinations with respect to tax matters.
Because Mithaq’s interests may differ from ours or from those of our other shareholders, Mithaq’s decisions on these matters may be contrary to other shareholders’ expectations or preferences, and they may take actions that could be contrary to other shareholders’ interests. So long as Mithaq beneficially owns a majority of our outstanding shares of common stock, they will be able to control the outcome of all corporate actions requiring shareholder approval.
Our share price may be volatile.
Our common stock is quoted on the Nasdaq Global Select Market. Stock markets in general have experienced, and are likely to continue to experience, price and volume fluctuations, which could have a material adverse effect on the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results, other risk factors identified here, announcements or actions by other competitors, the overall economy, legislative, regulatory and other actions resulting from the Presidential administration or U.S. Congress, and the geopolitical environment could individually or in aggregation cause the price of our common stock to fluctuate substantially.
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
We have no current plans to pay regular cash dividends on our common stock for the foreseeable future.
We have no current plans to pay regular cash dividends on our common stock for the foreseeable future. Declarations of cash dividends, and the establishment of future record and payment dates, are at the discretion of our Board of Directors based on a number of factors, including future financial performance, general business and market conditions, and other investment priorities. If payment of dividends is resumed, any subsequent reduction or discontinuance by us of the payment of quarterly cash dividends could cause the market price of our common stock to decline.
Our actual operating results may not meet or exceed our guidance and investor expectations, which would likely cause our stock price to decline.
From time to time, we may release guidance in our earnings releases, earnings conference calls or otherwise, regarding our future performance that represent our management’s estimates as of the date of release. If given, this guidance, which will include forward-looking statements, will be based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. Our actual results could differ materially from such projections. Factors that could cause or contribute to such differences include, but are not limited to, those identified in this “Risk Factors” section. The principal reason that we expect to release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. With or without our guidance, analysts and other investors may publish expectations regarding our business, financial performance and results of operations. Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. If our actual performance does not meet or exceed our guidance or investor expectations, the trading price of our common stock may decline.
An active, liquid trading market for our common stock may not be sustained.

Although our common stock is currently listed on the Nasdaq Global Select Market under the symbol “PLCE,” an active trading market for our shares may not be sustained. Accordingly, if an active trading market for our common stock is not sustained, the liquidity of our common stock would be limited, and holders of our common stock may not be able to sell their shares when desired. Moreover, the prices that they may obtain for their shares would be adversely affected. An inactive market may also impair our ability to raise capital to continue to fund operations by issuing shares and may impair our ability to acquire other companies by using our shares as consideration.
If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our shares or if our results of operations do not meet their expectations, our stock price and trading volume could decline.
The trading market for our shares is influenced by the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, our stock price could decline.
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
The successful operation of our e-commerce business depends on our ability to conduct an efficient and uninterrupted operation of our online order-taking and our fulfillment operations, whether from our distribution center or from our third party provider’s, and on our ability to provide a shopping experience that will generate orders and return visits to our site, including by updating our e-commerce platform to stay abreast of changing consumer shopping habits such as the significantly increased use of mobile devices and apps to shop online. Risks associated with our e-commerce business include:
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
•the integration of the Gymboree brand in our stores and via our e-commerce website, the continued progress of our Sugar & Jade and PJ Place brands;
•consumer privacy and information security concerns and regulation;
•changes in applicable federal, state, provincial, local, or international regulations;
•disruptions in telephone service or power outages;
•reliance on third parties for computer hardware and software, cloud-based computing services, updates (patches), as well as delivery of merchandise to our customers;
•rapid technology changes and changes in consumer shopping habits, such as the significant increase in online shopping, including through the use of mobile devices and apps;
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
In order to comply with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, accounting guidance or disclosure requirements by the SEC, guidance that may come from the Public Company Accounting Oversight Board (“PCAOB”), or changes in listing standards by the Nasdaq Global Select Market, we may be required to enhance our internal controls, hire additional personnel, and utilize additional outside legal, accounting, and advisory services, all of which could cause our general and administrative expenses to increase materially.

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
We have in the past experienced a material weakness in our internal controls over financial reporting. If we fail to maintain effective internal control and remediate any future control deficiencies, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and our reputation with investors, ultimately leading to a decline in the price of our common stock.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of the applicable listing standards of the Nasdaq Global Select Market. In particular, Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal controls over financial reporting. It also requires our independent registered public accounting firm to attest to our evaluation of our internal controls over financial reporting. If any of our internal controls and systems do not perform as expected, we may experience material weaknesses in our internal controls. While we continually undertake steps to improve our internal control over financial reporting as our business changes, we may not be successful in making the improvements and changes necessary to be able to identify and remediate control deficiencies or material weaknesses on a timely basis. It is possible that our current internal controls and any new internal controls that we develop may become inadequate in the future because of changes in conditions in our business.
For example, as further discussed below in “Item 9A. Controls and Procedures” of this Form 10-K, we had previously identified a material weakness in the operation of our internal control related to the review of the borrowing base calculation provided to the Credit Agreement Lenders under our Credit Agreement. As of February 3, 2024, we have successfully remediated this material weakness by implementing additional review procedures over the accuracy of the borrowing base calculation. Although this material weakness has been remediated, and although our management has determined, and our independent registered public accounting firm has attested, that our internal controls over financial reporting were effective as of February 3, 2024, we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future.
If we have difficulty implementing and maintaining effective internal controls over financial reporting, or if we identify a material weakness in our internal controls over financial reporting in the future, we may not detect errors on a timely basis, such that it could harm our operating results, adversely affect our reputation, cause our stock price to decline, or result in inaccurate financial reporting or material misstatements in our annual or interim financial statements. We may be unable to maintain compliance with securities laws, stock exchange listing requirements and debt instruments’ covenants regarding the timely filing of accurate periodic reports, which could lead to investigations by Nasdaq, the SEC or other regulatory authorities or litigations with our creditors and/or shareholders, hence requiring additional management attention and impairing our ability to operate our business. Our liquidity, access to capital markets and perceptions of our creditworthiness may be adversely affected. We could be required to implement expensive and time-consuming remedial measures. Our independent registered public accounting firm may issue reports that are adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating, or if it is not satisfied with our remediation of any identified material weaknesses. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material adverse effect on our business, financial position, results of operations, and cash flows.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.

ITEM 1C.    CYBERSECURITY.
Risk Management and Strategy
We consider cybersecurity and privacy to be important issues affecting the enterprise both in terms of reputational risk and economic risk. To effectively assess, identify, and manage material risks from cybersecurity threats, we maintain a cybersecurity risk management program, which is led by our Chief Technology, Logistics & Stores Officer (“CTO”) and our Vice President, Information Security & IT Risk (“VP, IT”), as a part of the Company’s overall risk management and compliance programs. To keep pace with ever-evolving threats and industry best practices, we have made, and will continue to make, sizable investments in building and developing cybersecurity talent and expertise and implementing state-of-the-art systems and tools, to detect, identify, classify and mitigate cybersecurity and other data privacy risks within our environment. We employ benchmarking to understand best practices and industry trends. We conduct security and compliance assessments throughout each year to validate the efficacy of our programs and practices. We also engage an independent third party expert to assess our cybersecurity maturity periodically against the retail industry. The results of these assessments inform our cybersecurity development roadmap going forward and are presented to the Audit Committee and the Board of Directors. We also maintain cybersecurity insurance as part of our comprehensive insurance portfolio.
We believe that we employ appropriate standards, guidelines and best practices to manage cybersecurity-related risk and have implemented comprehensive controls consistent with the requirements of the International Organization for Standardization (“ISO”) and assess our cybersecurity maturity levels against the National Institute of Standards and Technology (“NIST”) framework, including, but not limited to, the following:
•Intrusion prevention controls (such as network segmentation and firewalls);
•Access controls (such as identity and access management and multi-factor authentication on critical applications and systems);
•Detection controls (such as endpoint threat detection and response, and logging and monitoring involving the use of a third-party for security information and event management, with reports and alerts provided by the third-party to the CTO’s team); and
•Threat protection controls (such as mandatory cyber-threat training and simulated phishing campaigns with employees, vendor management programs, and vulnerability and patch management).
In an effort to ensure that our associates are knowledgeable about our data security and protection policies, and to enable them to proficiently handle the threat of cyber-attacks, all associates are required to participate in a cybersecurity awareness training program annually. Financial, IT and other associates who have access to sensitive information are also required to attend additional training courses during the year. We also conduct frequent phishing simulations throughout the year to test our employees’ responses to suspicious emails and to better inform our cyber awareness training program.
We circulate cyber awareness materials on a periodic basis on our intranet and hold a “Cyber Awareness Month” each year to promote the importance of cybersecurity topics. In addition, members of senior management participate in periodic crisis management exercises with third-party experts on crisis management best practices to apply their learnings to the Company’s business continuity management program. In particular, in Fiscal 2023, the table-top exercise that was conducted for senior management focused on the handling of a cyber-security incident.
Because we are aware of the risks associated with third-party service providers, we also have implemented processes to oversee and manage these risks. We conduct security assessments of third-party providers before engagement and maintain ongoing monitoring to help ensure compliance with our cybersecurity standards. In addition, we perform periodic risk assessments of key vendors. This approach is designed to mitigate risks related to potential data breaches or other security incidents originating from or at third-party service providers.
We have experienced targeted and non-targeted cybersecurity attacks and incidents in the past, and we could in the future experience similar attacks. As of Fiscal 2023, we have not identified any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected us, our business strategy, results of operations or financial condition. For more information about the Company’s assessment of cybersecurity risks, see the risk factor titled “A privacy breach, through a cybersecurity incident or otherwise, or failure to comply with privacy laws could have a material adverse effect on our business” in Part I, Item 1A, “Risk Factors”.
We are committed to maintaining the trust we have established with our customers and associates. They expect that we will protect their personal information. Our comprehensive privacy program includes standards and practices focused on keeping data we collect secure and reflects our commitment to respecting privacy rights. Our Privacy Policy is available on our website and we continually assess and update this Policy to reflect industry best practices and applicable laws and regulations.

Governance
Our Board of Directors recognizes the important role of information security and mitigating cybersecurity and other data security threats, as part of our efforts to protect and maintain the confidentiality and security of customer, employee and vendor information, as well as non-public information about our Company. Although the Board of Directors as a whole is ultimately responsible for the oversight of our risk management function, the Board of Directors uses its committees to assist in its risk oversight function. The Audit Committee of our Board of Directors has primary responsibility for our cybersecurity risk identification and mitigation activities, and that Committee and senior management provide reports regularly to the Board of Directors.
The Audit Committee receives periodic reports from management, including our CTO and VP, IT. These reports encompass a broad range of topics, such as our cybersecurity risks, the current cybersecurity landscape and the status of ongoing cybersecurity initiatives. Furthermore, management informs the Audit Committee as deemed necessary, about any notable cybersecurity incidents.
Our management team, including our CTO and VP, IT, is responsible for assessing and managing our material risks from cybersecurity threats. The VP, IT’s team has primary responsibility for the day-to-day operation and implementation of our overall cybersecurity risk management program and supervises both our internal cybersecurity team and our retained external cybersecurity consultants. The VP, IT’s team also supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel, threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us, and alerts and reports produced by security tools deployed in the IT environment.
Our CTO’s background includes more than 20 years of experience in the technology domain, with 15 years in the retail industry, leading e-commerce implementations and large scale transformation projects like adopting cybersecurity best practices. Our VP, IT has more than 30 years of experience implementing security in complex manufacturing and retail environments. Their combined in-depth knowledge and experience are instrumental in developing and executing our cybersecurity risk management program.
The Company’s management maintains and implements a written Cyber Security Incident Response Policy and Cyber Security Incident Response Plan, both of which are reviewed and updated on a periodic basis. In the event we identify a potential cybersecurity, privacy or other data security issue, we have defined procedures for responding to such issues, including procedures that address when and how to engage with Company management, the Audit Committee, our Board of Directors, other stakeholders and law enforcement when responding to such issues.

ITEM 2.    PROPERTIES.
We lease all of our existing store locations in the United States, Puerto Rico, and Canada, with lease terms expiring through 2032. The average unexpired lease term for our stores is approximately 1.8 years in the United States, Puerto Rico, and Canada. Generally, we enter into initial lease terms ranging between 1 - 10 years at inception and provide for contingent rent based on sales in excess of specific minimums. We anticipate that we will be able to extend those leases which we wish to extend on satisfactory terms as they expire or relocate to more desirable locations.
The following table sets forth information with respect to certain of our non-store locations as of February 3, 2024:

Location	Use	Approximate Sq. Footage	Current Lease Term Expiration
Fort Payne, AL (1)	Store Distribution Center / E-commerce Fulfillment Center	700,000	Owned
Ontario, Canada (2)	Store Distribution Center / E-commerce Fulfillment Center	95,000	4/30/2024
Hong Kong, China (3)	Product Support	11,000	4/30/2027
500 Plaza Drive, Secaucus, NJ (3)(4)	Corporate Offices	120,000	5/31/2037
500 Plaza Drive, Secaucus, NJ (5)	Corporate Offices	80,000	5/31/2024
____________________________________________
(1)Supports our U.S. stores, wholesale, and e-commerce business.
(2)Supports our Canadian stores and our Canadian e-commerce business. We moved these operations to the United States to our current distribution center in Alabama as of the end of the first quarter of Fiscal 2024.
(3)     Supports our U.S. stores, our e-commerce business, our Canadian stores, our international franchisees, and wholesale business.

(4)     We signed a new lease in January 2024 under more favorable terms, which expires in May 2037, with a termination right after the seventh year, and two five-year renewal options at fair market value.
(5)     Supports our U.S. stores, our e-commerce business, our Canadian stores, our international franchisees, and wholesale business. The current lease expires on May 31, 2024 but will continue on a month-to-month basis until May 31, 2025, which we can terminate by providing the landlord with a 60-day notice period.

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
The Company engaged in mediation proceedings with the plaintiffs in December 2016 and April 2017. The parties reached an agreement in principle in April 2017, and signed a definitive settlement agreement in November 2017, to settle the matter on a class basis with all individuals in the U.S. who made a qualifying purchase at The Children’s Place from February 11, 2012 through January 28, 2020, the date of preliminary approval by the court of the settlement. The Company submitted its memorandum in support of final approval of the class settlement on March 2, 2021. On March 29, 2021, the court granted final approval of the class settlement and denied plaintiff’s motion for attorney’s fees, with the amount of attorney’s fees to be decided after the class recovery amount has been determined. The settlement provides merchandise vouchers for qualified class members who submit valid claims, as well as payment of legal fees and expenses and claims administration expenses. Vouchers were distributed to class members on November 15, 2021 and they were eligible for redemption in multiple rounds through November 2023. On February 23, 2024, a hearing on motion for preliminary injunction and permanent injunction and to enforce judgement and settlement agreement was held. Pending receipt of the court’s ruling, upon the court’s order, the plaintiff filed a renewed motion for attorneys’ fees, costs and incentive awards on March 4, 2024, to which the Company filed a statement of non-opposition on April 1, 2024. Because the plaintiff was seeking less than the maximum amount agreed to in the settlement, the Company requested that such difference in amount be distributed as vouchers to authorized class members, pursuant to the settlement agreement. The hearing for the motion for attorneys’ fees, costs, and incentive awards is set for May 3, 2024. In connection with the settlement, the Company recorded a reserve for $5.0 million in its consolidated financial statements in the first quarter of 2017.
Similar to the Rael case above, the Company is also a defendant in Gabriela Gonzalez v. The Children’s Place, Inc., a purported class action, pending in the U.S. District Court, Central District of California. The plaintiff alleged that the Company had falsely advertised discounts that do not exist, in violation of California’s Unfair Competition Laws, False Advertising Law and the California Consumer Legal Remedies Act. The Company filed a motion to compel arbitration, which the plaintiff did not oppose, and the court granted the motion on August 17, 2022—staying the case pending the outcome of the arbitration. The demand for arbitration was filed on October 4, 2022, in connection with the individual claim of the plaintiff. A mass arbitration firm associated with plaintiff’s counsel then conducted an advertising campaign for claimants to conduct a mass arbitration. In part, to avoid the mass arbitration, the parties stipulated to return the original plaintiff’s claim to court to proceed as a class action. Accordingly, the arbitration would not be proceeding and the Company’s response to the original plaintiff’s complaint in court was filed on July 20, 2023. On August 16, 2023, however, the Company began to receive notices regarding approximately 1,300 individual demands that were filed with Judicial Arbitration and Mediation Services, Inc. as part of a related mass arbitration claim. The parties participated in mediation proceedings on November 15, 2023 and February 9, 2024. The parties agreed to further discuss settlement options in May 2024.
As of February 2024, the Company is also a defendant in Randeep Singh Khalsa v. The Children’s Place, Inc. et al., a purported class action, pending in the United States District Court of New Jersey. The complaint purports to assert claims under the federal securities laws, alleging that between March 16, 2023, and February 8, 2024, the Company made materially false and/or misleading statements, and failed to disclose material adverse facts to its investors, which the complaint alleges led to a drop in the price of the Company’s common stock. The Company intends to defend this case vigorously and it is currently too early to assess the possible outcome of this case.

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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is listed on the Nasdaq Global Select Market, or Nasdaq, under the symbol “PLCE”. As of February 12, 2024, Mithaq had acquired more than 50% of our outstanding shares of common stock and became a controlling shareholder of the Company. On April 29, 2024, the number of holders of record of our common stock was 37 and the number of beneficial holders of our common stock was approximately 16,500.
In November 2021, our Board of Directors authorized a $250.0 million share repurchase program (the “Share Repurchase Program”). Under this program, we may repurchase shares on the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, and other market and business conditions. We may suspend or discontinue the program at any time and may thereafter reinstitute purchases, all without prior announcement. Currently, pursuant to the terms of our Credit Agreement, as amended by its seventh amendment dated as of April 16, 2024, described in “Note 9. Debt” of the Consolidated Financial Statements, “Item 8. Financial Statements and Supplementary Data” of this Form 10-K, we are not expecting to repurchase any shares in Fiscal 2024, except as described below, pursuant to our practice as a result of our insider trading policy. As of February 3, 2024, there was $157.2 million remaining availability under the Share Repurchase Program.
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
The following table summarizes our share repurchases:

	Fiscal Years Ended
	February 3, 2024		January 28, 2023
	Shares	Amount	Shares	Amount
	(in thousands)
Share repurchases related to:
Share repurchase program	210	$7,131	1,953	$92,945
Shares acquired and held in treasury	8	$245	6	$293
The following table provides a month-to-month summary of our share repurchase activity during the 14 weeks ended February 3, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs
10/29/23-11/25/23	—	$—	—	$157,333
11/26/23-12/30/23(1)	6,139	24.24	4,308	157,232
12/31/23-2/3/24(2)	411	20.88	411	157,223
Total	6,550	$24.03	4,719	$157,223
____________________________________________
(1)    Includes 1,831 shares acquired as treasury stock as directed by participants in the Company’s deferred compensation plan and 4,308 shares withheld to cover taxes in conjunction with the vesting of stock awards.
(2)    Includes 411 shares withheld to cover taxes in conjunction with the vesting of stock awards.

Equity Plan Compensation Information
On May 20, 2011, our shareholders approved the 2011 Equity Incentive Plan (the “2011 Equity Plan”). The following table provides information as of February 3, 2024, about the shares of our common stock that may be issued under our equity compensation plans.

	COLUMN (A)	COLUMN (B)	COLUMN (C)
Plan Category	Securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Securities remaining available for future issuances under equity compensation plans (excluding securities reflected in Column (A))
Equity Compensation Plans Approved by Security Holders	N/A	N/A	470,805
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A
Total	N/A	N/A	470,805
Performance Graph
The following graph compares the cumulative stockholder return on our common stock with the return of companies comprising the NASDAQ US Benchmark TR Index and the NASDAQ US Benchmark Retail TR Index. The graph and the table below assume that $100 was invested on January 31, 2019 in each of our common stock, the NASDAQ US Benchmark TR Index and the NASDAQ US Benchmark Retail TR Index.

300
250
200
150
100
50
0
Index Value
1/31/2019
1/31/2020
1/30/2021
1/29/2022
1/28/2023
2/3/2024
Period Ending
The Children's Place---"PLCE"
NASDAQ US Benchmark TR Index
NASDAQ US Benchmark Retail TR Index

	FY19	FY20	FY21	FY22	FY23
The Children’s Place---"PLCE"	$63.46	$78.14	$74.92	$46.36	$22.74
NASDAQ US Benchmark TR Index	120.73	145.89	169.72	157.91	193.50
NASDAQ US Benchmark Retail TR Index	116.29	160.89	168.29	143.42	194.21
The table below sets forth the closing price of our common stock and the closing indices for the NASDAQ US Benchmark TR Index and the NASDAQ US Benchmark Retail TR Index on the last day of each of our last five fiscal years.

	FY19	FY20	FY21	FY22	FY23
The Children’s Place---"PLCE"	$59.67	$73.47	$70.44	$43.60	$21.39
NASDAQ US Benchmark TR Index	2,819.09	3,406.63	3,963.21	3,687.47	4,518.41
NASDAQ US Benchmark Retail TR Index	3,768.85	5,214.30	5,453.85	4,647.98	6,293.98

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion should be read in conjunction with our audited financial statements and notes thereto included in Part IV, Item 15. Exhibits and Financial Statement Schedules. This Annual Report on Form 10-K contains or may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including but not limited to statements relating to the Company’s strategic initiatives and results of operations, including adjusted net income (loss) per diluted share. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “plan,” “project,” “expect,” “anticipate,” “estimate,” and similar words, although some forward-looking statements are expressed differently. These forward-looking statements are based upon the Company’s current expectations and assumptions and are subject to various risks and uncertainties that could cause actual results and performance to differ materially. Some of these risks and uncertainties are described in the Company’s filings with the Securities and Exchange Commission, including in Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K for the fiscal year ended February 3, 2024. Included among the risks and uncertainties that could cause actual results and performance to differ materially are the risk that the Company will be unable to achieve operating results at levels sufficient to fund and/or finance the Company’s current level of operations and repayment of indebtedness, the risk that the Company will be unsuccessful in gauging fashion trends and changing consumer preferences, the risks resulting from the highly competitive nature of the Company’s business and its dependence on consumer spending patterns, which may be affected by changes in economic conditions (including inflation), the risk that the Company’s strategic initiatives to increase sales and margin are delayed or do not result in anticipated improvements, the risk of delays, interruptions, disruptions and higher costs in the Company’s global supply chain, including resulting from disease outbreaks, foreign sources of supply in less developed countries, more politically unstable countries, or countries where vendors fail to comply with industry standards or ethical business practices, including the use of forced, indentured or child labor, the risk that the cost of raw materials or energy prices will increase beyond current expectations or that the Company is unable to offset cost increases through value engineering or price increases, various types of litigation, including class action litigations brought under securities, consumer protection, employment, and privacy and information security laws and regulations, the imposition of regulations affecting the importation of foreign-produced merchandise, including duties and tariffs, risks related to the existence of a controlling shareholder, and the uncertainty of weather patterns. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
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
•Fiscal 2023 — The fifty-three weeks ended February 3, 2024
•Fiscal 2022 — The fifty-two weeks ended January 28, 2023
•Fiscal 2021 — The fifty-two weeks ended January 29, 2022
•Fiscal 2024 — Our next fiscal year representing the fifty-two weeks ending February 1, 2025
•SEC — U.S. Securities and Exchange Commission
•U.S. GAAP — Generally Accepted Accounting Principles in the United States
•FASB — Financial Accounting Standards Board
•FASB ASC — FASB Accounting Standards Codification, which serves as the source for authoritative U.S. GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative U.S. GAAP for SEC registrants
•AUR — Average unit retail price
•Comparable Retail Sales — Net sales, in constant currency, from stores that have been open for at least 14 consecutive months and from our e-commerce store, excluding postage and handling fees. Store closures in the current fiscal year will be excluded from Comparable Retail Sales beginning in the fiscal quarter in which the store closes. A store that is closed for a substantial remodel, relocation, or material change in size will be excluded from Comparable Retail Sales for at least 14 months beginning in the fiscal quarter in which the closure occurred. However, stores that temporarily close will be excluded from Comparable Retail Sales until the store is re-opened for a full fiscal month

•Gross Margin — Gross profit expressed as a percentage of net sales
•SG&A — Selling, general, and administrative expenses
OVERVIEW
Our Business
We are an omni-channel children’s specialty portfolio of brands with an industry-leading digital-first operating model. We design, contract to manufacture, and sell fashionable, high quality apparel, accessories and footwear predominantly at value prices, primarily under our proprietary brands: “The Children’s Place”, “Gymboree”, “Sugar & Jade”, and “PJ Place”. As of February 3, 2024, we had 523 stores across North America, our e-commerce business at www.childrensplace.com and www.gymboree.com, social media channels on Instagram, Facebook, X, formerly known as Twitter, YouTube and Pinterest, and 225 international points of distribution with our six franchise partners in 16 countries.
Segment Reporting
In accordance with FASB ASC 280—Segment Reporting, we report segment data based on geography: The Children’s Place U.S. and The Children’s Place International. Each segment includes an e-commerce business located at www.childrensplace.com and www.gymboree.com. Included in The Children’s Place U.S. segment are our U.S. and Puerto Rico-based stores and revenue from our U.S.-based wholesale business. Included in The Children’s Place International segment are our Canadian-based stores, revenue from our Canadian-based wholesale business, as well as revenue from international franchisees. We measure our segment profitability based on operating income, defined as income before interest and taxes. Net sales and direct costs are recorded by each segment. Certain inventory procurement functions such as production and design, as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services, are managed by The Children’s Place U.S. segment. Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales. The assets related to these functions are not allocated. We periodically review these allocations and adjust them based upon changes in business circumstances. Net sales to external customers are derived from merchandise sales, and we have no customers that individually accounted for more than 10% of our net sales.
Recent Developments
Macroeconomic conditions in Fiscal 2023 increased the cost of goods and services necessary to produce, import, and distribute our products, including due to increased costs of labor that reflected increases in wage rates. Inflationary pressures have also adversely affected our core customer, resulting in a decrease in discretionary apparel purchases during Fiscal 2023. We expect these macroeconomic conditions, including but not limited to increased product input costs, transportation costs, distribution costs, labor costs, and other inflationary pressures, to continue to have an impact during Fiscal 2024.
In October 2023, we became aware of an inadvertent calculation error contained in the June, July and August 2023 borrowing base certificates provided to the Credit Agreement Lenders under our Credit Agreement, all of which have since been remedied. While the Credit Agreement Lenders determined the calculation error resulted in certain technical defaults under the Credit Agreement (including us not being in compliance with certain debt covenants), we and the Credit Agreement Lenders entered into a Waiver and Amendment Agreement (the “Waiver Agreement”) on October 24, 2023, pursuant to which the Credit Agreement Lenders waived all of the defaults and we agreed to certain temporary enhanced reporting requirements and temporary restrictions on certain payments. These enhanced reporting requirements and restrictions will cease once we achieve certain excess availability thresholds. At no time prior to or following entering into the Waiver Agreement were we prevented from borrowing under the Credit Agreement in the ordinary course in accordance with its terms.
As of February 12, 2024, Mithaq had acquired more than 50% of our outstanding shares of common stock. Mithaq’s acquisition of our common stock resulted in a change of control of the Company, thereby triggering an event of default under the Credit Agreement. As a result of this event of default, we became subject to cash dominion by the Credit Agreement Lenders.
On February 29, 2024, we and the Credit Agreement Lenders entered into a forbearance agreement, pursuant to which, among other things, the Credit Agreement Lenders agreed to forbear from enforcing certain rights and remedies (other than cash dominion and increasing the interest rate payable on borrowings outstanding under the Credit Agreement to the default interest rate) under the Credit Agreement during a limited forbearance period, and which contemplated a permanent waiver of the change of control default upon the satisfaction of certain conditions.

Also on February 29, 2024, we and certain of our subsidiaries entered into an interest-free unsecured subordinated promissory note with Mithaq, providing for up to $78.6 million in term loans (the “Initial Mithaq Term Loan”). We received $30 million on February 29, 2024 and $48.6 million on March 8, 2024. The Initial Mithaq Term Loan matures on February 15, 2027.
In addition, on February 29, 2024, we and Mithaq entered into a letter agreement for purposes of, among other things, ensuring an orderly transition of the governance of the Company following the change of control. As of the date of filing of this Annual Report on Form 10-K, the size of our Board of Directors has been reduced from ten to six, and other than our Chief Executive Officer, all other then members of the Board of Directors have resigned and have been replaced by designees of Mithaq.
On April 16, 2024, we and certain of our subsidiaries entered into a new financing agreement with Mithaq for a Shariah-compliant unsecured and subordinated $90 million term loan (the “New Mithaq Term Loan”). The New Mithaq Term Loan matures on April 16, 2027, and requires monthly payments equivalent to interest charged at the Secured Overnight Financing Rate (“SOFR”) plus 4.000% per annum, with such monthly payments to Mithaq deferred until April 30, 2025. We received the funds from the New Mithaq Term Loan on April 18, 2024 and a portion of those funds were used to repay our $50 million term loan under the Credit Agreement.
Also on April 16, 2024, we and certain of our subsidiaries entered into a seventh amendment to the Credit Agreement (the “Seventh Amendment”) with the Credit Agreement Lenders that, among other things, provided a permanent waiver of the change of control event of default. The Seventh Amendment reduced the ABL Credit Facility to $433.0 million and, until we achieve certain excess availability thresholds, preserved the temporary enhanced reporting requirements under the Waiver Agreement and continued to impose cash dominion. The Seventh Amendment also modified certain existing requirements to restrict certain payments, including the repurchase of shares and the payment of dividends.
On May 2, 2024, we entered into a commitment letter with Mithaq for a Shariah-compliant $40.0 million senior unsecured credit facility (the “Mithaq Credit Facility”). Under the Mithaq Credit Facility, we may request for advances at any time up to July 1, 2025. If any debt is incurred under the Mithaq Credit Facility, it shall require monthly payments equivalent to interest charged at the SOFR plus 5.000% per annum. Additionally, such debt shall require no mandatory prepayments and shall mature no earlier than July 1, 2025.
In addition, the lease for our distribution center in Toronto, Canada (“TODC”) expired in April 2024. We moved these operations to the United States to our current distribution center in Alabama as of the end of the first quarter of Fiscal 2024.
Also, as of February 2024, a purported class action was filed against us, pending in the United States District Court of New Jersey. The complaint purports to assert claims under the federal securities laws, alleging that we made materially false and/or misleading statements, and failed to disclose material adverse facts to our investors, which the complaint alleges led to a drop in the price of the Company’s common stock. See “Item 3. Legal Proceedings” of this Form 10-K for further information.
Operating Highlights
Net sales decreased $106.0 million, or 6.2%, to $1.603 billion during Fiscal 2023 from $1.708 billion during Fiscal 2022, primarily due to reductions in retail sales due to lower store count and traffic declines to stores, partially offset by continued strength in e-commerce and an increase in wholesale revenue. During Fiscal 2023, we closed 90 stores and did not open any new stores. Comparable retail sales decreased 4.7% for Fiscal 2023.
Gross profit decreased $68.9 million, or 13.4%, to $445.3 million during Fiscal 2023 from $514.2 million during Fiscal 2022. Gross margin decreased 230 basis points to 27.8% during Fiscal 2023 from 30.1% during Fiscal 2022. The decrease was primarily the result of lower retail revenue attributed to reduced store count and traffic declines and the related lower merchandise margins on those sales. Additionally, gross profit margin was impacted by a significantly larger wholesale business which operates at a lower gross margin rate but is accretive to operating margin. Gross profit was also impacted by higher than planned distribution and fulfillment costs due to growth in our e-commerce business and the deleveraging of fixed expenses resulting from the decline in net sales.
Operating loss increased $(82.3) million to a loss of $(83.8) million during Fiscal 2023 from a loss of $(1.5) million during Fiscal 2022. Operating loss was impacted by an impairment charge of $29.0 million on the Gymboree tradename, primarily due to an increase in the discount rate used to value the tradename and reductions in Gymboree sales forecasts, and $5.6 million of impairment charges to stores during the year. Operating margin deleveraged 510 basis points to (5.2)% of net sales.

Net loss increased $(153.4) million to a loss of $(154.5) million, or $(12.36) per diluted share, during Fiscal 2023, compared to a loss of $(1.1) million, or $(0.09) per diluted share, during Fiscal 2022, primarily due to the factors discussed above, in addition to higher interest expense due to higher borrowings and higher average interest rates associated with our revolving credit facility and term loan, and the establishment of a valuation allowance against our net deferred tax assets in the fourth quarter of Fiscal 2023.
While we continue to face a challenging macroeconomic environment, including increases in the cost of goods and services necessary to produce, import, and distribute our products, we continue to focus on our key strategic growth initiatives – superior product, digital transformation, alternative channels of distribution, and fleet optimization.
Digital remains our top priority and we continue to expand our digital capabilities. We have expanded our partnerships with our outside providers to help us monitor and reallocate our marketing budgets in a more efficient and timely manner to drive acquisition, retention and reactivation. The results from our new marketing strategies have been very encouraging and we continue to position marketing as a key growth lever in Fiscal 2024 and beyond. As our digital business continues to expand, we continue to strengthen our partnership with our third party logistics providers in an effort to provide our customers with a best-in-class digital experience.
We have closed 676 stores since the announcement of our fleet optimization initiative in 2013, including 90 during Fiscal 2023. With over 75% of our store fleet coming up for lease action in the next 24 months, we continue to maintain meaningful financial flexibility in our lease portfolio. The average unexpired lease term for our stores is approximately 1.8 years in the United States, Puerto Rico, and Canada.
In November 2021, our Board of Directors authorized a $250.0 million share repurchase program (the “Share Repurchase Program”). Currently, pursuant to the terms of our Credit Agreement as amended by its Seventh Amendment described above, we are not expecting to repurchase any shares in Fiscal 2024, except as described above in “Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”, pursuant to our practice as a result of our insider trading policy. During Fiscal 2023, we repurchased approximately 0.2 million shares of our common stock for $7.1 million, consisting of shares surrendered to cover tax withholdings associated with the vesting of equity awards. As of February 3, 2024, there was $157.2 million remaining availability under the Share Repurchase Program.
We have subsidiaries whose operating results are based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars. The table below summarizes the average translation rates that most significantly impact our operating results:

	Fiscal Years Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Average Translation Rates (1)
Canadian dollar	0.7414	0.7469	0.7986
Hong Kong dollar	0.1277	0.1277	0.1286
____________________________________________
(1)The average translation rates are the average of the monthly translation rates used during each fiscal year to translate the respective income statements. Each rate represents the U.S. dollar equivalent of the respective foreign currency.

CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the amounts of revenues and expenses reported during the period. We continuously review the appropriateness of the estimates used in preparing our financial statements; however, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. Consequently, actual results could differ materially from our estimates. “Note 1. Basis of Presentation and Summary of Significant Accounting Policies” of the Consolidated Financial Statements, “Item 8. Financial Statements and Supplementary Data” of this Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements.
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
We review all stores that have reached comparable sales status for impairment on at least an annual basis, or sooner if circumstances so dictate. We believe waiting this period of time allows a store to reach a maturity level where a more comprehensive analysis of financial performance can be performed. For each store that shows indications of impairment, we perform a recoverability test comparing estimated undiscounted future cash flows to the carrying value of the related long-lived assets. If the undiscounted future cash flows are less than the related net book value of the long-lived assets, they are written down to their fair market value. We primarily use discounted future cash flows directly associated with those assets, which consist principally of property and equipment and right-of-use (“ROU”) lease assets, to determine their fair market values. Estimating the fair market value of long-lived assets using the discounted cash flow model requires management to estimate future revenues, expenses, discount rates, long-term growth rates, and other factors in order to project future cash flows. The assumptions used to assess impairment consider external and internal factors. External factors comprise the local environment in which the store resides, including mall traffic, competition, and their effect on sales trends, as well as macroeconomic factors, such as inflationary pressures impacting our customer, and changes in product input costs, transportation costs, distribution costs and wage rates. Internal factors include our ability to gauge the fashion taste of our customers, control over variable costs such as cost of sales and payroll, and in certain cases, our ability to renegotiate lease costs. In addition, the Company utilizes market-corroborated inputs, including sales per square foot and cost of occupancy rates, in its calculation of the fair value of its ROU assets and any necessary discounting required for rent rates based on macroeconomic conditions or local mall conditions. If external factors should change unfavorably, if actual sales should differ from our projections, or if our ability to control costs is insufficient to sustain the necessary cash flows, changes in these estimates can have a significant impact on the assessment of fair market value, which could result in material impairment charges.
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
We performed our annual impairment assessment of the Gymboree tradename as of December 31, 2023. Based on this assessment, we recorded an impairment charge of $29.0 million on the tradename, primarily due to an increase in the discount rate used to value the tradename and reductions in Gymboree sales forecasts, which reduced the carrying value to its fair value of $41.0 million. The discount rate used in our annual impairment testing was 15.0%, which was developed with the assistance of an independent third-party valuation specialist.
Unfavorable changes in certain of our key assumptions may affect future testing results. For example, keeping all other assumptions constant, a 100-basis point increase in the discount rate would result in further impairment charges of approximately $3.0 million or a 10% decrease in forecasted revenue would result in further impairment charges of approximately $4.0 million.
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

A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In determining the need for valuation allowances, we consider projected future taxable income, the availability of tax planning strategies, taxable income in prior carryback years, and future reversals of existing taxable temporary differences. The assumptions utilized in determining future taxable income require significant judgment. Actual operating results in future years could differ from our current assumptions, judgments and estimates. If we determine that we would not be able to realize our recorded deferred tax assets, an increase in the valuation allowance would decrease earnings in the period in which such determination is made. As of February 3, 2024, we believe it is not more likely than not that future taxable income will be sufficient to allow us to recover substantially all of the value assigned to our deferred tax assets. Thus, in Fiscal 2023, we increased our valuation allowance to $69.9 million, primarily related to assets in the U.S.
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
Stock-Based Compensation
We account for stock-based compensation according to the provisions of FASB ASC 718— Compensation-Stock Compensation. We grant time-vesting and performance-based stock awards to employees at senior management levels. We also grant time-vesting stock awards to our non-employee directors. Time-vesting awards are granted in the form of restricted stock units that require each recipient to complete a service period (“Deferred Awards”). Deferred Awards granted to employees generally vest ratably over three years. Deferred Awards granted to non-employee directors generally vest after one year. Performance-based stock awards are granted in the form of restricted stock units, which have performance criteria that must be achieved for the awards to be earned, in addition to a service period requirement (“Performance Awards”), and each Performance Award has a defined number of shares that an employee can earn (the “Target Shares”). With the approval of the Human Capital & Compensation Committee, we may settle vested Deferred Awards and Performance Awards in shares, in a cash amount equal to the market value of such shares at the time all requirements for delivery of the award have been met, or in part shares and cash. For Performance Awards granted in Fiscal 2023 and Fiscal 2022, employees may earn from 0% to 200% of their Target Shares, and for Performance Awards granted in Fiscal 2021, employees may earn from 0% to 300% of their Target Shares, based on the terms of the award and our achievement of certain performance goals established at the beginning of the applicable service period. Performance Awards cliff vest, if earned, after completion of the applicable service period, which is generally three years. The expense (benefit) recognized for Performance Awards throughout the service period and the number of shares that are projected to ultimately vest, are based on the estimated degree to which the related performance metrics are expected to be achieved. Actual performance may differ from such projections, which would impact the number of shares that vest and the total amount of expense (benefit) recognized for the related Performance Awards, which could have a material impact on our consolidated financial statements.
As discussed in “Note 18. Subsequent Events” of the Consolidated Financial Statements, “Item 8. Financial Statements and Supplementary Data” of this Form 10-K, there was a change of control of the Company in February 2024, which triggered a conversion of all Performance Awards into service-based Performance Awards. As a result, the Fiscal 2023, Fiscal 2022 and Fiscal 2021 Performance Awards are all expected to vest at their Target Shares on their respective vesting dates without regard to the achievement of any of the performance metrics associated with those awards.
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

Recently Issued Accounting Standards
Refer to “Note 1. Basis of Presentation and Summary of Significant Accounting Policies” of the Consolidated Financial Statements, “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for discussion regarding the impact of recently issued accounting standards on our consolidated financial statements.

RESULTS OF OPERATIONS
We believe that our e-commerce and brick-and-mortar retail store operations are highly interdependent, with both sharing common customers purchasing from a common pool of product inventory. Accordingly, we believe that consolidated omni-channel reporting presents the most meaningful and appropriate measure of our performance, including net sales.
The following table sets forth, for the periods indicated, selected data from our Statements of Operations expressed as a percentage of Net sales. We primarily evaluate the results of our operations as a percentage of Net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of Net sales (i.e., “basis points”). For example, SG&A increased approximately 90 basis points to 27.9% of Net sales during Fiscal 2023 from 27.0% during Fiscal 2022. Accordingly, to the extent that our sales have increased at a faster rate than our costs (i.e., “leveraging”), the more efficiently we have utilized the investments we have made in our business. Conversely, if our sales decrease or if our costs grow at a faster pace than our sales (i.e., “deleveraging”), we have utilized the investments we have made in our business less efficiently.

	Fiscal Years Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Net sales	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization)	72.2	69.9	58.5
Gross profit	27.8	30.1	41.5
Selling, general, and administrative expenses	27.9	27.0	24.0
Depreciation and amortization	2.9	3.0	3.0
Asset impairment charges	2.2	0.2	0.1
Operating income (loss)	(5.2)	(0.1)	14.4
Interest expense, net	(1.9)	(0.8)	(1.0)
Income (loss) before provision (benefit) for income taxes	(7.1)	(0.9)	13.4
Provision (benefit) for income taxes	2.5	(0.8)	3.6
Net income (loss)	(9.6)%	(0.1)%	9.8%
Number of Company stores, end of period	523	613	672
The following table sets forth Net sales by segment, for the periods indicated:

	Fiscal Years Ended
	February 3, 2024	January 28, 2023	January 29, 2022
	(in thousands)
Net sales:
The Children’s Place U.S.	$1,457,352	$1,533,934	$1,723,887
The Children’s Place International	145,156	174,548	191,477
Total Net sales	$1,602,508	$1,708,482	$1,915,364
Fiscal 2023 Compared to Fiscal 2022
Net sales decreased $106.0 million, or 6.2%, to $1.603 billion during Fiscal 2023 from $1.708 billion during Fiscal 2022, primarily due to reductions in retail sales due to lower store count and traffic declines to stores, partially offset by continued strength in e-commerce and an increase in wholesale revenue. Comparable retail sales decreased 4.7% for Fiscal 2023.
The Children’s Place U.S. Net sales decreased $76.7 million, or 5.0%, to $1.457 billion during Fiscal 2023, compared to $1.534 billion during Fiscal 2022. The decrease was primarily due to reductions in retail sales due to lower store count and traffic declines to stores, partially offset by continued strength in e-commerce and an increase in wholesale revenue.

The Children’s Place International net sales decreased $29.3 million, or 16.8%, to $145.2 million during Fiscal 2023, compared to $174.5 million during Fiscal 2022. The decrease was primarily due to reductions in retail sales due to lower store count and traffic declines to stores.
Total e-commerce sales, which include postage and handling, were 53.9% of net retail sales and 48.3% of net sales during Fiscal 2023, compared to 47.7% and 44.0%, respectively, during Fiscal 2022.
Gross profit decreased $68.9 million, or 13.4%, to $445.3 million during Fiscal 2023 from $514.2 million during Fiscal 2022. Gross margin decreased 230 basis points to 27.8% of net sales during Fiscal 2023 from 30.1% during Fiscal 2022. Adjusted gross profit decreased $68.3 million to $445.3 million during Fiscal 2023, compared to $513.5 million during Fiscal 2022. The decrease was primarily the result of lower retail revenue attributed to reduced store count and traffic declines and the related lower merchandise margins on those sales. Additionally, gross profit margin was impacted by a significantly larger wholesale business which operates at a lower gross margin rate but is accretive to operating margin. Gross profit was also impacted by higher than planned distribution and fulfillment costs due to growth in our e-commerce business and the deleveraging of fixed expenses resulting from the decline in net sales.
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
Selling, general, and administrative expenses decreased $13.6 million, or 3.0%, to $447.3 million during Fiscal 2023 from $461.0 million during Fiscal 2022. As a percentage of net sales, SG&A increased 90 basis points to 27.9% during Fiscal 2023 from 27.0% during Fiscal 2022. Fiscal 2023 results included incremental operating expenses, including restructuring costs of $10.5 million, fleet optimization costs of $3.1 million, a reserve of $3.0 million for a customer lawsuit, contract termination costs of $3.0 million, professional and consulting fees of $1.8 million, offset by a settlement payment received of $6.5 million. Fiscal 2022 results included incremental expenses, including restructuring costs of $1.9 million, fleet optimization costs of $1.8 million, professional and consulting fees of $0.7 million, a provision for foreign settlement of $0.4 million, and a provision for legal settlement of $0.4 million. Excluding the impact of these charges, SG&A expenses deleveraged 30 basis points to 27.0% of net sales, compared to 26.7%, primarily as a result of the deleveraging of fixed expenses resulting from the decline in net sales and higher planned marketing spending, partially offset by permanent reductions in store payroll and home office payroll, and reductions in variable performance-based equity compensation.
Asset impairment charges were $34.5 million during Fiscal 2023 for long-lived assets, inclusive of property and equipment and ROU assets, of $5.6 million and the Gymboree tradename of $29.0 million. Asset impairment charges were $3.3 million during Fiscal 2022 for long-lived assets, inclusive of property and equipment and ROU assets. The impairment of the Gymboree tradename in Fiscal 2023 was primarily due to an increase in the discount rate used to value the tradename and reductions in Gymboree sales forecasts. The remaining impairment charges were related to underperforming stores identified in our ongoing store portfolio evaluation.
Depreciation and amortization was $47.2 million during Fiscal 2023, compared to $51.5 million during Fiscal 2022. This decrease was primarily driven by reduced depreciation of capitalized software, the permanent closure of 90 stores during Fiscal 2023, and a decrease in net book value as a result of the impairment charges recorded in Fiscal 2023, partially offset by the accelerated depreciation related to the voluntary early termination of the corporate office lease.
Operating loss increased $(82.3) million to $(83.8) million during Fiscal 2023 from $(1.5) million during Fiscal 2022. Operating margin deleveraged 510 basis points to (5.2)% of net sales in Fiscal 2023. Operating loss was impacted by an impairment charge of $29.0 million on the Gymboree tradename, primarily due to an increase in the discount rate used to value the tradename and reductions to future Gymboree sales forecasts, and $5.6 million of impairment charges to stores during the year. Fiscal 2023 and Fiscal 2022 results included incremental operating expenses of $51.3 million and $8.6 million, respectively, as described above, and included all asset impairment charges recorded. Excluding the impact of these incremental charges, adjusted operating loss was $(32.5) million during Fiscal 2023, compared to adjusted operating income of $7.1 million during Fiscal 2022, and deleveraged 240 basis points to (2.0)% of net sales.
Interest expense, net was $30.0 million during Fiscal 2023, compared to $13.2 million during Fiscal 2022. The increase was largely driven by higher borrowings and higher average interest rates associated with our revolving credit facility and term loan due to continued market-based rate increases.

Provision (benefit) for income taxes was a provision of $40.7 million during Fiscal 2023, compared to a benefit of $(13.6) million during Fiscal 2022. Our effective tax rate was a provision of 35.8% and a benefit of (92.3)% during Fiscal 2023 and Fiscal 2022, respectively. The change in the provision (benefit) for income taxes was primarily driven by the establishment of a valuation allowance against our net deferred tax assets in the fourth quarter of Fiscal 2023 and by the release of a reserve for unrecognized tax benefits as a result of a settlement with a taxing authority in Fiscal 2022. The change in the effective tax rate for Fiscal 2023 compared to Fiscal 2022 was primarily driven by a larger pretax loss compared to the prior year, along with the items noted immediately above.
Net loss increased $(153.4) million to $(154.5) million, or $(12.36) per diluted share, during Fiscal 2023, compared to $(1.1) million, or $(0.09) per diluted share, during Fiscal 2022, due to the factors discussed above. Adjusted net loss was $(103.3) million, or $(8.26) per diluted share during Fiscal 2023, compared to $(1.1) million, or $(0.08) per diluted share, during Fiscal 2022.
Fiscal 2022 Compared to Fiscal 2021
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2023 for the Fiscal 2022 to Fiscal 2021 comparative discussion.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our working capital needs typically follow a seasonal pattern, peaking during the third fiscal quarter based on seasonal inventory purchases. Our primary uses of cash are for working capital requirements, which are principally inventory purchases; the payment of interest expense on our ABL Credit Facility and, prior to it being repaid in full as of the effective date of the Seventh Amendment, the term loan under the Credit Agreement; and the financing of capital projects.
On November 16, 2021, we completed the refinancing of our previous $360.0 million asset-based revolving credit facility and our previous $80.0 million term loan with a new lending group led by an affiliate of Wells Fargo Bank, National Association by entering into a fourth amendment to our Credit Agreement. The refinanced debt consisted of a $350.0 million ABL Credit Facility and a $50.0 million term loan (the “Term Loan”). Subsequently, on June 5, 2023, we entered into a fifth amendment to our Credit Agreement, pursuant to which, among other things, our ABL Credit Facility was increased to $445.0 million. See “ABL Credit Facility and Term Loan” below for further information.
In October 2023, we became aware of an inadvertent calculation error contained in the June, July and August 2023 borrowing base certificates provided to the Credit Agreement Lenders under our Credit Agreement, all of which have since been remedied. While the Credit Agreement Lenders determined the calculation error resulted in certain technical defaults under the Credit Agreement (including us not being in compliance with certain debt covenants), we and the Credit Agreement Lenders entered into a Waiver Agreement on October 24, 2023, pursuant to which the Credit Agreement Lenders waived all of the defaults and we agreed to certain temporary enhanced reporting requirements and temporary restrictions on certain payments. These enhanced reporting requirements and restrictions will cease once we achieve certain excess availability thresholds. At no time prior to or following entering into the Waiver Agreement were we prevented from borrowing under the Credit Agreement in the ordinary course in accordance with its terms.
During the first quarter of Fiscal 2024, we entered into financing agreements with our new majority shareholder, Mithaq, for a $78.6 million Initial Mithaq Term Loan and a $90 million New Mithaq Term Loan. On April 16, 2024, we and certain of our subsidiaries entered into a Seventh Amendment to the Credit Agreement with the Credit Agreement Lenders that, among other things, provided a permanent waiver of the change of control event of default that was caused by Mithaq’s acquisition of more than 50% of our outstanding shares of common stock. As of the effective date of the Seventh Amendment, the ABL Credit Facility was reduced to $433.0 million and the Term Loan was fully repaid, and until we achieve certain excess availability thresholds, the Seventh Amendment preserved the temporary enhanced reporting requirements under the Waiver Agreement and continued to impose cash dominion. On May 2, 2024, we entered into a commitment letter with Mithaq for the $40.0 million Mithaq Credit Facility. See “Recent Developments” above for further information.
Our working capital deficit increased $77.9 million to $164.3 million at February 3, 2024, compared to $86.4 million at January 28, 2023, primarily reflecting a lower inventory balance, driven by lower average unit costs and improved inventory management, as well as a decrease in receivables and an increase in accounts payable, partially offset by lower outstanding borrowings under our ABL Credit Facility. During Fiscal 2023, we repurchased approximately 0.2 million shares for $7.1 million, consisting of shares surrendered to cover tax withholding associated with the vesting of equity awards. During Fiscal 2022, we repurchased approximately 2.0 million shares for $92.9 million, consisting of shares repurchased on the open market and shares surrendered to cover tax withholding associated with the vesting of equity awards.

At February 3, 2024, we had $226.7 million of outstanding borrowings under our ABL Credit Facility. As of February 3, 2024, we had total liquidity of $37.9 million, including $24.3 million of availability under our ABL Credit Facility (after factoring in our excess availability requirement), and $13.6 million of cash on hand. At February 3, 2024, we had $7.4 million of outstanding letters of credit with an additional $42.6 million available for issuing letters of credit under our ABL Credit Facility.
At April 30, 2024, we had $204.1 million of outstanding borrowings under our ABL Credit Facility. As of April 30, 2024, we had total liquidity of $48.8 million, including $44.8 million of availability under our ABL Credit Facility (after factoring in our excess availability requirement), and $4.0 million of cash on hand. At April 30, 2024, we had $12.2 million of outstanding letters of credit with an additional $37.8 million available for issuing letters of credit under our ABL Credit Facility.
We expect to be able to meet our working capital and capital expenditure requirements for the foreseeable future by using our cash on hand, cash flows from operations, and availability under our ABL Credit Facility.
ABL Credit Facility and Term Loan
As of February 3, 2024, we and certain of our subsidiaries maintained the $445.0 million ABL Credit Facility and the $50.0 million Term Loan with Wells Fargo, Truist Bank, Bank of America, N.A., HSBC Business Credit (USA) Inc., JPMorgan Chase Bank, N.A., and PNC Bank as lenders and Wells Fargo, as Administrative Agent, Collateral Agent, Swing Line Lender and Term Agent. Both the ABL Credit Facility and the Term Loan would mature in November 2026.
The ABL Credit Facility included a $25.0 million Canadian sublimit and a $50.0 million sublimit for standby and documentary letters of credit.
Under the ABL Credit Facility, based on the amount of our average daily excess availability under the facility, borrowings outstanding bore interest, at our option, at:
(i)the prime rate per annum, plus a margin of 1.250% or 1.500%; or
(ii)the SOFR per annum, plus a margin of 2.000% or 2.250%.
We were charged a fee of 0.200% on the unused portion of the commitments. Letter of credit fees ranged from 1.000% to 1.125% for commercial letters of credit and ranged from 1.500% to 1.750% for standby letters of credit. Letter of credit fees were determined based on the amount of our average daily excess availability under the facility. The amount available for loans and letters of credit under the ABL Credit Facility was determined by a borrowing base consisting of certain credit card receivables, certain trade receivables, certain inventory, and the fair market value of certain real estate, subject to certain reserves.
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
Letter of credit fees would range from 0.688% to 0.813% for commercial letters of credit and would range from 0.875% to 1.125% for standby letters of credit. Letter of credit fees would be determined based on the amount of our average daily excess availability under the facility.
For Fiscal 2023, Fiscal 2022, and Fiscal 2021, we recognized $24.2 million, $10.2 million, and $7.0 million, respectively, in interest expense related to the ABL Credit Facility.
The outstanding obligations under the ABL Credit Facility may be accelerated upon the occurrence of certain events, including, among others, non-payment, breach of covenants, the institution of insolvency proceedings, defaults under other material indebtedness, and a change of control, subject, in the case of certain defaults, to the expiration of applicable grace periods. We were not subject to any early termination fees.
The ABL Credit Facility contained covenants, which include conditions on stock buybacks and the payment of cash dividends or similar payments, and a fixed-charge coverage ratio covenant, which only would become effective in the event that borrowings and other uses of credit exceeded the maximum borrowing availability (as reflected in the table below), based on our ability to maintain a certain amount of excess availability for borrowings (the “excess availability threshold”). These covenants also limited our ability to incur certain liens, to incur certain indebtedness, to make certain investments, acquisitions, or dispositions or to change the nature of our business.

Credit extended under the ABL Credit Facility was secured by a first priority security interest in substantially all of our U.S. and Canadian assets other than intellectual property, certain furniture, fixtures, equipment, and pledges of subsidiary capital stock, and a second priority security interest in our intellectual property, certain furniture, fixtures, equipment, and pledges of subsidiary capital stock.
The table below presents the components of our ABL Credit Facility as of the end of Fiscal 2023 and Fiscal 2022:

	February 3, 2024	January 28, 2023
	(in millions)
Total borrowing base availability, net of the excess availability threshold, as applicable	$258.4	$363.8
Credit facility maximum, net of the excess availability threshold, as applicable	400.5	315.0
Maximum borrowing availability (1)	258.4	315.0

Outstanding borrowings	226.7	287.0
Letters of credit outstanding—standby	7.4	7.4
Utilization of credit facility at end of period	234.1	294.4

Availability (2)	$24.3	$20.6

Interest rate at end of period	8.1%	5.9%

	February 3, 2024	January 28, 2023
	(in millions)
Average end of day loan balance during the period	$315.5	$274.9
Highest end of day loan balance during the period	$379.4	$297.7

Average interest rate	7.5%	3.7%
____________________________________________
(1)Lower of the credit facility maximum and the total borrowing base availability, both net of the excess availability threshold.
(2)The sub-limit availability for letters of credit was $42.6 million at February 3, 2024, January 28, 2023, and January 29, 2022.
The Term Loan bore interest, payable monthly, at (a) the SOFR per annum plus 2.750% for any portion that was a SOFR loan, or (b) the base rate per annum plus 2.000% for any portion that was a base rate loan. The Term Loan was pre-payable at any time without penalty, and did not require amortization. For Fiscal 2023, Fiscal 2022, and Fiscal 2021, we recognized $4.0 million, $2.3 million, and $5.9 million, respectively, in interest expense related to the Term Loan.
The Term Loan was secured by a first priority security interest in our intellectual property, certain furniture, fixtures, equipment, and pledges of subsidiary capital stock, and a second priority security interest in the collateral securing the ABL Credit Facility on a first-priority basis. The Term Loan was guaranteed by each of our subsidiaries that guaranteed the ABL Credit Facility and contained substantially the same covenants as provided in the ABL Credit Facility.
Both the ABL Credit Facility and the Term Loan contained customary events of default, which included (subject in certain cases to customary grace and cure periods) nonpayment of principal or interest, breach of covenants, failure to pay certain other indebtedness, and certain events of bankruptcy, insolvency or reorganization, such as a change of control. As of February 3, 2024 and January 28, 2023, unamortized deferred financing costs amounted to $2.4 million and $2.3 million, of which $2.2 million and $2.0 million related to our ABL Credit Facility.
During the first quarter of Fiscal 2024, we entered into financing agreements with our new majority shareholder, Mithaq, and on April 16, 2024, among other things, we and certain of our subsidiaries entered into a Seventh Amendment to the Credit Agreement with the Credit Agreement Lenders. As of the effective date of the Seventh Amendment, the ABL Credit Facility was reduced to $433.0 million and the Term Loan was fully repaid. See “Recent Developments” above for further information.
Cash Flows and Capital Expenditures
Cash provided by operating activities was $92.8 million during Fiscal 2023, compared to $8.2 million of cash used in operating activities during Fiscal 2022. Cash provided by operating activities during Fiscal 2023 was primarily the result of a lower inventory balance, reflecting lower average unit costs, and improved inventory management, as well as an increase in accounts payable and other planned changes in working capital. Cash used in operating activities during Fiscal 2022 was primarily the result of a higher inventory balance, reflecting higher average unit costs, higher inbound transportation costs, and amounts on hand to support growth initiatives, as well as other planned changes in working capital, partially offset by the receipt of a net income tax refund of $15.0 million.
Cash used in investing activities was $27.8 million during Fiscal 2023, compared to $45.9 million during Fiscal 2022. The decrease was driven by lower capital expenditures incurred during the year.
Cash used in financing activities was $68.3 million during Fiscal 2023, compared to cash provided by financing activities of $17.1 million during Fiscal 2022. The increase primarily resulted from higher net payments under our ABL Credit Facility.
Our ability to continue to meet our capital requirements in Fiscal 2024 depends on our cash on hand, our ability to generate cash flows from operations, and available borrowings under our ABL Credit Facility. Cash flows generated from operations depends on our ability to achieve our financial plans. We believe that our cash on hand, cash generated from operations, and funds available to us through our ABL Credit Facility will be sufficient to fund our capital and other cash requirements for the foreseeable future.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
For a discussion of our contractual obligations and commercial commitments, see “Note 8. Leases”, “Note 9. Debt”, and “Note 10. Commitments and Contingencies” of the Consolidated Financial Statements, “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.
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
The following table sets forth certain statement of operations data for each of our last four fiscal quarters. The quarterly statement of operations data set forth below reflect, in our opinion, all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the results of operations for these fiscal quarters (unaudited):

	Fiscal Year Ended February 3, 2024
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except diluted earnings (loss) per common share)
Net sales	$321,640	$345,599	$480,234	$455,034
Gross profit	96,462	87,759	162,052	98,911
Selling, general, and administrative expenses	112,931	111,965	104,770	117,587
Depreciation and amortization	11,848	11,953	11,732	11,652
Asset impairment charges	1,750	782	583	31,429
Operating income (loss)	(30,067)	(36,941)	44,967	(61,757)
Interest expense, net	(5,903)	(7,641)	(7,939)	(8,518)
Income (loss) before provision (benefit) for income taxes	(35,970)	(44,582)	37,028	(70,275)
Provision (benefit) for income taxes	(7,136)	(9,227)	(1,454)	58,561
Net income (loss)	$(28,834)	$(35,355)	$38,482	$(128,836)

Diluted earnings (loss) per common share	$(2.33)	$(2.82)	$3.05	$(10.26)
Diluted weighted average common shares outstanding	12,374	12,522	12,619	12,556

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
Interest Rates
Our ABL Credit Facility bore interest at a floating rate equal to the prime rate or SOFR, plus a calculated spread based on our average daily excess availability under the facility. As of February 3, 2024, we had $226.7 million in borrowings under our ABL Credit Facility. A 10% change in the prime rate or SOFR would not have had a material impact on our interest expense.
Our Term Loan bore interest, payable monthly, at (a) the SOFR per annum plus 2.750% for any portion that was a SOFR loan, or (b) the base rate per annum plus 2.000% for any portion that was a base rate loan. As of February 3, 2024, the outstanding balance of the Term Loan was $50.0 million. A 10% change in the SOFR would not have had a material impact on our interest expense. As of the effective date of the Seventh Amendment, our Term Loan has been fully repaid. See “Recent Developments” above for further information.
During the first quarter of Fiscal 2024, we entered into the New Mithaq Term Loan, which requires monthly payments equivalent to interest charged at the SOFR per annum plus 4.000% per annum, with such monthly payments to Mithaq deferred until April 30, 2025. We also entered into a commitment letter for the Mithaq Credit Facility. If any debt is incurred under the Mithaq Credit Facility, it shall require monthly payments equivalent to interest charged at the SOFR plus 5.000% per annum. See “Recent Developments” above for further information.
Assets and Liabilities of Foreign Subsidiaries
Assets and liabilities outside the United States are primarily located in Canada and Hong Kong, where our investments in our subsidiaries are considered long-term. As of February 3, 2024, net assets in Canada and Hong Kong amounted to $5.5 million. A 10% increase or decrease in the Canadian and Hong Kong foreign currency exchange rates would increase or decrease the corresponding net investment by $0.6 million. All changes in the net investments in our foreign subsidiaries are recorded in other comprehensive income (loss).
As of February 3, 2024, we had $3.9 million of our cash and cash equivalents held in foreign subsidiaries, of which $1.5 million was in India, $1.3 million was in China, $0.5 million was in Canada, $0.4 million was in Hong Kong, and $0.2 million was held in other foreign countries.
Foreign Operations
We have exchange rate exposure primarily with respect to certain revenues and expenses denominated in Canadian dollars. As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses. Assuming a 10% change in foreign currency exchange rates, Fiscal 2023 net sales would have decreased or increased by approximately $13.1 million, and total costs and expenses would have decreased or increased by approximately $15.9 million. Additionally, we have foreign currency denominated receivables and payables that, when settled, result in transaction gains or losses. A 10% change in foreign currency exchange rates would not result in a significant transaction gain or loss in earnings.
We import a vast majority of our merchandise from foreign countries, primarily Vietnam, Bangladesh, Ethiopia, Cambodia, Kenya, India, and China. Consequently, any significant or sudden change in the political, foreign trade, financial, banking, or currency policies and practices, or the occurrence of significant labor unrest in these countries, could have a material adverse impact on our business, financial position, results of operations, and cash flows.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The information required by this Item is incorporated herein by reference to the consolidated financial statements and supplementary data set forth in “Item 15. Exhibits and Financial Statement Schedules” of Part IV of this Form 10-K.

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
Management, including our Chief Executive Officer and President and our Chief Operating Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of February 3, 2024.
Based on that evaluation, our Chief Executive Officer and President and our Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level, as of February 3, 2024, to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive, principal accounting, and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Chief Operating Officer and Chief Financial Officer, we conducted an evaluation of the design and effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of February 3, 2024. Our independent registered public accounting firm that audited the consolidated financial statements included in this annual report has issued an attestation report on our internal control over financial reporting, which is included herein.

Remediation of Material Weakness
As previously reported in Item 4. “Controls and Procedures” of our Quarterly Report on Form 10-Q for the quarter ended October 28, 2023, in connection with our assessment of the effectiveness of internal control over financial reporting as of October 28 2023, we identified a material weakness in the operation of our internal control related to the review of the borrowing base calculation provided to the Credit Agreement Lenders under our Credit Agreement, resulting in certain technical defaults for which we obtained a waiver, subject to certain temporary enhanced reporting requirements and temporary restrictions on certain payments. We have completed execution of our remediation plan for this material weakness and, as of February 3, 2024, successfully remediated this material weakness by implementing additional review procedures over the accuracy of the borrowing base calculation, in consideration of any recent amendments to the Credit Agreement.
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of The Children’s Place, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited The Children’s Place, Inc. and subsidiaries’ internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Children’s Place, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 3, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 3, 2024 and January 28, 2023, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity (deficit) and cash flows for each of the three years in the period ended February 3, 2024, and the related notes and our report dated May 3, 2024 expressed an unqualified opinion thereon.
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

/S/ Ernst & Young LLP

Iselin, New Jersey
May 3, 2024

ITEM 9B.    OTHER INFORMATION.
On May 2, 2024, we entered into a commitment letter with Mithaq for a Shariah-compliant $40.0 million senior unsecured credit facility (the “Mithaq Credit Facility”). Under the Mithaq Credit Facility, we may request for advances at any time up to July 1, 2025. If any debt is incurred under the Mithaq Credit Facility, it shall require monthly payments equivalent to interest charged at the SOFR plus 5.000% per annum. Additionally, such debt shall require no mandatory prepayments and shall mature no earlier than July 1, 2025.
The foregoing description of the Mithaq Credit Facility is qualified in its entirety by reference to the full text thereof, a copy of which is filed herewith as Exhibit 10.27 and is incorporated herein by reference.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required to be included by Item 10 of Form 10-K will be set forth in the Company’s proxy statement for its 2024 annual meeting of stockholders to be filed with the SEC within 120 days after February 3, 2024 (the “Proxy Statement”) and is incorporated by reference herein.

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

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)(1) Financial Statements
The following documents are filed as part of this report:

Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	55

Consolidated Balance Sheets as of February 3, 2024 and January 28, 2023	57

Consolidated Statements of Operations for the fiscal years ended February 3, 2024, January 28, 2023, and January 29, 2022	58

Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended February 3, 2024, January 28, 2023, and January 29, 2022	59

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the fiscal years ended February 3, 2024, January 28, 2023, and January 29, 2022	60

Consolidated Statements of Cash Flows for the fiscal years ended February 3, 2024, January 28, 2023, and January 29, 2022	61

Notes to Consolidated Financial Statements	62

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of The Children’s Place, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Children’s Place, Inc. and subsidiaries (the Company) as of February 3, 2024 and January 28, 2023, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended February 3, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 3, 2024 and January 28, 2023, and the results of its operations and its cash flows for each of the three years in the period ended February 3, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 3, 2024 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of Gymboree Tradename

Description of the Matter
At February 3, 2024, the Company’s Gymboree tradename had a carrying value of $41.0 million. As discussed in Note 1 to the consolidated financial statements, the Company tests the indefinite-lived tradename for impairment at least annually, or more frequently when events or changes in circumstances indicate that a decline in value may have occurred. An impairment loss is recognized when the fair value of tradename is less than the carrying value. As discussed in Note 4 to the consolidated financial statements, the Company performed its annual impairment assessment of the Gymboree tradename as of December 31, 2023 and recorded an impairment charge of $29.0 million in Fiscal 2023, which reduced the carrying value to its fair value of $41.0 million as of February 3, 2024.

Auditing management’s Gymboree tradename impairment test is complex and involves a high degree of subjectivity due to the level of management judgment and estimation necessary to determine the fair value of the tradename. The significant assumptions used in management’s fair value analysis includes future net sales for the brand, royalty rates, and the weighted average cost of capital. These assumptions are forward-looking and changes in market, industry and company-specific conditions could materially impact the determination of the fair value of the Gymboree tradename and the measurement of an impairment.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s valuation of the Gymboree tradename. This included testing management’s review controls relating to the Company’s valuation model and significant assumptions, described above.

To test the estimated fair value of the Gymboree tradename, we performed audit procedures that included, among others, assessing the valuation methodology and significant assumptions discussed above used by the Company in its analysis. We involved a valuation specialist to assist in our evaluation of the valuation model, royalty rates and the weighted average cost of capital used in the valuation. Additionally, we evaluated the completeness and accuracy of the underlying data used by the Company supporting the significant assumptions in its analysis. When evaluating the assumption related to the future net sales for the brand, we compared the forecasted information to historical results and current industry and economic trends. We also performed a sensitivity analysis of the significant assumptions to evaluate the change in the fair values that would result from changes in the significant assumptions.

/S/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Iselin, New Jersey
May 3, 2024

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	February 3, 2024	January 28, 2023
	(in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$13,639	$16,689
Accounts receivable	33,219	49,584
Inventories	362,099	447,795
Prepaid expenses and other current assets	43,169	47,875
Total current assets	452,126	561,943
Long-term assets:
Property and equipment, net	124,750	149,874
Right-of-use assets	175,351	155,481
Tradenames, net	41,123	70,891
Deferred income taxes	—	36,616
Other assets	6,958	11,476
Total assets	$800,308	$986,281

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Revolving loan	$226,715	$286,990
Accounts payable	225,549	177,147
Current portion of operating lease liabilities	69,235	78,576
Income taxes payable	5,297	6,014
Accrued expenses and other current liabilities	89,608	99,658
Total current liabilities	616,404	648,385
Long-term liabilities:
Long-term debt	49,818	49,752
Long-term portion of operating lease liabilities	118,073	96,482
Income taxes payable	9,486	17,199
Other tax liabilities	4,664	2,757
Other long-term liabilities	10,882	13,228
Total liabilities	809,327	827,803
Commitments and contingencies (see Note 10)
Stockholders’ equity (deficit):
Preferred stock, $1.00 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.10 par value, 100,000 shares authorized; 12,585 and 12,292 issued; 12,529 and 12,225 outstanding	1,259	1,229
Additional paid-in capital	141,083	150,956
Treasury stock, at cost (56 and 67 shares)	(2,909)	(3,736)
Deferred compensation	2,909	3,736
Accumulated other comprehensive loss	(16,496)	(16,247)
Retained earnings (deficit)	(134,865)	22,540
Total stockholders’ equity (deficit)	(9,019)	158,478
Total liabilities and stockholders’ equity (deficit)	$800,308	$986,281

 See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	February 3, 2024	January 28, 2023	January 29, 2022
	(in thousands, except earnings (loss) per common share)
Net sales	$1,602,508	$1,708,482	$1,915,364
Cost of sales (exclusive of depreciation and amortization)	1,157,234	1,194,320	1,120,624
Gross profit	445,274	514,162	794,740
Selling, general, and administrative expenses	447,343	460,972	459,169
Depreciation and amortization	47,186	51,464	58,417
Asset impairment charges	34,543	3,256	1,506
Operating income (loss)	(83,798)	(1,530)	275,648
Interest expense	(30,087)	(13,324)	(18,634)
Interest income	87	92	16
Income (loss) before provision (benefit) for income taxes	(113,798)	(14,762)	257,030
Provision (benefit) for income taxes	40,743	(13,624)	69,859
Net income (loss)	$(154,541)	$(1,138)	$187,171

Earnings (loss) per common share
Basic	$(12.36)	$(0.09)	$12.82
Diluted	$(12.36)	$(0.09)	$12.59

Weighted average common shares outstanding
Basic	12,501	13,041	14,597
Diluted	12,501	13,041	14,870

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Years Ended
	February 3, 2024	January 28, 2023	January 29, 2022
	(in thousands)
Net income (loss)	$(154,541)	$(1,138)	$187,171
Other comprehensive loss:
Foreign currency translation adjustment	(249)	(2,061)	(370)
Total comprehensive income (loss)	$(154,790)	$(3,199)	$186,801

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

						Accumulated			Total
			Additional		Retained	Other			Stockholders'
	Common Stock		Paid-In	Deferred	Earnings	Comprehensive	Treasury Stock		Equity
(in thousands)	Shares	Amount	Capital	Compensation	(Deficit)	Loss	Shares	Amount	(Deficit)
Balance, January 30, 2021	14,641	$1,464	$148,519	$3,165	$(42,790)	$(13,816)	(57)	$(3,165)	$93,377
Vesting of stock awards	348	35	(35)						—
Stock-based compensation expense			30,942						30,942
Purchase and retirement of common stock	(1,025)	(103)	(19,078)		(66,467)				(85,648)
Other comprehensive loss						(370)			(370)
Deferral of common stock into deferred compensation plan				278			(4)	(278)	—
Net income					187,171				187,171
Balance, January 29, 2022	13,964	$1,396	$160,348	$3,443	$77,914	$(14,186)	(61)	$(3,443)	$225,472
Vesting of stock awards	281	28	(28)						—
Stock-based compensation expense			29,150						29,150
Purchase and retirement of common stock	(1,953)	(195)	(38,514)		(54,236)				(92,945)
Other comprehensive loss						(2,061)			(2,061)
Deferral of common stock into deferred compensation plan				293			(6)	(293)	—
Net loss					(1,138)				(1,138)
Balance, January 28, 2023	12,292	$1,229	$150,956	$3,736	$22,540	$(16,247)	(67)	$(3,736)	$158,478
Vesting of stock awards	503	51	(51)						—
Stock-based compensation benefit			(5,576)						(5,576)
Purchase and retirement of common stock	(210)	(21)	(4,246)		(2,864)				(7,131)
Other comprehensive loss						(249)			(249)
Distribution of common stock from deferred compensation plan, net of deferrals				(827)			11	827	—
Net loss					(154,541)				(154,541)
Balance, February 3, 2024	12,585	$1,259	$141,083	$2,909	$(134,865)	$(16,496)	(56)	$(2,909)	$(9,019)

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	February 3, 2024	January 28, 2023	January 29, 2022
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(154,541)	$(1,138)	$187,171
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Non-cash portion of operating lease expense	83,591	88,936	100,564
Depreciation and amortization	47,186	51,464	58,417
Non-cash stock-based compensation expense (benefit), net	(5,576)	29,150	30,942
Asset impairment charges	34,543	3,256	1,506
Deferred income tax provision (benefit)	36,975	(13,675)	25,846
Loss on extinguishment of debt	—	—	3,679
Other non-cash charges, net	729	601	1,387
Changes in operating assets and liabilities:
Inventories	85,307	(20,741)	(40,870)
Accounts receivable and other assets	21,305	(28,143)	16,200
Prepaid expenses and other current assets	1,855	10,440	(7,191)
Income taxes payable, net of prepayments	(2,199)	14,690	(5,982)
Accounts payable and other current liabilities	39,955	(41,734)	(58,334)
Lease liabilities	(93,396)	(102,522)	(172,454)
Other long-term liabilities	(2,934)	1,198	(7,605)
Net cash provided by (used in) operating activities	92,800	(8,218)	133,276
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(27,559)	(45,577)	(29,307)
Change in deferred compensation plan	(231)	(371)	17
Net cash used in investing activities	(27,790)	(45,948)	(29,290)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	579,655	713,718	758,681
Repayments under revolving credit facility	(639,931)	(602,046)	(753,140)
Proceeds from issuance of term loan, net of discount	—	—	50,000
Repayment of term loan	—	—	(81,840)
Payment of debt issuance costs	(861)	—	(2,468)
Purchase and retirement of common stock, including shares surrendered for tax withholdings and transaction costs	(7,131)	(94,616)	(83,974)
Net cash provided by (used in) financing activities	(68,268)	17,056	(112,741)
Effect of exchange rate changes on cash and cash equivalents	208	(988)	(6)
Net decrease in cash and cash equivalents	(3,050)	(38,098)	(8,761)
Cash and cash equivalents, beginning of period	16,689	54,787	63,548
Cash and cash equivalents, end of period	$13,639	$16,689	$54,787
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Net cash paid (received) for income taxes	$5,775	$(14,969)	$49,563
Cash paid for interest	29,038	12,354	14,774
Purchases of property and equipment not yet paid	7,156	9,801	8,447
See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
The Children’s Place, Inc. and its subsidiaries (collectively, the “Company”) operate an omni-channel children’s specialty portfolio of brands with an industry-leading digital-first operating model. Its global retail and wholesale network includes two digital storefronts, more than 500 stores in North America, wholesale marketplaces and distribution in 16 countries through six international franchise partners. The Company designs, contracts to manufacture, and sells fashionable, high-quality apparel, accessories and footwear predominantly at value prices, primarily under the Company’s proprietary brands “The Children’s Place”, “Gymboree”, “Sugar & Jade”, and “PJ Place”.
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
Terms that are commonly used in the notes to the Company’s consolidated financial statements are defined as follows:
•Fiscal 2023 - The fifty-three weeks ended February 3, 2024
•Fiscal 2022 - The fifty-two weeks ended January 28, 2023
•Fiscal 2021 - The fifty-two weeks ended January 29, 2022
•Fiscal 2024 - The Company’s next fiscal year representing the fifty-two weeks ending February 1, 2025
•SEC - U.S. Securities and Exchange Commission
•U.S. GAAP - Generally Accepted Accounting Principles in the United States
•FASB - Financial Accounting Standards Board
•FASB ASC - FASB Accounting Standards Codification, which serves as the source for authoritative U.S. GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative U.S. GAAP for SEC registrants
Fiscal Year
The Company’s fiscal year is a 52-week or 53-week period ending on the Saturday on or nearest to January 31. Fiscal 2023 was a 53-week year, Fiscal 2022 and 2021 were 52-week years.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Liquidity
The Company incurred net losses in Fiscal 2023 and Fiscal 2022. As of February 3, 2024, the Company had an accumulated deficit of $134.9 million, a working capital deficit of $164.3 million, which included borrowings of $226.7 million under its asset-based revolving credit facility, which do not mature until November 2026, and the Company had availability under its asset-based revolving credit facility of $24.3 million. These conditions had raised concerns for the Company about its ability to fund its operations without additional liquidity. Subsequent to February 3, 2024, the Company raised additional debt financing of $168.6 million from Mithaq Capital SPC, a Cayman segregated portfolio company (“Mithaq”). The proceeds from these financings have been used to pay down the Company’s $50.0 million term loan that existed as of February 3, 2024, and the remaining proceeds were used to support the general operations of the business, including working capital. The Company plans to alleviate its liquidity concerns with additional financing. On May 2, 2024, the Company and Mithaq entered into a commitment letter pursuant to which Mithaq agreed to provide the Company an unsecured credit facility of up to $40.0 million in accordance with the terms described in “Note 18. Subsequent Events” of the Consolidated Financial Statements, “Item 8. Financial Statements and Supplementary Data” of this Form 10-K. This credit facility will be available to draw on during the availability period to augment its liquidity position, if needed. The Company concluded that its existing cash on hand, expected cash generated from operations, funds available to it through its asset-based revolving credit facility and the additional financings received from Mithaq subsequent to Fiscal 2023, including that to be provided pursuant to the commitment letter, will be sufficient to fund its capital and other cash requirements for at least the next twelve months from the date that the consolidated financial statements were issued.
Basis of Presentation
The consolidated financial statements and accompanying notes to consolidated financial statements are prepared in accordance with U.S. GAAP and include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated. As of February 3, 2024 and January 28, 2023, the Company did not have any investments in unconsolidated affiliates. FASB ASC 810—Consolidation is considered when determining whether an entity is subject to consolidation.
Certain prior period financial statements disclosures have been conformed to the current period presentation.
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
Accounts Receivable
Accounts receivable consists of credit and debit card receivables, wholesale and franchisee receivables, and other miscellaneous items. Credit and debit card receivables represent credit and debit card sales, inclusive of private label credit card sales, for which the respective third-party service company has yet to remit the cash. The unremitted balance approximates the last few days of related credit and debit card sales for each reporting period. Wholesale and franchisee receivables represent product sales and sales royalties in which cash has not yet been remitted by our partners. Bad debt associated with all sales has not been material.
Inventories
Inventories, which consist primarily of finished goods, are stated at the lower of cost or net realizable value, with cost determined on an average cost basis. The Company capitalizes certain buying, design, and supply chain costs in inventory, and these costs are reflected within Cost of sales as the inventories are sold. Inventory shrinkage is estimated based upon the historical results of physical inventory counts in the context of current year facts and circumstances.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Deferred Financing Costs
The Company capitalizes costs directly associated with acquiring third-party financing. Deferred financing costs for the asset-based revolving credit facility are included in Other assets and deferred financing costs for the term loan are recorded in Long-term debt. These costs are amortized as Interest expense over the term of the related indebtedness.
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
Intangible Assets
The Company’s intangible assets include both indefinite-lived and finite-lived assets. Intangible assets with an indefinite life consists of the acquired Gymboree tradename, which is tested for impairment annually at the end of December or whenever circumstances indicate that a decline in value may have occurred. The Company estimates the fair value of this intangible asset based on an income approach using the relief-from-royalty method. The Company’s finite-lived intangible assets consist primarily of customer lists and other acquisition-related assets. Finite-lived intangible assets are amortized over their estimated useful economic lives and are reviewed for impairment when factors indicate that an impairment may have occurred. The Company recognizes an impairment charge when the estimated fair value of the intangible asset is less than the carrying value.
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
The Company reviews all stores that have reached comparable sales status for impairment on at least an annual basis, or sooner if circumstances so dictate. The Company believes waiting this period of time allows a store to reach a maturity level where a more comprehensive analysis of financial performance can be performed. For each store that shows indications of impairment, the Company performs a recoverability test comparing estimated undiscounted future cash flows to the carrying value of the related long-lived assets. If the undiscounted cash flows are less than the related net book value of the long-lived assets, they are written down to their fair market value. The Company primarily uses discounted future cash flows directly associated with those assets, which consist principally of property and equipment and right-of-use (“ROU”) assets, to determine their fair market values. In evaluating future cash flows, the Company considers external and internal factors. External factors comprise the local environment in which the store resides, including mall traffic, competition, and their effect on sales trends, as well as macroeconomic factors, such as inflationary pressures impacting our customer, and changes in product input costs, transporting costs, distribution costs and wage rates. Internal factors include the Company’s ability to gauge the fashion taste of its customers, control variable costs such as cost of sales and payroll, and in certain cases, its ability to renegotiate lease costs. In addition, the Company utilizes market-corroborated inputs, including sales per square foot and cost of occupancy rates, in its calculation of the fair value of its ROU assets and any necessary discounting required for rent rates based on macroeconomic conditions or local mall conditions.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Leases
The Company has operating leases for retail stores, corporate offices, distribution facilities, and certain equipment. The Company’s leases have remaining lease terms ranging from less than one year up to 13 years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the lease early.
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
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss primarily consists of cumulative translation adjustments.
Treasury Stock
Treasury stock is recorded at acquisition cost. Gains and losses on disposition are recorded as increases or decreases to Additional paid-in capital with losses in excess of previously recorded gains charged directly to Retained earnings (deficit). When treasury shares are retired and returned to authorized but unissued status, the carrying value in excess of par is allocated to Additional paid-in capital and Retained earnings (deficit) on a pro rata basis.

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
A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In determining the need for valuation allowances, the Company considers projected future taxable income, the availability of tax planning strategies, taxable income in prior carryback years, and future reversals of existing taxable temporary differences. The assumptions utilized in determining future taxable income require significant judgment. Actual operating results in future years could differ from current assumptions, judgments and estimates. If the Company determines that it would not be able to realize its recorded deferred tax assets, an increase in the valuation allowance would decrease earnings in the period in which such determination is made.
The Company assesses income tax positions and records tax benefits for all years subject to examination based upon the Company’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the consolidated financial statements. The Company recognizes accrued interest and penalties for its unrecognized tax benefits as a component of tax expense.
The Company accounts for the tax effects of the tax on global intangible low-taxed income (“GILTI”) of certain foreign subsidiaries in the income tax provision in the period the tax arises.
Deferred Compensation Plan
The Company has a deferred compensation plan (the “Deferred Compensation Plan”), which is a nonqualified, unfunded plan, for eligible senior level employees. Under the Deferred Compensation Plan, a participant may elect to defer up to 80% of his or her base salary and/or up to 100% of his or her bonus to be earned for the year following the year in which the deferral election is made. The Deferred Compensation Plan also permits members of the Board of Directors to elect to defer payment of all or a portion of their retainer and other fees to be earned for the year following the year in which a deferral election is made, and they may elect to defer payment of any shares of Company stock that are earned with respect to deferred stock awards. Directors may elect to have all or a portion of their fees earned for their service on the Board invested in shares of the Company’s common stock. The Deferred Compensation Plan does not allow for the deferral of the Company’s common stock by employee participants. The Company is not required to contribute to the Deferred Compensation Plan, but at its sole discretion, can make additional contributions on behalf of the participants. Deferred amounts are not subject to forfeiture and are deemed invested among investment funds offered under the Deferred Compensation Plan, as directed by each participant. Payments of deferred amounts (as adjusted for earnings and losses) are payable following separation from service or at a date or dates elected by the participant at the time the deferral is elected. Payments of deferred amounts are generally made in either a lump sum or in annual installments over a period not exceeding 15 years. During fiscal year 2010, the Deferred Compensation Plan was amended to allow for cash deferrals made by members of the Board of Directors to be invested in shares of the Company’s common stock. Such elections are irrevocable and will be settled in shares of common stock. All deferred amounts are payable in the form in which they were made, except for Board of Directors fees invested in shares of the Company’s common stock, which are settled in shares of Company common stock. Earlier distributions are not permitted, except in the case of an unforeseen hardship.

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
Foreign Currency Translation and Transactions
The Company has determined that the local currencies of its Canadian and Asian subsidiaries are their functional currencies. In accordance with FASB ASC 830—Foreign Currency Matters, the assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the current rates of exchange existing at period-end, and revenues and expenses are translated at average monthly exchange rates. Related translation adjustments are reported as a separate component of stockholders’ equity (deficit). The Company also transacts certain business in foreign denominated currencies primarily with its Canadian subsidiary purchasing inventory in U.S. dollars, and there are intercompany charges between various subsidiaries.
Revenues
Revenues are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.
The Company recognizes revenue, including shipping and handling fees billed to customers, upon purchase at the Company’s retail stores or when received by the customer if the product was purchased via e-commerce, net of coupon redemptions and anticipated sales returns. The Company deferred sales of $3.1 million and $2.9 million within Accrued expenses and other current liabilities as of February 3, 2024 and January 28, 2023, respectively, based upon estimated time of delivery, at which point control passes to the customer. Sales tax collected from customers is excluded from revenue.
For its wholesale business, the Company recognizes revenue, including shipping and handling fees billed to customers, when title of the goods passes to the customer, net of commissions, discounts, operational chargebacks, and cooperative advertising. The allowance for wholesale revenue included within Accounts receivable was $9.0 million and $5.0 million as of February 3, 2024 and January 28, 2023, respectively.
For the sale of goods to retail customers with a right of return, the Company recognizes revenue for the consideration it expects to be entitled to and calculates an allowance for estimated sales returns based upon the Company’s sales return experience. Adjustments to the allowance for estimated sales returns in subsequent periods have not been material based on historical data, thereby reducing the uncertainty inherent in such estimates. The allowance for estimated sales returns, which is recorded in Accrued expenses and other current liabilities, was $1.7 million and $1.0 million as of February 3, 2024 and January 28, 2023, respectively.
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
The Company has a points-based customer loyalty program in which customers earn points based on purchases and other promotional activities. These points can be redeemed for coupons to discount future purchases. A contract liability is estimated based on the standalone selling price of benefits earned by customers through the program and the related redemption experience under the program. The value of each point earned is recorded as deferred revenue and is included within Accrued expenses and other current liabilities. The total contract liabilities related to this program were $1.7 million and $2.6 million as of February 3, 2024 and January 28, 2023, respectively.
The Company’s policy with respect to gift cards is to record revenue as and when the gift cards are redeemed for merchandise. The Company recognizes gift card breakage income in proportion to the pattern of rights exercised by the customer when the Company expects to be entitled to breakage and the Company determines that it does not have a legal obligation to remit the value of the unredeemed gift card to the relevant jurisdiction as unclaimed or abandoned property. Gift card breakage is recorded within Net sales. Prior to their redemption, gift cards are recorded as a liability within Accrued expenses and other current liabilities. The liability is estimated based on expected breakage that considers historical patterns of redemption. The gift card liability balance was $6.8 million and $11.1 million as of February 3, 2024 and January 28, 2023, respectively. During Fiscal 2023, the Company recognized Net sales of $9.3 million related to the gift card liability balance that existed at January 28, 2023.
The Company has an international program of territorial agreements with franchisees. The Company generates revenues from the franchisees from the sale of product and, in certain cases, sales royalties. The Company recognizes revenue on the sale of product to franchisees when the franchisee takes ownership of the product. The Company records net sales for royalties when the applicable franchisee sells the product to its customers. Under certain agreements, the Company receives a fee from each franchisee for exclusive territorial rights and based on the opening of new stores. The Company records these territorial fees as deferred revenue and amortizes the fee into Net sales over the life of the territorial agreement.
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

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company accounts for stock-based compensation in accordance with the provisions of FASB ASC 718— Compensation—Stock Compensation. These provisions require, among other things: (a) the fair value at grant date of all stock awards be expensed over their respective vesting periods; (b) the amount of cumulative compensation cost recognized at any date must at least be equal to the portion of the grant-date value of the award that is vested at that date; and (c) that compensation expense (benefit) include a forfeiture estimate for those shares not expected to vest. The fair value of all stock awards is based on the closing price of the Company’s common stock on the grant date. Also, in accordance with these provisions, for those awards with multiple vest dates, the Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award. The expense (benefit) recognized for Performance Awards throughout the service period and the number of shares that are projected to ultimately vest, are based on the estimated degree to which the related performance metrics are expected to be achieved.
Advertising and Marketing Costs
The Company defers costs associated with the production of advertising until the first time the advertising takes place. Costs associated with communicating advertising that has been produced are expensed when the advertising event takes place. Advertising and other marketing costs are recorded in Selling, general, and administrative expenses and amounted to $99.9 million, $55.5 million, and $44.3 million in Fiscal 2023, Fiscal 2022, and Fiscal 2021, respectively. Deferred advertising, marketing, and promotional costs, which principally relate to advertisements that have not yet been exhibited or services that have not yet been received, were $0.2 million and $1.4 million at February 3, 2024 and January 28, 2023, respectively, and were recorded within Prepaid expenses and other current assets in the Company’s Consolidated Balance Sheets.
Earnings (Loss) per Common Share
The Company reports its earnings (loss) per share in accordance with FASB ASC 260—Earnings Per Share, which requires the presentation of both basic and diluted earnings per share on the Consolidated Statements of Operations. The diluted weighted average common shares include adjustments for the potential effects of outstanding Deferred Awards and Performance Awards (as both terms are used in “Note 12. Stock-Based Compensation” of the Consolidated Financial Statements, “Item 8. Financial Statements and Supplementary Data” of this Form 10-K), but only in the periods in which such effect is dilutive under the treasury stock method. Included in basic and diluted weighted average common shares are those shares, due to participants in the Deferred Compensation Plan, which are held in treasury stock. Anti-dilutive stock awards are comprised of unvested deferred, restricted, and performance shares which would have been anti-dilutive in the application of the treasury stock method in accordance with FASB ASC 260—Earnings Per Share.
Recent Accounting Standards Updates
In November 2023, the FASB issued Accounting Standards Update No. 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” (“ASU 2023-07”). The amendments in ASU 2023-07 are designed to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses during interim and annuals periods. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements.
In December 2023, the FASB issued Accounting Standards Update No. 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” (“ASU 2023-09”). The amendments in ASU 2023-09 are designed to enhance the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. REVENUES
The following table presents the Company’s revenues disaggregated by geography:

	Fiscal Years Ended
	February 3, 2024	January 28, 2023	January 29, 2022
	(in thousands)
Net sales:
South	$586,370	$633,430	$724,375
Northeast	304,554	339,072	412,785
West	208,249	231,135	277,162
Midwest	185,126	196,075	242,392
International and other (1)	318,209	308,770	258,650
Total net sales	$1,602,508	$1,708,482	$1,915,364
____________________________________________
(1)Includes retail and e-commerce sales in Canada and Puerto Rico, wholesale and franchisee sales, and certain amounts earned under the Company’s private label credit card program.

3. RESTRUCTURING
In support of the Company’s ongoing structural transformation from a legacy store operating model to a digital-first retailer, during the second quarter of Fiscal 2023, the Company voluntarily entered into an early termination of its corporate office lease and implemented a workforce reduction.
The Company proactively accelerated the termination of its corporate office lease to capitalize on the prevailing tenant-favorable market conditions and subsequently executed an amendment to its corporate office lease in January 2024 with its current landlord at more favorable rates. The amended lease will expire in May 2037, with a termination right after the seventh year, and two five-year renewal options at fair market value. The Company expects to reduce its square footage at its corporate office in May 2024 when its current lease expires.
The Company also implemented a plan that encompassed multiple headcount reductions, which accounted for approximately 20% of its salaried workforce, the substantial majority of whom were located at the Company’s corporate offices in Secaucus, New Jersey, with the balance at other domestic and international locations. The associated workforce reduction was substantially completed as of the end of the first quarter of Fiscal 2024.
In addition, the lease for the Company’s distribution center in Toronto, Canada (“TODC”) expired in April 2024. The Company moved these operations to the United States to its current distribution center in Alabama as of the end of the first quarter of Fiscal 2024.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As a result of these strategic actions associated with the voluntary early termination of its corporate office lease, the move from the TODC, and workforce reductions, the Company incurred non-operating charges of $11.8 million in restructuring costs during Fiscal 2023 on a pretax basis, summarized in the following table:

	Fiscal Years Ended
	February 3, 2024	January 28, 2023
	(in thousands)
Employee-related costs	$7,382	$—
Lease termination costs (1)	4,158	—
Professional fees	268	—
Total restructuring costs (2)	$11,808	$—
___________________________________________
(1)Includes non-cash charges related to accelerated depreciation on certain assets in the corporate office over the reduced term, amounting to $1.8 million during Fiscal 2023.
(2)Restructuring costs are recorded within Selling, general and administrative expenses, except accelerated depreciation charges noted above, which are recorded within Depreciation and amortization, and are primarily recorded within The Children’s Place U.S. segment.
The following table summarizes the restructuring costs that have been partially settled with cash payments and the remaining related liability as of February 3, 2024. The remaining related liability is expected to be settled with cash payments in Fiscal 2024 and these costs are included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets:

	Employee-Related Costs	Lease Termination Costs	Professional Fees	Total
	(in thousands)
Balance at April 29, 2023	$—	$—	$—	$—
Provision	5,433	4,040	186	9,659
Cash Payments	(2,602)	(4,040)	—	(6,642)
Balance at July 29, 2023	2,831	—	186	3,017
Provision	674	—	82	756
Cash Payments	(2,652)	—	(268)	(2,920)
Balance at October 28, 2023	853	—	—	853
Provision	1,275	—	—	1,275
Cash Payments	(462)	—	—	(462)
Balance at February 3, 2024	$1,666	$—	$—	$1,666

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. INTANGIBLE ASSETS
On April 4, 2019, the Company acquired certain intellectual property and related assets of Gymboree Group, Inc. and related entities, which included the worldwide rights to the names “Gymboree” and “Crazy 8” and other intellectual property, including trademarks, domain names, copyrights, and customer databases. These intangible assets, inclusive of acquisition costs, are recorded in the long-term assets section of the Consolidated Balance Sheets.
The Company performed its annual impairment assessment of the Gymboree tradename as of December 31, 2023 and recorded an impairment charge of $29.0 million in Fiscal 2023, which reduced the carrying value to its fair value of $41.0 million. There were no impairment charges recorded in Fiscal 2022 or Fiscal 2021.
The Company’s intangible assets were as follows:

		February 3, 2024
	Useful Life	Gross Amount	Accumulated Amortization	Net Amount
		(in thousands)
Gymboree tradename (1)	Indefinite	$41,000	$—	$41,000
Crazy 8 tradename (1)	5 years	4,000	(3,877)	123
Total intangible assets		$45,000	$(3,877)	$41,123

		January 28, 2023
	Useful Life	Gross Amount	Accumulated Amortization	Net Amount
		(in thousands)
Gymboree tradename (1)	Indefinite	$69,953	$—	$69,953
Crazy 8 tradename (1)	5 years	4,000	(3,062)	938
Customer databases (2)	3 years	3,000	(3,000)	—
Total intangible assets		$76,953	$(6,062)	$70,891
____________________________________________
(1)Included within Tradenames, net on the Consolidated Balance Sheets.
(2)Included within Other assets on the Consolidated Balance Sheets.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. PROPERTY AND EQUIPMENT, NET
Property and equipment consisted of the following:

	February 3, 2024	January 28, 2023
	(in thousands)
Property and equipment:
Land and land improvements	$3,403	$3,403
Building and improvements	36,187	36,187
Material handling equipment	90,637	71,404
Leasehold improvements	162,898	196,302
Store fixtures and equipment	173,667	210,413
Capitalized software	333,953	336,336
Construction in progress	3,386	23,959
	804,131	878,004
Less accumulated depreciation and amortization	(679,381)	(728,130)
Property and equipment, net	$124,750	$149,874
The Company reviewed its store related long-lived assets for indicators of impairment, and performed a recoverability test if indicators were identified. Based on the results of the analyses performed, the Company recorded asset impairment charges during Fiscal 2023, Fiscal 2022, and Fiscal 2021 of $5.6 million, $3.3 million, and $1.5 million, respectively, inclusive of ROU assets.

6.    PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following:

	February 3, 2024	January 28, 2023
	(in thousands)
Prepaid income taxes	$26,493	$30,781
Prepaid cloud computing	8,329	6,635
Prepaid insurance	2,679	3,305
Prepaid maintenance contracts	1,843	2,107
Other	3,825	5,047
Total prepaid expenses and other current assets	$43,169	$47,875

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	February 3, 2024	January 28, 2023
	(in thousands)
Accrued salaries and benefits	$19,140	$16,191
Accrued freight	10,324	4,275
Sales taxes and other taxes payable	7,212	5,643
Customer liabilities	6,817	11,132
Accrued legal costs	6,771	3,880
Accrued real estate expenses	6,366	10,799
Deferred revenue	4,832	3,954
Accrued outside services	4,044	7,235
Accrued insurance	3,786	4,277
Accrued IT costs	2,995	4,676
Accrued marketing	3,177	4,286
Accrued store expenses	2,319	4,230
Accrued professional fees	2,301	2,529
Loyalty points	1,686	2,626
Accrued construction-in-progress	1,045	3,613
Other	6,793	10,312
Total accrued expenses and other current liabilities	$89,608	$99,658

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. LEASES
The following components of lease expense were recognized in the Company’s Consolidated Statements of Operations:

	Fiscal Years Ended
	February 3, 2024	January 28, 2023	January 29, 2022
	(in thousands)
Fixed operating lease cost	$91,066	$99,988	$113,681
Variable operating lease cost (1)	44,195	51,905	39,711
Total operating lease cost	$135,261	$151,893	$153,392
____________________________________________
(1)Includes short term leases with lease periods of less than 12 months as well as lease abatements accounted for as reductions to variable lease costs under the COVID-19 expedient in Fiscal 2022 and Fiscal 2021 of $1.5 million and $12.1 million, respectively.
As of February 3, 2024, the weighted-average remaining operating lease term was 4.2 years, and the weighted-average discount rate for operating leases was 7.1%. Cash paid for amounts included in the measurement of operating lease liabilities in Fiscal 2023 was $93.4 million. ROU assets obtained in exchange for new operating lease liabilities were $120.5 million in Fiscal 2023.
As of February 3, 2024, the maturities of operating lease liabilities were as follows:

February 3, 2024
(in thousands)
2024	$79,480
2025	50,582
2026	28,096
2027	15,252
2028	13,257
Thereafter	40,605
Total operating lease payments	227,272
Less: imputed interest	(39,964)
Present value of operating lease liabilities	$187,308

9. DEBT
On November 16, 2021, the Company completed the refinancing of its previous $360.0 million asset-based revolving credit facility and previous $80.0 million term loan with a new lending group led by an affiliate of Wells Fargo Bank, National Association (“Wells Fargo”) by entering into a fourth amendment to our credit agreement, dated as of May 9, 2019 (as amended from time to time, the “Credit Agreement”), with the lenders party thereto (collectively, the “Credit Agreement Lenders”). The refinanced debt consisted of a $350.0 million asset-based revolving credit facility (the “ABL Credit Facility”) and a $50.0 million term loan (the “Term Loan”).
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

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company became aware of an inadvertent calculation error contained in the June, July and August 2023 borrowing base certificates provided to the Credit Agreement Lenders under its Credit Agreement, all of which have since been remedied. While the Credit Agreement Lenders determined the calculation error resulted in certain technical defaults under the Credit Agreement (including the Company not being in compliance with certain debt covenants), the Company and the Credit Agreement Lenders entered into a Waiver and Amendment Agreement (the “Waiver Agreement”) on October 24, 2023, pursuant to which the Credit Agreement Lenders waived all of the defaults and the Company agreed to certain temporary enhanced reporting requirements and temporary restrictions on certain payments. These enhanced reporting requirements and restrictions will cease once the Company achieves certain excess availability thresholds. At no time prior to or following entering into the Waiver Agreement was the Company prevented from borrowing under the Credit Agreement in the ordinary course in accordance with its terms.
During the first quarter of Fiscal 2024, Mithaq became a controlling shareholder of the Company and this change of control triggered an event of default under the Credit Agreement, thus subjecting the Company to cash dominion by the Credit Agreement Lenders. Subsequently, the Credit Agreement Lenders agreed to forbear from enforcing certain other rights and remedies during a limited forbearance period. The Company then entered into financing agreements with Mithaq for an initial $78.6 million term loan, and subsequently, a separate $90.0 million term loan. On April 16, 2024, the Company and certain of its subsidiaries entered into a seventh amendment to the Credit Agreement (the “Seventh Amendment”) with the Credit Agreement Lenders that, among other things, provided a permanent waiver of the change of control event of default. As of the effective date of the Seventh Amendment, the ABL Credit Facility was reduced to $433.0 million and the Term Loan was fully repaid, and until the Company achieves certain excess availability thresholds, the Seventh Amendment preserved the temporary enhanced reporting requirements under the Waiver Agreement and continued to impose cash dominion. On May 2, 2024, the Company entered into a commitment letter with Mithaq for a Shariah-compliant $40.0 million senior unsecured credit facility. See “Note 18. Subsequent Events” of the Consolidated Financial Statements, “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for further information.
ABL Credit Facility and Term Loan
As of February 3, 2024, the Company and certain of its subsidiaries maintained the $445.0 million ABL Credit Facility and the $50.0 million Term Loan with Wells Fargo, Truist Bank, Bank of America, N.A., HSBC Business Credit (USA) Inc., JPMorgan Chase Bank, N.A., and PNC Bank as lenders, and Wells Fargo, as Administrative Agent, Collateral Agent, Swing Line Lender and Term Agent. Both the ABL Credit Facility and the Term Loan would mature in November 2026.
The ABL Credit Facility included a $25.0 million Canadian sublimit and a $50.0 million sublimit for standby and documentary letters of credit.
Under the ABL Credit Facility, based on the amount of the Company’s average daily excess availability under the facility, borrowings outstanding bore interest, at the Company’s option, at:
(i)the prime rate per annum, plus a margin of 1.250% or 1.500%; or
(ii)the SOFR per annum, plus a margin of 2.000% or 2.250%.
The Company was charged a fee of 0.200% on the unused portion of the commitments. Letter of credit fees ranged from 1.000% to 1.125% for commercial letters of credit and ranged from 1.500% to 1.750% for standby letters of credit. Letter of credit fees were determined based on the amount of the Company’s average daily excess availability under the facility. The amount available for loans and letters of credit under the ABL Credit Facility was determined by a borrowing base consisting of certain credit card receivables, certain trade receivables, certain inventory, and the fair market value of certain real estate, subject to certain reserves.
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
Letter of credit fees would range from 0.688% to 0.813% for commercial letters of credit and would range from 0.8750% to 1.125% for standby letters of credit. Letter of credit fees are determined based on the amount of the Company’s average daily excess availability under the facility.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For Fiscal 2023, Fiscal 2022, and Fiscal 2021, the Company recognized $24.2 million, $10.2 million, and $7.0 million, respectively, in interest expense related to the ABL Credit Facility.
The outstanding obligations under the ABL Credit Facility may be accelerated upon the occurrence of certain events, including, among others, non-payment, breach of covenants, the institution of insolvency proceedings, defaults under other material indebtedness, and a change of control, subject, in the case of certain defaults, to the expiration of applicable grace periods. The Company was not subject to any early termination fees.
The ABL Credit Facility contained covenants, which include conditions on stock buybacks and the payment of cash dividends or similar payments, and a fixed-charge coverage ratio covenant, which only would become effective in the event that borrowings and other uses of credit exceeded the maximum borrowing availability (as reflected in the table below), based on the Company’s ability to maintain a certain amount of excess availability for borrowings (the “excess availability threshold”). These covenants also limited the ability of the Company and its subsidiaries to incur certain liens, to incur certain indebtedness, to make certain investments, acquisitions, or dispositions or to change the nature of its business.
Credit extended under the ABL Credit Facility was secured by a first priority security interest in substantially all of the Company’s U.S. and Canadian assets other than intellectual property, certain furniture, fixtures, equipment, and pledges of subsidiary capital stock, and a second priority security interest in the Company’s intellectual property, certain furniture, fixtures, equipment, and pledges of subsidiary capital stock.
The table below presents the components of the Company’s ABL Credit Facility as of the end of Fiscal 2023 and Fiscal 2022:

	February 3, 2024	January 28, 2023
	(in millions)
Total borrowing base availability, net of the excess availability threshold, as applicable	$258.4	$363.8
Credit facility maximum, net of the excess availability threshold, as applicable	400.5	315.0
Maximum borrowing availability (1)	258.4	315.0

Outstanding borrowings	226.7	287.0
Letters of credit outstanding—standby	7.4	7.4
Utilization of credit facility at end of period	234.1	294.4

Availability (2)	$24.3	$20.6

Interest rate at end of period	8.1%	5.9%

	February 3, 2024	January 28, 2023
	(in millions)
Average end of day loan balance during the period	$315.5	$274.9
Highest end of day loan balance during the period	$379.4	$297.7

Average interest rate	7.5%	3.7%
____________________________________________
(1)Lower of the credit facility maximum and the total borrowing base availability, both net of the excess availability threshold.
(2)The sub-limit availability for letters of credit was $42.6 million at February 3, 2024, January 28, 2023, and January 29, 2022.
The Term Loan bore interest, payable monthly, at (a) the SOFR per annum plus 2.750% for any portion that was a SOFR loan, or (b) the base rate per annum plus 2.000% for any portion that was a base rate loan. The Term Loan was pre-payable at any time without penalty, and did not require amortization. For Fiscal 2023, Fiscal 2022, and Fiscal 2021, the Company recognized $4.0 million, $2.3 million, and $5.9 million respectively, in interest expense related to the Term Loan.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Term Loan was secured by a first priority security interest in the Company’s intellectual property, certain furniture, fixtures, equipment, and pledges of subsidiary capital stock, and a second priority security interest in the collateral securing the ABL Credit Facility on a first-priority basis. The Term Loan was guaranteed by each of the Company’s subsidiaries that guaranteed the ABL Credit Facility and contained substantially the same covenants as provided in the ABL Credit Facility.
Both the ABL Credit Facility and the Term Loan contained customary events of default, which included (subject in certain cases to customary grace and cure periods) nonpayment of principal or interest, breach of covenants, failure to pay certain other indebtedness, and certain events of bankruptcy, insolvency or reorganization, such as a change of control. As of February 3, 2024 and January 28, 2023, unamortized deferred financing costs amounted to $2.4 million and $2.3 million, of which $2.2 million and $2.0 million related to the Company's ABL Credit Facility.
As described above, during the first quarter of Fiscal 2024, the Company entered into financing agreements with its new majority shareholder, Mithaq, and on April 16, 2024, among other things, the Company and certain of its subsidiaries entered into a Seventh Amendment to the Credit Agreement with the Credit Agreement Lenders. As of the effective date of the Seventh Amendment, the ABL Credit Facility was reduced to $433.0 million and the Term Loan was fully repaid. See “Note 18. Subsequent Events” of the Consolidated Financial Statements, “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for further information.

10.    COMMITMENTS AND CONTINGENCIES
Commitments
As of February 3, 2024, the Company entered into various purchase commitments for the next 12 months for merchandise for re-sale of approximately $229.8 million and approximately $34.0 million for equipment, construction, and other non-merchandise commitments. The Company also has operating lease and standby letters of credit commitments of $227.3 million and $7.4 million, respectively.
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
The Company engaged in mediation proceedings with the plaintiffs in December 2016 and April 2017. The parties reached an agreement in principle in April 2017, and signed a definitive settlement agreement in November 2017, to settle the matter on a class basis with all individuals in the U.S. who made a qualifying purchase at The Children’s Place from February 11, 2012 through January 28, 2020, the date of preliminary approval by the court of the settlement. The Company submitted its memorandum in support of final approval of the class settlement on March 2, 2021. On March 29, 2021, the court granted final approval of the class settlement and denied plaintiff’s motion for attorney’s fees, with the amount of attorney’s fees to be decided after the class recovery amount has been determined. The settlement provides merchandise vouchers for qualified class members who submit valid claims, as well as payment of legal fees and expenses and claims administration expenses. Vouchers were distributed to class members on November 15, 2021 and they were eligible for redemption in multiple rounds through November 2023. On February 23, 2024, a hearing on motion for preliminary injunction and permanent injunction and to enforce judgement and settlement agreement was held. Pending receipt of the court’s ruling, upon the court’s order, the plaintiff filed a renewed motion for attorneys’ fees, costs and incentive awards on March 4, 2024, to which the Company filed a statement of non-opposition on April 1, 2024. Because the plaintiff was seeking less than the maximum amount agreed to in the settlement, the Company requested that such difference in amount be distributed as vouchers to authorized class members, pursuant to the settlement agreement. The hearing for the motion for attorneys’ fees, costs, and incentive awards is set for May 3, 2024. In connection with the settlement, the Company recorded a reserve for $5.0 million in its consolidated financial statements in the first quarter of 2017.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Similar to the Rael case above, the Company is also a defendant in Gabriela Gonzalez v. The Children’s Place, Inc., a purported class action, pending in the U.S. District Court, Central District of California. The plaintiff alleged that the Company had falsely advertised discounts that do not exist, in violation of California’s Unfair Competition Laws, False Advertising Law and the California Consumer Legal Remedies Act. The Company filed a motion to compel arbitration, which the plaintiff did not oppose, and the court granted the motion on August 17, 2022—staying the case pending the outcome of the arbitration. The demand for arbitration was filed on October 4, 2022, in connection with the individual claim of the plaintiff. A mass arbitration firm associated with plaintiff’s counsel then conducted an advertising campaign for claimants to conduct a mass arbitration. In part, to avoid the mass arbitration, the parties stipulated to return the original plaintiff’s claim to court to proceed as a class action. Accordingly, the arbitration would not be proceeding and the Company’s response to the original plaintiff’s complaint in court was filed on July 20, 2023. On August 16, 2023, however, the Company began to receive notices regarding approximately 1,300 individual demands that were filed with Judicial Arbitration and Mediation Services, Inc. as part of a related mass arbitration claim. The parties participated in mediation proceedings on November 15, 2023 and February 9, 2024. The parties agreed to further discuss settlement options in May 2024.
As of February 2024, the Company is also a defendant in Randeep Singh Khalsa v. The Children’s Place, Inc. et al., a purported class action, pending in the United States District Court of New Jersey. The complaint purports to assert claims under the federal securities laws, alleging that between March 16, 2023, and February 8, 2024, the Company made materially false and/or misleading statements, and failed to disclose material adverse facts to its investors, which the complaint alleges led to a drop in the price of the Company’s common stock. The Company intends to defend this case vigorously and it is currently too early to assess the possible outcome of this case.
The Company is also involved in various legal proceedings arising in the normal course of business. In the opinion of management, any ultimate liability arising out of these proceedings will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

11. STOCKHOLDERS’ EQUITY (DEFICIT)
Share Repurchase Program
In November 2021, the Board of Directors authorized a $250.0 million share repurchase program (the “Share Repurchase Program”). Under this program, the Company may repurchase shares on the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, and other market and business conditions. The Company may suspend or discontinue the program at any time and may thereafter reinstitute purchases, all without prior announcement. Currently, pursuant to the terms of the Company’s Credit Agreement as amended by its Seventh Amendment described above, the Company is not expecting to repurchase any shares in Fiscal 2024, except as described below, pursuant to our practice as a result of our insider trading policy. As of February 3, 2024, there was $157.2 million remaining availability under the Share Repurchase Program.
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
The following table summarizes the Company’s share repurchases:

	Fiscal Years Ended
	February 3, 2024		January 28, 2023		January 29, 2022
	Shares	Amount	Shares	Amount	Shares	Amount
	(in thousands)
Share repurchases related to:
Share repurchase program	210	7,131	1,953	92,945	1,025	85,648
Shares acquired and held in treasury	8	245	6	293	4	278

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In accordance with the FASB ASC 505—Equity, the par value of the shares retired is charged against common stock and the remaining purchase price is allocated between Additional paid-in capital and Retained earnings (deficit). The portion charged against Additional paid-in capital is determined using a pro-rata allocation based on total shares outstanding. For all shares retired in Fiscal 2023, Fiscal 2022, and Fiscal 2021, $2.9 million, $54.2 million, and $66.5 million was charged to Retained earnings (deficit), respectively.
Dividends
Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the Company’s Board of Directors based on a number of factors, including business and market conditions, the Company’s financial performance, and other investment priorities. Currently, pursuant to the terms of the Company’s Credit Agreement as amended by its Seventh Amendment described above, the Company is not expecting to pay any cash dividends in Fiscal 2024.

12. STOCK-BASED COMPENSATION
The Company generally grants time vesting stock awards (“Deferred Awards”) and performance-based stock awards (“Performance Awards”) to employees at management levels. The Company also grants Deferred Awards to its non-employee directors. Deferred Awards are granted in the form of restricted stock units that require each recipient to complete a service period. Deferred Awards generally vest ratably over three years, except for those granted to non-employee directors, which generally vest over one year. Performance Awards are granted in the form of restricted stock units which have performance criteria that must be achieved for the awards to vest in addition to a service period requirement, and each Performance Award has a defined number of shares that an employee can earn (the “Target Shares”). With the approval of the Human Capital & Compensation Committee, the Company may settle vested Deferred Awards and Performance Awards to the employee in shares, in a cash amount equal to the market value of such shares at the time all requirements for delivery of the award have been met, or in part shares and cash.
For Performance Awards granted in Fiscal 2023 and Fiscal 2022, employees may earn from 0% to 200% of their Target Shares, and for Performance Awards granted in Fiscal 2021, employees may earn from 0% to 300% of their Target Shares, based on the terms of the award and the Company’s achievement of certain performance goals established at the beginning of the applicable service period. Performance Awards cliff vest, if earned, after completion of the applicable service period, which is generally three years.
The following table summarizes the Company’s stock-based compensation expense (benefit):

	Fiscal Years Ended
	February 3, 2024	January 28, 2023	January 29, 2022
	(in thousands)
Deferred Awards	$6,619	$9,937	$13,061
Performance Awards (1)	(12,195)	19,213	17,881
Total stock-based compensation expense (benefit) (2)	$(5,576)	$29,150	$30,942
____________________________________________
(1)    Included within the Performance Awards benefit for Fiscal 2023 was a combination of ongoing expense associated with existing grants and $13.5 million of credits resulting from (a) a change in estimate based on revised expectations of the attainment levels for performance metrics of certain awards, and (b) the reversal of unvested expense related to forfeited awards for employees no longer with the Company.
(2)    Stock-based compensation expense (benefit) recorded within Cost of sales (exclusive of depreciation and amortization) amounted to $0.4 million, $2.2 million, and $3.3 million in Fiscal 2023, Fiscal 2022, and Fiscal 2021, respectively. All other stock-based compensation expense is included in Selling, general, and administrative expenses.
The Company recognized a tax benefit related to stock-based compensation expense (benefit) of $0.3 million, $2.5 million, and $2.6 million for Fiscal 2023, Fiscal 2022, and Fiscal 2021, respectively.
At February 3, 2024, the Company had 470,805 shares available for grant under the Equity Plan.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Changes in the Company’s Unvested Stock Awards
Deferred Awards

	Fiscal Years Ended
	February 3, 2024		January 28, 2023		January 29, 2022
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)		(in thousands)
Unvested Deferred Awards at beginning of year	282	$49.78	467	$57.60	550	$55.43
Granted	170	25.35	159	46.56	157	76.59
Vested	(203)	50.08	(222)	62.13	(229)	63.73
Forfeited	(11)	52.27	(122)	53.09	(11)	92.10
Unvested Deferred Awards at end of year	238	$31.99	282	$49.78	467	$57.60
Total unrecognized stock-based compensation expense related to unvested Deferred Awards was $4.7 million as of February 3, 2024, which will be recognized over a weighted average period of approximately 1.9 years.
The fair value of Deferred Awards that vested during Fiscal 2023, Fiscal 2022, and Fiscal 2021 was $4.7 million, $11.4 million, and $14.6 million, respectively.
Performance Awards

	Fiscal Years Ended
	February 3, 2024		January 28, 2023		January 29, 2022
	Number of Shares(1)	Weighted Average Grant Date Fair Value	Number of Shares(1)	Weighted Average Grant Date Fair Value	Number of Shares(1)	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)		(in thousands)
Unvested Performance Awards at beginning of year	483	$55.85	366	$70.01	350	$74.37
Granted	131	21.55	90	48.84	164	75.01
Shares earned in excess of (below) Target Shares	—	—	192	48.17	(22)	65.34
Vested shares, including shares earned in excess of Target Shares	(300)	44.71	(58)	101.62	(119)	89.44
Forfeited	(18)	55.01	(107)	59.86	(7)	90.22
Unvested Performance Awards at end of year	296	$51.98	483	$55.85	366	$70.01
____________________________________________
(1)For awards for which the performance period is complete, the number of unvested shares is based on actual shares that will vest upon completion of the service period. For awards for which the performance period is not yet complete, the number of unvested shares is based on the participants earning their Target Shares at 100%.
The cumulative expense (benefit) recognized for Performance Awards reflects changes in the probability that the performance criteria will be achieved as they occur. Based on the current number of Performance Awards expected to be earned, total unrecognized stock-based compensation expense related to unvested Performance Awards was $1.9 million as of February 3, 2024, which will be recognized over a weighted average period of approximately 2.3 years.
The fair value of Performance Awards that vested during Fiscal 2023, Fiscal 2022, and Fiscal 2021 was $11.8 million, $3.0 million, and $10.6 million, respectively.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As discussed in “Note 18. Subsequent Events” of the Consolidated Financial Statements, “Item 8. Financial Statements and Supplementary Data” of this Form 10-K, there was a change of control of the Company in February 2024, which triggered a conversion of all Performance Awards into service-based Performance Awards. As a result, the Fiscal 2023, Fiscal 2022, and Fiscal 2021 Performance Awards are all expected to vest at their Target Shares on their respective vesting dates without regard to the achievement of any of the performance metrics associated with those awards.

13.    EARNINGS (LOSS) PER COMMON SHARE
The following table reconciles net income (loss) and share amounts utilized to calculate basic and diluted earnings (loss) per common share:

	Fiscal Years Ended
	February 3, 2024	January 28, 2023	January 29, 2022
	(in thousands)
Net income (loss)	$(154,541)	$(1,138)	$187,171

Basic weighted average common shares outstanding	12,501	13,041	14,597
Dilutive effect of stock awards	—	—	273
Diluted weighted average common shares outstanding	12,501	13,041	14,870

Anti-dilutive shares excluded from diluted earnings (loss) per common share calculation	114	184	—

14.     FAIR VALUE MEASUREMENT
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
This topic defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a three-level hierarchy, which encourages an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of the hierarchy are defined as follows:
•Level 1 - inputs to the valuation techniques that are quoted prices in active markets for identical assets or liabilities
•Level 2 - inputs to the valuation techniques that are other than quoted prices, but are observable for the assets or liabilities, either directly or indirectly
•Level 3 - inputs to the valuation techniques that are unobservable for the assets or liabilities
The Company’s cash and cash equivalents, accounts receivable, investments in the rabbi trust, accounts payable, and revolving loan are all short-term in nature. As such, their carrying amounts approximate fair value. The Company’s Deferred Compensation Plan assets and liabilities fall within Level 1 of the fair value hierarchy. The Company stock included in the Deferred Compensation Plan is not subject to fair value measurement.
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
Impairment of Long-Lived Assets
The fair value of the Company’s long-lived assets is primarily calculated using a discounted cash-flow model directly associated with those assets, which consist principally of property and equipment and ROU assets. These assets are tested for impairment when events indicate that their carrying value may not be recoverable.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company performed periodic quantitative impairment assessments of its long-lived assets, inclusive of ROU assets and recorded impairment charges of $5.6 million, $3.3 million, and $1.5 million during Fiscal 2023, Fiscal 2022, and Fiscal 2021, respectively, primarily due to reductions in Gymboree sales forecasts. Impairment charges were primarily recorded in The Children’s Place U.S. segment.
Impairment of Indefinite-Lived Intangible Assets
The Company estimates the fair value of its indefinite-lived Gymboree tradename based on an income approach using the relief-from-royalty method. Estimating fair value using this method requires management to estimate future revenues, royalty rates, discount rates, long-term growth rates, and other factors in order to project future cash flows.
The Company performed its annual tradename impairment assessment of the Gymboree tradename as of December 31, 2023, in accordance with FASB ASC 350—Intangibles – Goodwill and Other. Based on this assessment, the Company recorded an impairment charge of $29.0 million, primarily due to an increase in the discount rate used to value the tradename and reductions in Gymboree sales forecasts, which reduced the carrying value to its fair value of $41.0 million. The impairment charge was recorded in The Children’s Place U.S. segment.

15.    INCOME TAXES
The components of Income (loss) before provision (benefit) for income taxes were as follows:

	Fiscal Years Ended
	February 3, 2024	January 28, 2023	January 29, 2022
	(in thousands)
Domestic	$(156,703)	$(61,065)	$198,173
Foreign	42,905	46,303	58,857
Total income (loss) before provision (benefit) for income taxes	$(113,798)	$(14,762)	$257,030
The components of the Company’s Provision (benefit) for income taxes consisted of the following:

	Fiscal Years Ended
	February 3, 2024	January 28, 2023	January 29, 2022
	(in thousands)
Current:
Federal	$(1,239)	$4,172	$29,406
State and local	249	(1,193)	7,389
Foreign	4,758	(2,842)	7,218
	3,768	137	44,013
Deferred:
Federal	21,125	(12,030)	14,517
State and local	13,019	(2,712)	8,780
Foreign	2,831	981	2,549
	36,975	(13,761)	25,846
Total provision (benefit) for income taxes	$40,743	$(13,624)	$69,859
Effective tax rate	(35.8)%	92.3%	27.2%

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act allows net operating losses (“NOLs”) incurred in taxable years 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to offset 100% of taxable income and to generate a refund of previously paid income taxes. Pursuant to the CARES Act, the Company carried back the taxable year 2020 tax loss of $150.0 million to prior years. During the first quarter of Fiscal 2022, the Company received $22.0 million of this income tax refund and the remaining balance of $19.1 million as of February 3, 2024 is included within Prepaid expenses and other current assets on the Consolidated Balance Sheets.
A reconciliation between the calculated tax provision (benefit) based on the U.S. federal statutory rate of 21.0% and the effective tax rate for Fiscal 2023, Fiscal 2022, and Fiscal 2021 follows:

	Fiscal Years Ended
	February 3, 2024	January 28, 2023	January 29, 2022
	(in thousands)
Calculated income tax provision (benefit) at U.S. federal statutory rate	$(23,898)	$(3,100)	$53,976
State and local income taxes, net of federal benefit	(6,901)	(3,812)	14,394
Foreign tax rate differential (1)	(4,937)	(5,498)	(3,598)
Non-deductible expenses	(1,488)	3,696	7,301
Excess tax detriment (benefit) related to stock compensation	558	816	(293)
Unrecognized tax benefits	3,127	(5,324)	1,050
Change in valuation allowance	68,625	163	358
Global intangible low-taxed income	9,505	1,760	1,476
Federal tax credits	(3,242)	(2,934)	(2,882)
Other	(606)	609	(1,923)
Total provision (benefit) for income taxes	$40,743	$(13,624)	$69,859
____________________________________________
(1)     The Company has substantial operations in Hong Kong, which has a lower statutory income tax rate as compared to the U.S. The Company’s foreign effective tax rate for Fiscal 2023, Fiscal 2022, and Fiscal 2021 was 11.6%, 9.8%, and 16.6%, respectively. This rate will fluctuate from year to year in response to changes in the mix of income by country, as well as changes in tax laws in foreign jurisdictions.
The assessment of the amount of value assigned to the Company’s deferred tax assets under the applicable accounting rules is judgmental. The Company is required to consider all available positive and negative evidence in evaluating the likelihood that it will be able to realize the benefit of the Company’s deferred tax assets in the future. Such evidence includes scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and the results of recent operations. Since this evaluation requires consideration of events that may occur some years into the future, there is an element of judgment involved. Realization of the Company’s deferred tax assets is dependent on generating sufficient taxable income in future periods. The Company believes that it is not more likely than not that future taxable income will be sufficient to allow it to recover substantially all of the value assigned to the Company’s deferred tax assets. Thus, in the fourth quarter of Fiscal 2023, the Company increased its valuation allowance accordingly.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The tax effects of temporary differences which give rise to deferred tax assets and liabilities were as follows:

	February 3, 2024	January 28, 2023
	(in thousands)
Deferred tax assets:
Operating lease liabilities	$48,122	$48,079
Capitalized research and development, net	23,653	17,856
Net operating loss carryforward	13,704	3,453
Reserves	10,167	12,038
Interest expense carryforward	9,980	1,106
Tax credits	6,630	2,727
Inventory	3,333	4,612
Tradenames and customer databases, net	3,304	—
Charitable contributions	1,084	—
Stock-based compensation	924	2,461
Subtotal	120,901	92,332
Less: valuation allowance	(69,898)	(1,273)
Total deferred tax assets	51,003	91,059
Deferred tax liabilities:
Right-of-use assets	(44,844)	(43,576)
Property and equipment, net	(3,149)	(2,407)
Prepaid expenses	(2,038)	(3,704)
Foreign and state tax on unremitted earnings	(1,554)	(1,554)
Tradenames and customer databases, net	—	(3,202)
Total deferred tax liabilities	(51,585)	(54,443)

Total deferred tax assets (liabilities), net	$(582)	$36,616
The Company has gross federal NOL carryforwards of approximately $24.5 million which do not expire, state NOL carryforwards of approximately $133.3 million which either expire between two and twenty years, or carryforward indefinitely, and foreign NOL carryforwards of approximately $3.7 million which expire between five and twenty years. The Company also has an Alternative Minimum Tax credit (“AMT”) in Puerto Rico of approximately $0.6 million.
The Company has concluded that it is not more likely than not that its deferred tax assets, including NOLs, can be utilized in the foreseeable future. Thus, the Company’s valuation allowance increased $68.6 million to $69.9 million in Fiscal 2023, primarily related to deferred tax assets in the U.S, compared to $1.3 million in Fiscal 2022. However, to the extent that tax benefits related to these deferred tax assets are realized in the future, the reduction of the valuation allowance will reduce income tax expense accordingly.
As discussed in “Note 18. Subsequent Events” of the Consolidated Financial Statements, “Item 8. Financial Statements and Supplementary Data” of this Form 10-K, subsequent to the end of Fiscal 2023, there was a change of control of the Company. This change of control constitutes an “ownership change” under Internal Revenue Code Section 382, where the Company will be subject to an annual limitation on its ability to utilize its existing NOLs and tax credits as of the ownership change date to offset future taxable income. The application of such limitation may cause U.S. federal income taxes to be paid by the Company earlier than they otherwise would be paid if such limitation was not in effect, which would adversely affect the Company’s operating results and cash flows if it has taxable income in the future. In addition to the aforementioned federal income tax implications pursuant to Section 382 of the Code, most U.S. states follow the general provision of Section 382 of the Code, either explicitly or implicitly resulting in separate state NOL limitations. This could cause state income taxes to be paid earlier than otherwise would be paid if such limitation was not in effect and could cause such NOLs to expire unused.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
On December 22, 2017, the U.S. government passed the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act is a comprehensive tax legislation that implements complex changes to the U.S. tax code including, but not limited to, the reduction of the corporate tax rate from 35% to 21% and a move from a global tax regime to a modified territorial regime which requires U.S. companies to pay a mandatory one-time transition tax on historical offshore earnings that have not been repatriated to the U.S. The remaining unpaid transition tax, which had begun to be repaid in Fiscal 2023, amounted to $17.1 million at February 3, 2024. This balance is shown as $9.5 million as long-term Income taxes payable and $7.6 million is shown net in Prepaid expenses and other current assets on the Consolidated Balance Sheet as of February 3, 2024.
While the Company is no longer permanently reinvested to the extent earnings were subject to the transition tax under the Tax Act, no additional income taxes have been provided on any earnings subsequent to the transition tax or for any additional outside basis differences inherent in the Company’s foreign subsidiaries, as these amounts continue to be permanently reinvested in foreign operations. Determining the amount of the unrecognized deferred tax liability related to any additional outside basis differences in the Company’s foreign subsidiaries (i.e., basis differences in excess of that subject to the one-time transition tax) is not practicable. The unremitted foreign earnings earned subsequent to the transition tax, which are permanently reinvested, were $255.5 million at February 3, 2024.
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
A reconciliation of the gross amounts of unrecognized tax benefits, excluding accrued interest and penalties, is as follows:

	Fiscal Years Ended
	February 3, 2024	January 28, 2023
	(in thousands)
Beginning Balance	$3,626	$8,937
Additions for current year tax positions	1,756	750
Additions for prior year tax positions	1,608	261
Reductions for prior year tax positions	—	(6,322)
Ending Balance	$6,990	$3,626
Unrecognized tax benefits of $6.5 million, excluding accrued interest and penalties, at February 3, 2024 would affect the Company’s effective tax rate in future periods, if recognized. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits as of February 3, 2024 could decrease by up to $0.6 million in the next 12 months as a result of settlements with taxing authorities or the expiration of statutes of limitations.
The Company accrues interest and penalties related to unrecognized tax benefits as part of the provision for income taxes. At February 3, 2024 and January 28, 2023, accrued interest and penalties of $0.6 million and $0.4 million, respectively, were included in unrecognized tax benefits. Interest, penalties, and reversals thereof, net of taxes, amounted to an expense of $0.3 million in Fiscal 2023 and a benefit of $(0.1) million in Fiscal 2022.
The Company is subject to tax in the U.S. and foreign jurisdictions, including Canada and Hong Kong. The Company files a consolidated U.S. income tax return for federal income tax purposes. The Company is no longer subject to income tax examinations by U.S. federal, state and local or foreign tax authorities for tax years 2015 and prior.
The IRS is currently conducting an examination of the Company’s tax return for Fiscal 2020 in conjunction with its review of the CARES Act NOL carryback to fiscal year 2015 through fiscal year 2019. The Company believes that its reserves for uncertain tax positions are adequate to cover existing risks or exposures.

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
The 401(k) Plan is available for all U.S. employees of the Company. Following guidance in IRS Notice 98-52 related to the design-based alternative, or “safe harbor,” 401(k) plan method, the Company modified its 401(k) Plan for Company match contributions for non-highly compensated associates, as defined in the Code. For non-highly compensated associates, the Company matches the first 3% of the participant’s contributions and 50% of the next 2% of the participant’s contributions, and the Company match contribution vests immediately. For highly compensated associates, the Company has the discretion to match the lesser of 50% of the participant’s contributions or 2.5% of the participant’s covered compensation and the Company match contribution vests over five years. The Company’s matching contributions were $4.0 million in Fiscal 2023, $4.5 million in Fiscal 2022, and $3.5 million in Fiscal 2021.
Deferred Compensation Plan
The Deferred Compensation Plan liability, excluding Company stock, was $1.2 million and $1.3 million at February 3, 2024 and January 28, 2023, respectively. The value of the assets held in the rabbi trust was $1.2 million and $1.3 million at February 3, 2024 and January 28, 2023, respectively. The cost of the Company’s stock repurchased was $2.9 million and $3.7 million at February 3, 2024 and January 28, 2023, respectively.
Other Plans
Under statutory requirements, the Company contributes to retirement plans for its operations in Canada, Puerto Rico, and Asia. Contributions under these plans were $0.6 million, $0.6 million, and $0.6 million in Fiscal 2023, Fiscal 2022, and Fiscal 2021, respectively.

17.    SEGMENT INFORMATION
In accordance with FASB ASC 280—Segment Reporting, the Company reports segment data based on geography: The Children’s Place U.S. and The Children’s Place International. Each segment includes an e-commerce business located at www.childrensplace.com and www.gymboree.com. Included in The Children’s Place U.S. segment are the Company’s U.S. and Puerto Rico-based stores and revenue from the Company’s U.S.-based wholesale business. Included in The Children’s Place International segment are the Company’s Canadian-based stores, revenue from the Company’s Canadian-based wholesale business, and revenue from international franchisees. The Company measures its segment profitability based on operating income, defined as income before interest and taxes. Net sales and direct costs are recorded by each segment. Certain inventory procurement functions, such as production and design, as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services, are managed by The Children’s Place U.S. segment. Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales. The assets related to these functions are not allocated. The Company periodically reviews these allocations and adjusts them based upon changes in business circumstances. Net sales to external customers are derived from merchandise sales, and the Company has no customer that individually accounted for more than 10% of its net sales. As of February 3, 2024, The Children’s Place U.S. had 460 stores and The Children’s Place International had 63 stores. As of January 28, 2023, The Children’s Place U.S. had 540 stores and The Children’s Place International had 73 stores.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables provide segment level financial information for Fiscal 2023, Fiscal 2022, and Fiscal 2021:

	Fiscal Years Ended
	February 3, 2024	January 28, 2023	January 29, 2022
	(in thousands)
Net sales:
The Children’s Place U.S.	$1,457,352	$1,533,934	$1,723,887
The Children’s Place International (1)	145,156	174,548	191,477
Total net sales	$1,602,508	$1,708,482	$1,915,364
Operating income (loss):
The Children’s Place U.S.	$(86,482)	$(8,781)	$253,419
The Children’s Place International	2,684	7,251	22,229
Total operating income (loss)	$(83,798)	$(1,530)	$275,648

Operating income (loss) as a percentage of net sales:
The Children’s Place U.S.	(5.9)%	(0.6)%	14.7%
The Children’s Place International	1.8%	4.2%	11.6%
Total operating income (loss) as a percentage of net sales	(5.2)%	(0.1)%	14.4%
Depreciation and amortization:
The Children’s Place U.S.	$43,428	$47,612	$53,984
The Children’s Place International	3,758	3,852	4,433
Total depreciation and amortization	$47,186	$51,464	$58,417
Capital expenditures:
The Children’s Place U.S.	$27,462	$44,970	$28,551
The Children’s Place International	97	607	756
Total capital expenditures	$27,559	$45,577	$29,307
____________________________________________
(1)Net sales from The Children’s Place International are primarily derived from Canadian operations. The Company’s foreign subsidiaries, primarily in Canada, have operating results based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars.

	February 3, 2024	January 28, 2023
	(in thousands)
Total assets:
The Children’s Place U.S.	$758,003	$922,120
The Children’s Place International	42,305	64,161
Total assets	$800,308	$986,281

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 Geographic Information
The Company’s long-lived assets were located in the following countries:

	February 3, 2024	January 28, 2023
	(in thousands)
Long-lived assets (1):
United States	$334,425	$377,388
Canada	13,382	9,883
Asia	375	451
Total long-lived assets	$348,182	$387,722
____________________________________________
(1)The Company’s long-lived assets are comprised of net Property and equipment, ROU assets, Tradenames, and Other assets.

18.    SUBSEQUENT EVENTS
As of February 12, 2024, Mithaq had acquired more than 50% of the Company’s outstanding shares of common stock. Mithaq’s acquisition of the Company’s common stock resulted in a change of control of the Company, thereby triggering an event of default under the Credit Agreement. As a result of this event of default, the Company became subject to cash dominion by the Credit Agreement Lenders.
On February 29, 2024, the Company and the Credit Agreement Lenders entered into a forbearance agreement, pursuant to which, among other things, the Credit Agreement Lenders agreed to forbear from enforcing certain rights and remedies (other than cash dominion and increasing the interest rate payable on borrowings outstanding under the Credit Agreement to the default interest rate) under the Credit Agreement during a limited forbearance period, and which contemplated a permanent waiver of the change of control default upon the satisfaction of certain conditions.
On February 29, 2024, the Company and certain of its subsidiaries also entered into an interest-free unsecured subordinated promissory note with Mithaq, providing for up to $78.6 million in term loans (the “Initial Mithaq Term Loan”). The Company received $30 million on February 29, 2024 and $48.6 million on March 8, 2024. The Initial Mithaq Term Loan matures on February 15, 2027.
On April 16, 2024, the Company and certain of its subsidiaries entered into a new financing agreement with Mithaq for a Shariah-compliant unsecured and subordinated $90.0 million term loan (the “New Mithaq Term Loan”). The New Mithaq Term Loan matures on April 16, 2027, and requires monthly payments equivalent to interest charged at the SOFR plus 4.00% per annum, with such monthly payments to Mithaq deferred until April 30, 2025. The Company received the funds from the New Mithaq Term Loan on April 18, 2024 and a portion of those funds were used to repay the Company’s $50 million term loan under the Credit Agreement.
On April 16, 2024, the Company and certain of its subsidiaries also entered into a Seventh Amendment to the Credit Agreement with the Credit Agreement Lenders that, among other things, provided a permanent waiver of the change of control event of default. The Seventh Amendment reduced the ABL Credit Facility to $433.0 million and, until the Company achieves certain excess availability thresholds, preserved the temporary enhanced reporting requirements under the Waiver Agreement and continued to impose cash dominion. The Seventh Amendment also modified certain existing requirements to restrict certain payments, including the repurchase of shares and the payment of dividends.
On May 2, 2024, the Company entered into a commitment letter with Mithaq for a Shariah-compliant $40.0 million senior unsecured credit facility (the “Mithaq Credit Facility”). Under the Mithaq Credit Facility, the Company may request for advances at any time up to July 1, 2025. If any debt is incurred under the Mithaq Credit Facility, it shall require monthly payments equivalent to interest charged at the SOFR plus 5.000% per annum. Additionally, such debt shall require no mandatory prepayments and shall mature no earlier than July 1, 2025.

(a)(3) Exhibits.

Exhibit	Description

3.1
Amended and Restated Certificate of Incorporation of the Company dated May 31, 2016 filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on June 7, 2016 is incorporated by reference herein.

3.2	Seventh Amended and Restated Bylaws of The Children’s Place, Inc. filed as Exhibit 3.1 to the registrant’s Current Report of Form 8-K filed on November 14, 2023, is incorporated by reference herein.
3.3
Amendment to the Seventh Amended and Restated Bylaws of The Children’s Place, Inc. filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on March 4, 2024, is incorporated by reference herein.

3.4
Amendment No. 2 to the Seventh Amended and Restated Bylaws of The Children’s Place, Inc. filed as Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed on March 14, 2024, is incorporated by reference herein.

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

10.6(+)	Sixth Modification Agreement, dated as of January 23, 2024, by and between Hancock S-REIT SECA LLC and The Children’s Place Services Company, LLC.
10.7
The Company Nonqualified Deferred Compensation Plan effective January 1, 2010 filed as Exhibit 10.82 to the registrant’s Annual Report on Form 10-K for the period ended January 30, 2010, is incorporated by reference herein.

10.8(*)
Amended and Restated Employment Agreement, dated as of March 28, 2011, by and between the Company and Jane T. Elfers filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2011, is incorporated by reference herein.

10.9(*)
Amendment No. 1 as of March 23, 2012 to Amended and Restated Employment Agreement dated as of March 28, 2011, by and between the Company and Jane T. Elfers filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the period ended January 28, 2012, is incorporated by reference herein.

10.10
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

Exhibit	Description
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

10.18
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

10.19
Joinder and Second Amendment to Amended and Restated Credit Agreement and Other Loan Documents, dated as of October 5, 2020, among the Company, the Borrowers identified on Schedule I thereto, TCP Brands, LLC, TCP Investment Canada I Corp., collectively, the New Guarantors, the Guarantors identified on Schedule II thereto, the Credit Agreement Lenders and Wells Fargo Bank, National Association (successor by merger to Wells Fargo Retail Finance, LLC), as Administrative Agent and Collateral Agent, L/C Issuer, Swing Line Lender and as a lender, filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on October 6, 2020, is incorporated by reference herein.

10.20
Third Amendment to Amended and Restated Credit Agreement, dated as of April 23, 2021, by and among the Company, the Borrowers identified on Schedule I thereto, the Guarantors identified on Schedule II thereto, the Credit Agreement Lenders and Wells Fargo Bank, National Association (successor by merger to Wells Fargo Retail Finance, LLC), as Administrative Agent, Collateral Agent, L/C Issuer, and Swing Line Lender filed as Exhibit 10.23 to the registrant’s Annual Report on Form 10-K for the period ended January 29, 2022, is incorporated by reference herein.

10.21
Joinder and Fourth Amendment to Amended and Restated Credit Agreement and Other Loan Documents, dated as of November 15, 2021, among the Company, the Borrowers identified on Schedule I thereto, TCP Brands, LLC, The Children’s Place International, LLC, collectively the New Borrowers, the Guarantors identified on Schedule II thereto, the Credit Agreement Lenders and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, L/C Issuer, Swing Line Lender and Term Agent, filed as Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the period ended October 30, 2021, is incorporated by reference herein.

10.22
Joinder and Fifth Amendment to the Amended and Restated Credit Agreement and Other Loan Documents, dated as of June 5, 2023, among the Company, the Borrowers identified on Schedule I thereto, the Guarantors identified on Schedule II thereto, the Credit Agreement Lenders and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, L/C Issuer, Swing Line Lender and Term Agent filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 29, 2023, is incorporated by reference herein.

Exhibit	Description
10.23
Waiver and Amendment Agreement to the Credit Agreement, dated as of October 24, 2023, among the Company, the Borrowers identified on Schedule I thereto, the Guarantors identified on Schedule II thereto, the Credit Agreement Lenders and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, L/C Issuer, Swing Line Lender and Term Agent, filed as Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the period ended October 28, 2023, is incorporated by reference herein.

10.24(+)
Seventh Amendment to Amended and Restated Credit Agreement, dated April 16, 2024, among the Company, certain subsidiaries of the Company, the Credit Agreement Lenders and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, L/C Issuer and Swing Line Lender.

10.25
Promissory Note, dated February 29, 2024, among the Company, certain subsidiaries of the Company, and Mithaq Capital SPC filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on March 4, 2024, is incorporated by reference herein.

10.26(+)	Unsecured Promissory Note, dated April 16, 2024, among the Company, certain subsidiaries of the Company, and Mithaq Capital SPC.
10.27(+)	Commitment Letter for $40 Million Senior Unsecured Credit Facility (Third), dated as of May 2, 2024, among the Company, certain subsidiaries of the Company, and Mithaq Capital SPC.
10.28
Asset Purchase Agreement, dated March 1, 2019, by and among TCP Brands, LLC, as buyer, and Gymboree Group, Inc. and its subsidiaries, as sellers, filed as Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q for the period ended May 4, 2019, is incorporated by reference herein.

10.29(*)
Form of Performance-Based Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Plan (Senior Vice President & above), filed as Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the period ended May 2, 2020, is incorporated by reference herein.

10.30
The Fifth Lease Modification Agreement, dated as of January 29, 2021, by and between The Children’s Place Services Company, LLC and Hancock S-REIT SECA LLC filed as Exhibit 10.24 to the registrant’s Annual Report on Form 10-K for the period ended January 30, 2021, is incorporated by reference herein.

10.31(*)
Form of Performance-Based Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Plan (Senior Vice President & above) filed as Exhibit 10.25 to the registrant’s Annual Report on Form 10-K for the period ended January 30, 2021, is incorporated by reference herein.

10.32(*)
Form of Time-Based Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Plan (Senior Vice President & above) filed as Exhibit 10.29 to the registrant’s Annual Report on Form 10-K for the period ended January 29, 2022, is incorporated by reference herein.

10.33(*)
Letter Agreement dated July 21, 2021 between The Children’s Place Services Company, LLC and Jared Shure filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the period ended July 31, 2021, is incorporated by reference herein.

10.34(*)
Letter Agreement dated October 16, 2022 between The Children’s Place Services Company, LLC and Sheamus Toal filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the period ended October 29, 2022, is incorporated by reference herein.

10.35(*)
Updated Letter Agreement dated August 1, 2023 between The Children’s Place Services Company, LLC and Sheamus Toal filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2023, is incorporated by reference herein.

10.36(*)
Updated Letter Agreement dated August 1, 2023 between The Children’s Place Services Company, LLC and Maegan Markee filed as Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2023, is incorporated by reference herein.

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
May 3, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Turki Saleh A. AlRajhi	Chairman of the Board	May 3, 2024
Turki Saleh A. AlRajhi

/S/ Jane T. Elfers	Director, Chief Executive Officer and President	May 3, 2024
Jane T. Elfers	(Principal Executive Officer)

/S/ Sheamus Toal	Chief Operating Officer and Chief Financial Officer	May 3, 2024
Sheamus Toal	(Principal Financial Officer and Principal Accounting Officer)

/S/ Douglas Edwards	Director	May 3, 2024
Douglas Edwards

/S/ Hussan Arshad	Director	May 3, 2024
Hussan Arshad

/S/ Muhammad Asif Seemab	Director	May 3, 2024
Muhammad Asif Seemab

/S/ Muhammad Umair	Director	May 3, 2024
Muhammad Umair