Form 10-Q
period 2024-05-04
Childrens Place, Inc.
filed 2024-06-13
CIK 1041859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, par value $0.10 per share, outstanding at June 5, 2024: 12,708,181.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MAY 4, 2024

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 4, 2024	February 3, 2024	April 29, 2023
	(in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$12,960	$13,639	$18,242
Accounts receivable	28,286	33,219	25,659
Inventories	425,156	362,099	504,194
Prepaid expenses and other current assets	43,210	43,169	58,504
Total current assets	509,612	452,126	606,599
Long-term assets:
Property and equipment, net	116,779	124,750	146,315
Right-of-use assets	173,987	175,351	144,781
Tradenames, net	41,000	41,123	70,691
Deferred income taxes	—	—	36,432
Other assets	6,957	6,958	10,052
Total assets	$848,335	$800,308	$1,014,870

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Revolving loan	$226,100	$226,715	$300,835
Accounts payable	193,100	225,549	223,244
Current portion of operating lease liabilities	70,668	69,235	74,741
Income taxes payable	3,476	5,297	3,534
Accrued expenses and other current liabilities	79,872	89,608	116,933
Total current liabilities	573,216	616,404	719,287
Long-term liabilities:
Long-term debt	166,635	49,818	49,768
Long-term portion of operating lease liabilities	118,363	118,073	87,905
Income taxes payable	9,486	9,486	17,199
Other tax liabilities	4,928	4,664	2,885
Other long-term liabilities	10,557	10,882	12,005
Total liabilities	883,185	809,327	889,049
Commitments and contingencies (see Note 8)
Stockholders’ (deficit) equity:
Preferred stock, $1.00 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—	—
Common stock, $0.10 par value, 100,000 shares authorized; 12,739, 12,585, and 12,473 issued; 12,679, 12,529, and 12,405 outstanding	1,274	1,259	1,247
Additional paid-in capital	153,358	141,083	150,846
Treasury stock, at cost (60, 56, and 68 shares)	(2,957)	(2,909)	(3,810)
Deferred compensation	2,957	2,909	3,810
Accumulated other comprehensive loss	(16,822)	(16,496)	(17,065)
Accumulated deficit	(172,660)	(134,865)	(9,207)
Total stockholders’ (deficit) equity	(34,850)	(9,019)	125,821
Total liabilities and stockholders’ (deficit) equity	$848,335	$800,308	$1,014,870

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
	(in thousands, except loss per common share)
Net sales	$267,878	$321,640
Cost of sales (exclusive of depreciation and amortization)	175,137	225,178
Gross profit	92,741	96,462
Selling, general, and administrative expenses	109,094	112,931
Depreciation and amortization	11,635	11,848
Asset impairment charges	—	1,750
Operating loss	(27,988)	(30,067)
Interest expense	(7,731)	(5,937)
Interest income	10	34
Loss before provision (benefit) for income taxes	(35,709)	(35,970)
Provision (benefit) for income taxes	2,086	(7,136)
Net loss	$(37,795)	$(28,834)

Loss per common share
Basic	$(2.99)	$(2.33)
Diluted	$(2.99)	$(2.33)

Weighted average common shares outstanding
Basic	12,643	12,374
Diluted	12,643	12,374

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
	(in thousands)
Net loss	$(37,795)	$(28,834)
Other comprehensive loss:
Foreign currency translation adjustment	(326)	(818)
Total comprehensive loss	$(38,121)	$(29,652)

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
(Unaudited)

Thirteen Weeks Ended May 4, 2024
						Accumulated			Total
			Additional			Other			Stockholders’
	Common Stock		Paid-In	Deferred	Accumulated	Comprehensive	Treasury Stock		(Deficit)
(in thousands)	Shares	Amount	Capital	Compensation	Deficit	Loss	Shares	Amount	Equity
Balance, February 3, 2024	12,585	$1,259	$141,083	$2,909	$(134,865)	$(16,496)	(56)	$(2,909)	$(9,019)
Vesting of stock awards	204	20	(20)						—
Stock-based compensation expense			12,610						12,610
Purchase and retirement of common stock	(50)	(5)	(315)						(320)
Other comprehensive loss						(326)			(326)
Deferral of common stock into deferred compensation plan				48			(4)	(48)	—
Net loss					(37,795)				(37,795)
Balance, May 4, 2024	12,739	$1,274	$153,358	$2,957	$(172,660)	$(16,822)	(60)	$(2,957)	$(34,850)

Thirteen Weeks Ended April 29, 2023
						Accumulated
			Additional			Other			Total
	Common Stock		Paid-In	Deferred	Accumulated	Comprehensive	Treasury Stock		Stockholders’
(in thousands)	Shares	Amount	Capital	Compensation	Deficit	Loss	Shares	Amount	Equity
Balance, January 28, 2023	12,292	$1,229	$150,956	$3,736	$22,540	$(16,247)	(67)	$(3,736)	$158,478
Vesting of stock awards	336	34	(34)						—
Stock-based compensation expense			3,083						3,083
Purchase and retirement of common stock	(155)	(16)	(3,159)		(2,913)				(6,088)
Other comprehensive loss						(818)			(818)
Deferral of common stock into deferred compensation plan				74			(1)	(74)	—
Net loss					(28,834)				(28,834)
Balance, April 29, 2023	12,473	$1,247	$150,846	$3,810	$(9,207)	$(17,065)	(68)	$(3,810)	$125,821

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,795)	$(28,834)
Reconciliation of net loss to net cash (used in) provided by operating activities:
Non-cash portion of operating lease expense	19,212	18,441
Depreciation and amortization	11,635	11,848
Non-cash stock-based compensation expense	12,610	3,083
Asset impairment charges	—	1,750
Deferred income tax provision	—	112
Other non-cash charges, net	361	149
Changes in operating assets and liabilities:
Inventories	(63,452)	(57,085)
Accounts receivable and other assets	5,565	25,239
Prepaid expenses and other current assets	(2,250)	641
Income taxes payable, net of prepayments	5,783	(9,697)
Accounts payable and other current liabilities	(45,987)	61,598
Lease liabilities	(16,117)	(20,874)
Other long-term liabilities	(321)	(1,237)
Net cash (used in) provided by operating activities	(110,756)	5,134
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,694)	(10,982)
Change in deferred compensation plan	—	(55)
Net cash used in investing activities	(4,694)	(11,037)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	248,035	135,583
Repayments under revolving credit facility	(248,649)	(121,738)
Purchase and retirement of common stock, including shares surrendered for tax withholdings and transaction costs	(320)	(6,088)
Proceeds from issuance of term loans	168,600	—
Repayment of term loan	(50,000)	—
Payment of debt issuance costs	(2,777)	—
Net cash provided by financing activities	114,889	7,757
Effect of exchange rate changes on cash and cash equivalents	(118)	(301)
Net (decrease) increase in cash and cash equivalents	(679)	1,553
Cash and cash equivalents, beginning of period	13,639	16,689
Cash and cash equivalents, end of period	$12,960	$18,242

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Net cash (received) paid for income taxes	$(3,715)	$2,293
Cash paid for interest	7,591	5,784
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Purchases of property and equipment not yet paid	5,849	7,151

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
Terms that are commonly used in the notes to the Company’s consolidated financial statements are defined as follows:
•First Quarter 2024 — The thirteen weeks ended May 4, 2024
•First Quarter 2023 — The thirteen weeks ended April 29, 2023
•Fiscal 2024 — The fifty-two weeks ending February 1, 2025
•Fiscal 2023 — The fifty-three weeks ended February 3, 2024
•Fiscal 2022 — The fifty-two weeks ended January 28, 2023
•SEC — U.S. Securities and Exchange Commission
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
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated. As of May 4, 2024, February 3, 2024 and April 29, 2023, the Company did not have any investments in unconsolidated affiliates. FASB ASC 810—Consolidation is considered when determining whether an entity is subject to consolidation.
In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary for a fair statement of the consolidated financial position of the Company as of May 4, 2024 and April 29, 2023, the results of its consolidated operations, consolidated comprehensive loss, consolidated changes in stockholders’ (deficit) equity, and consolidated cash flows for the thirteen weeks ended May 4, 2024 and April 29, 2023. The consolidated balance sheet as of February 3, 2024 was derived from audited financial statements. Due to the seasonal nature of the Company’s business, the results of operations for the thirteen weeks ended May 4, 2024 and April 29, 2023 are not necessarily indicative of operating results for a full fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2024.
Certain prior period financial statement disclosures have been conformed to the current period presentation.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Liquidity
The Company incurred net losses in the First Quarter 2024, Fiscal 2023 and Fiscal 2022. As of May 4, 2024, the Company had an Accumulated deficit of $172.7 million and a working capital deficit of $63.6 million, which included borrowings of $226.1 million under its asset-based revolving credit facility (the “ABL Credit Facility”) that do not mature until November 2026, pursuant to its credit agreement, dated as of May 9, 2019, (as amended from time to time, the “Credit Agreement”), by and among the Company, certain of its subsidiaries and the lenders party thereto. The Company had availability under its ABL Credit Facility of $47.7 million. These conditions resulted in the Company seeking additional liquidity to fund its ongoing operations. On May 2, 2024, the Company and its majority shareholder, Mithaq Capital SPC, a Cayman segregated portfolio company (“Mithaq”), entered into a commitment letter pursuant to which Mithaq agreed to provide the Company with a Shariah-compliant senior unsecured credit facility of up to $40.0 million (the “Mithaq Credit Facility”) in accordance with the terms described in “Note 7. Debt” of the consolidated financial statements. The Mithaq Credit Facility will be available to draw on at any time prior to July 1, 2025 to augment the Company’s liquidity position, if needed. The Company plans to address its ongoing liquidity needs with additional financing as necessary. The Company has determined that its existing cash on hand, expected cash generated from operations, and availability under its ABL Credit Facility and the Mithaq Credit Facility, will be sufficient to fund its capital and other cash requirements for at least the next twelve months from the date that the Company’s consolidated financial statements for the First Quarter 2024 were issued.
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
The following table presents the Company’s revenues disaggregated by geography:

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
	(in thousands)
Net sales:
South	$103,257	$119,918
Northeast	54,228	64,532
West	33,917	42,603
Midwest	32,538	38,809
International and other (1)	43,938	55,778
Total net sales	$267,878	$321,640
____________________________________________
(1)Includes retail and e-commerce sales in Canada and Puerto Rico, wholesale and franchisee sales, and certain amounts earned under the Company’s private label credit card program.
The Company recognizes revenue, including shipping and handling fees billed to customers, upon purchase at the Company’s retail stores or when received by the customer if the product was purchased via e-commerce, net of coupon redemptions and anticipated sales returns. The Company deferred sales of $5.3 million, $3.1 million, and $5.9 million within Accrued expenses and other current liabilities as of May 4, 2024, February 3, 2024, and April 29, 2023, respectively, based upon estimated time of delivery, at which point control passes to the customer. Sales tax collected from customers is excluded from revenue.
For its wholesale business, the Company recognizes revenue, including shipping and handling fees billed to customers, when title of the goods passes to the customer, net of commissions, discounts, operational chargebacks, and cooperative advertising. The allowance for wholesale revenue included within Accounts receivable was $7.0 million, $9.0 million, and $5.5 million as of May 4, 2024, February 3, 2024, and April 29, 2023, respectively.
For the sale of goods to retail customers with a right of return, the Company recognizes revenue for the consideration it expects to be entitled to and calculates an allowance for estimated sales returns based upon the Company’s sales return experience. Adjustments to the allowance for estimated sales returns in subsequent periods have not been material based on historical data, thereby reducing the uncertainty inherent in such estimates. The allowance for estimated sales returns, which is recorded in Accrued expenses and other current liabilities, was $1.3 million, $1.7 million, and $1.8 million as of May 4, 2024, February 3, 2024, and April 29, 2023, respectively.
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
The Company has a points-based customer loyalty program in which customers earn points based on purchases and other promotional activities. These points can be redeemed for coupons to discount future purchases. A contract liability is estimated based on the standalone selling price of benefits earned by customers through the program and the related redemption experience under the program. The value of each point earned is recorded as deferred revenue and is included within Accrued expenses and other current liabilities. The total contract liabilities related to this program were $2.3 million, $1.7 million, and $3.8 million as of May 4, 2024, February 3, 2024, and April 29, 2023, respectively.
The Company’s policy with respect to gift cards is to record revenue as and when the gift cards are redeemed for merchandise. The Company recognizes gift card breakage income in proportion to the pattern of rights exercised by the customer when the Company expects to be entitled to breakage and the Company determines that it does not have a legal obligation to remit the value of the unredeemed gift card to the relevant jurisdiction as unclaimed or abandoned property. Gift card breakage is recorded within Net sales. Prior to their redemption, gift cards are recorded as a liability within Accrued expenses and other current liabilities. The liability is estimated based on expected breakage that considers historical patterns of redemption. The gift card liability balance as of May 4, 2024, February 3, 2024, and April 29, 2023 was $6.4 million, $6.8 million, and $10.5 million, respectively. During the First Quarter 2024, the Company recognized Net sales of $1.7 million related to the gift card liability balance that existed at February 3, 2024.
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
The Company proactively accelerated the termination of its corporate office lease to capitalize on the prevailing tenant-favorable market conditions and subsequently executed an amendment to its corporate office lease in January 2024 with its current landlord on more favorable terms. The amended lease will expire in May 2037, with a termination right after the seventh year, and two five-year renewal options at fair market value.
The Company also implemented a plan that encompassed multiple headcount reductions, which accounted for approximately 20% of its salaried workforce, the substantial majority of whom were located at the Company’s corporate offices in Secaucus, New Jersey, with the balance at other domestic and international locations. The associated workforce reduction was substantially completed as of the end of the First Quarter 2024.
In addition, the lease for the Company’s distribution center in Toronto, Canada (“TODC”) expired in April 2024. The Company has moved these operations to the United States to its current distribution center in Alabama as of the end of the First Quarter 2024.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As a result of these strategic actions associated with the voluntary early termination of its corporate office lease, the move from the TODC, and workforce reductions, the Company incurred non-operating charges of $2.3 million in restructuring costs during the First Quarter 2024 on a pretax basis, summarized in the following table:

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
	(in thousands)
Lease termination costs (1)	$460	$—
TODC costs (2)	1,848	—
Total restructuring costs (3)	$2,308	$—
___________________________________________
(1)Includes non-cash charges related to accelerated depreciation on certain assets in the corporate office over the reduced term, amounting to $0.5 million for the First Quarter 2024.
(2)Includes non-cash charges related to accelerated depreciation on TODC assets, amounting to $1.1 million for the First Quarter 2024.
(3)Restructuring costs are recorded within Selling, general and administrative expenses, except accelerated depreciation charges noted above, which are recorded within Depreciation and amortization. TODC costs are recorded within The Children's Place International segment and lease termination costs are recorded within The Children’s Place U.S. segment.
The following table summarizes the restructuring costs that have been partially settled with cash payments and the remaining related liability as of May 4, 2024. The remaining related liability is expected to be settled with cash payments in the future and these costs are included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets:

	Employee-Related Costs	TODC Costs	Total
	(in thousands)
Balance at February 3, 2024	$1,666	$—	$1,666
Provision	—	751	751
Cash payments	(1,114)	(247)	(1,361)
Balance at May 4, 2024	$552	$504	$1,056

	Employee-Related Costs	Lease Termination Costs	Professional Fees	Total
	(in thousands)
Balance at April 29, 2023	$—	$—	$—	$—
Provision	5,433	4,040	186	9,659
Cash Payments	(2,602)	(4,040)	—	(6,642)
Balance at July 29, 2023	2,831	—	186	3,017
Provision	674	—	82	756
Cash Payments	(2,652)	—	(268)	(2,920)
Balance at October 28, 2023	853	—	—	853
Provision	1,275	—	—	1,275
Cash Payments	(462)	—	—	(462)
Balance at February 3, 2024	$1,666	$—	$—	$1,666

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
The Company recorded an impairment charge on the Gymboree tradename of $29.0 million in Fiscal 2023, which reduced the carrying value to its fair value of $41.0 million. There were no impairment charges recorded in the First Quarter 2024.
The Company’s intangible assets were as follows:

		May 4, 2024
	Useful Life	Gross Amount	Accumulated Amortization	Net Amount
		(in thousands)
Gymboree tradename (1)	Indefinite	$41,000	$—	$41,000
Crazy 8 tradename (1)	5 years	4,000	(4,000)	—
Total intangible assets		$45,000	$(4,000)	$41,000

		February 3, 2024
	Useful Life	Gross Amount	Accumulated Amortization	Net Amount
		(in thousands)
Gymboree tradename (1)	Indefinite	$41,000	$—	$41,000
Crazy 8 tradename (1)	5 years	4,000	(3,877)	123
Total intangible assets		$45,000	$(3,877)	$41,123

		April 29, 2023
	Useful Life	Gross Amount	Accumulated Amortization	Net Amount
		(in thousands)
Gymboree tradename (1)	Indefinite	$69,953	$—	$69,953
Crazy 8 tradename (1)	5 years	4,000	(3,262)	738
Total intangible assets		$73,953	$(3,262)	$70,691
____________________________________________
(1)Included within Tradenames, net on the Consolidated Balance Sheets.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
5. PROPERTY AND EQUIPMENT, NET
Property and equipment consisted of the following:

	May 4, 2024	February 3, 2024	April 29, 2023
	(in thousands)
Property and equipment:
Land and land improvements	$3,403	$3,403	$3,403
Building and improvements	36,187	36,187	36,187
Material handling equipment	89,427	90,637	71,404
Leasehold improvements	161,922	162,898	179,949
Store fixtures and equipment	165,887	173,667	200,040
Capitalized software	335,523	333,953	343,132
Construction in progress	4,939	3,386	24,145
	797,288	804,131	858,260
Less accumulated depreciation and amortization	(680,509)	(679,381)	(711,945)
Property and equipment, net	$116,779	$124,750	$146,315
At May 4, 2024 and April 29, 2023, the Company reviewed its store related long-lived assets for indicators of impairment, and performed a recoverability test if indicators were identified. Based on the results of the analyses performed, the Company recorded asset impairment charges in the First Quarter 2023 of $1.8 million, inclusive of right-of-use (“ROU”) assets. The Company did not record asset impairment charges in the First Quarter 2024.

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
The following components of operating lease expense were recognized in the Company’s Consolidated Statements of Operations:

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
	(in thousands)
Fixed operating lease cost	$22,502	$20,906
Variable operating lease cost (1)	7,846	14,697
Total operating lease cost	$30,348	$35,603
____________________________________________
(1)Includes short term leases with lease periods of less than 12 months.
As of May 4, 2024, the weighted-average remaining operating lease term was 4.4 years, and the weighted-average discount rate for operating leases was 7.6%. Cash paid for amounts included in the measurement of operating lease liabilities during the First Quarter 2024 was $19.7 million. ROU assets obtained in exchange for new operating lease liabilities were $22.1 million during the First Quarter 2024.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of May 4, 2024, the maturities of operating lease liabilities were as follows:

May 4, 2024
(in thousands)
Remainder of 2024	$66,253
2025	59,954
2026	31,507
2027	16,113
2028	13,931
Thereafter	40,603
Total operating lease payments	228,361
Less: imputed interest	(39,330)
Present value of operating lease liabilities	$189,031

7. DEBT
ABL Credit Facility and 2021 Term Loan
The Company and certain of its subsidiaries maintain the $433.0 million ABL Credit Facility and, before it was fully repaid, maintained a $50.0 million term loan (the “2021 Term Loan”) under its Credit Agreement with Wells Fargo Bank, National Association (“Wells Fargo”), Truist Bank, Bank of America, N.A., HSBC Business Credit (USA) Inc., JPMorgan Chase Bank, N.A., and PNC Bank, National Association, as the lenders party thereto (collectively, the “Credit Agreement Lenders”) and Wells Fargo, as Administrative Agent, Collateral Agent, Swing Line Lender and, before the 2021 Term Loan was fully repaid, Term Agent. The ABL Credit Facility will mature and, before it was fully repaid, the 2021 Term Loan would have matured, in November 2026.
As of the effective date of the seventh amendment to the Credit Agreement (the “Seventh Amendment”), the ABL Credit Facility includes a $25.0 million Canadian sublimit and a $25.0 million sublimit for standby and documentary letters of credit.
Under the ABL Credit Facility, borrowings outstanding bear interest, at the Company’s option, at:
(i)the prime rate per annum, plus a margin of 2.000%; or
(ii)the Secured Overnight Financing Rate (“SOFR”) per annum, plus 0.100%, plus a margin of 3.000%.
Prior to the effective date of the Seventh Amendment, the Company was charged a fee of 0.200% on the unused portion of the commitments. As of the effective date of the Seventh Amendment, based on the size of the unused portion of the commitments, the Company is charged a fee ranging from 0.250% to 0.375%. Letter of credit fees are at 1.125% for commercial letters of credit and 1.750% for standby letters of credit. The amount available for loans and letters of credit under the ABL Credit Facility is determined by a borrowing base consisting of certain credit card receivables, certain trade receivables, certain inventory, and the fair market value of certain real estate, subject to certain reserves and an availability block.
From and after February 4, 2025 and on the first day of each fiscal quarter thereafter, based on the amount of the Company’s average daily excess availability under the facility, borrowings outstanding under the ABL Credit Facility will bear interest, at the Company’s option, at:
(i)the prime rate per annum, plus a margin of 1.750% or 2.000%; or
(ii)the SOFR per annum, plus 0.100%, plus a margin of 2.750% or 3.000%.
Letter of credit fees will range from 1.000% to 1.125% for commercial letters of credit and will range from 1.500% to 1.750% for standby letters of credit. Letter of credit fees will be determined based on the amount of the Company’s average daily excess availability under the facility.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
For the First Quarter 2024 and First Quarter 2023, the Company recognized $5.7 million and $4.7 million, respectively, in interest expense related to the ABL Credit Facility.
Prior to the effective date of the Seventh Amendment, when the 2021 Term Loan was fully repaid, credit extended under the ABL Credit Facility was secured by a first priority security interest in substantially all of the Company’s U.S. and Canadian assets other than intellectual property, certain furniture, fixtures, equipment, and pledges of subsidiary capital stock, and a second priority security interest in the Company’s intellectual property, certain furniture, fixtures, equipment, and pledges of subsidiary capital stock. As of the effective date of the Seventh Amendment, the ABL Credit Facility is secured on a first priority basis by all of the foregoing collateral.
The outstanding obligations under the ABL Credit Facility may be accelerated upon the occurrence of certain customary events, including, among others, non-payment, breach of covenants, the institution of insolvency proceedings, defaults under other material indebtedness, and a change of control, subject, in the case of certain defaults, to the expiration of applicable grace periods. The Company is not subject to any early termination fees.
The ABL Credit Facility contains covenants, which include conditions on stock buybacks and the payment of cash dividends or similar payments. These covenants also limit the ability of the Company and its subsidiaries to incur certain liens, to incur certain indebtedness, to make certain investments, acquisitions, or dispositions or to change the nature of its business. Pursuant to the Seventh Amendment, the requisite payment condition thresholds for some of these covenants have been heightened, resulting in certain actions such as the repurchase of shares and payment of cash dividends becoming more difficult to perform. Additionally, if the Company is unable to maintain a certain amount of excess availability for borrowings (the “excess availability threshold”), the Company may be subject to cash dominion.
The ABL Credit Facility contains customary events of default, which include (subject in certain cases to customary grace and cure periods) nonpayment of principal or interest, breach of covenants, failure to pay certain other indebtedness, and certain events of bankruptcy, insolvency or reorganization, such as a change of control.
In October 2023, the Company became aware of inadvertent calculation errors contained in the June, July and August 2023 borrowing base certificates provided to the Credit Agreement Lenders, all of which have since been remedied. As the Credit Agreement Lenders determined that the calculation errors resulted in certain technical defaults under the Credit Agreement (including the Company not being in compliance with certain debt covenants), the Company and the Credit Agreement Lenders entered into a Waiver and Amendment Agreement (the “Waiver Agreement”) on October 24, 2023, pursuant to which the Credit Agreement Lenders waived all of the defaults and the Company agreed to certain temporary enhanced reporting requirements and temporary restrictions on certain payments. These enhanced reporting requirements and restrictions will cease once the Company achieves certain excess availability thresholds. At no time prior to or following entering into the Waiver Agreement was the Company prevented from borrowing under the Credit Agreement in the ordinary course in accordance with its terms.
During the First Quarter 2024, Mithaq became the controlling shareholder of the Company and this change of control triggered an event of default under the Credit Agreement, thus subjecting the Company to cash dominion by the Credit Agreement Lenders. Subsequently, the Credit Agreement Lenders agreed to forbear from enforcing certain other rights and remedies during a limited forbearance period. On April 16, 2024, the Company and certain of its subsidiaries entered into the Seventh Amendment with the Credit Agreement Lenders that, among other things, provided a permanent waiver of the change of control event of default. As of the effective date of the Seventh Amendment, the ABL Credit Facility was reduced from $445.0 million to $433.0 million, and until the Company achieves certain excess availability thresholds, the Seventh Amendment preserves the temporary enhanced reporting requirements under the Waiver Agreement and continues to impose cash dominion.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The table below presents the components of the Company’s ABL Credit Facility:

	May 4, 2024	February 3, 2024	April 29, 2023
	(in millions)
Total borrowing base availability (1)	$286.0	$258.4	$408.9
Credit facility availability (2)	433.0	400.5	315.0
Maximum borrowing availability (3)	286.0	258.4	315.0

Outstanding borrowings	226.1	226.7	300.8
Letters of credit outstanding—standby	12.2	7.4	7.4
Utilization of credit facility at end of period	238.3	234.1	308.2

Availability (4)	$47.7	$24.3	$6.8

Interest rate at end of period	9.9%	8.1%	6.5%

	Year-To-Date 2024	Fiscal 2023	Year-To-Date 2023
	(in millions)
Average end of day loan balance during the period	$228.2	$315.5	$297.1
Highest end of day loan balance during the period	$251.6	$379.4	$305.9

Average interest rate	9.6%	7.5%	5.9%
____________________________________________
(1)In the First Quarter 2024, given that the Company was under cash dominion, the total borrowing base availability was only net of the availability block under the Credit Agreement as of the effective date of the Seventh Amendment, and the excess availability threshold was not applicable. For the second quarter of Fiscal 2024, if applicable, the total borrowing base availability will need to be net of the excess availability threshold for 60 consecutive days after June 30, 2024 in order to exit cash dominion. In Fiscal 2023, the total borrowing base availability was net of the excess availability threshold under the Credit Agreement prior to the effective date of the Seventh Amendment.
(2)In the First Quarter 2024, given that the Company was under cash dominion, the excess availability threshold under the Credit Agreement as of the effective date of the Seventh Amendment was not applicable to the determination of the credit facility availability. For the second quarter of Fiscal 2024, if applicable, the credit facility availability will need to be net of the excess availability threshold for 60 consecutive days after June 30, 2024 in order to exit cash dominion. In Fiscal 2023, the credit facility availability was net of the excess availability threshold under the Credit Agreement prior to the effective date of the Seventh Amendment.
(3)The lower of the credit facility availability and the total borrowing base availability.
(4)The sub-limit availability for letters of credit was $12.8 million at May 4, 2024, and $42.6 million at February 3, 2024 and April 29, 2023.
The 2021 Term Loan bore interest, payable monthly, at (a) the SOFR per annum plus 2.750% for any portion that was a SOFR loan, or (b) the base rate per annum plus 2.000% for any portion that was a base rate loan. The 2021 Term Loan was pre-payable at any time without penalty, and did not require amortization. For the First Quarter 2024 and First Quarter 2023, the Company recognized $1.1 million and $0.9 million, respectively, in interest expense related to the 2021 Term Loan.
As of the effective date of the Seventh Amendment, the 2021 Term Loan was fully repaid.
As of May 4, 2024, unamortized deferred financing costs amounted to $2.9 million related to the Company’s ABL Credit Facility.
Mithaq Term Loans
The Company and certain of its subsidiaries maintain an interest-free, unsecured and subordinated promissory note with Mithaq for a $78.6 million term loan (the “Initial Mithaq Term Loan”), consisting of (a) a first tranche in an aggregate principal amount of $30.0 million (the “First Tranche”) and (b) a second tranche in an aggregate principal amount of $48.6 million (the “Second Tranche”). The Company received the First Tranche on February 29, 2024 and the Second Tranche on March 8, 2024.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The Initial Mithaq Term Loan matures on February 15, 2027. The Initial Mithaq Term Loan is guaranteed by each of the Company’s subsidiaries that guarantee the Company’s ABL Credit Facility.
The Company and certain of its subsidiaries also maintain a Shariah-compliant unsecured and subordinated $90.0 million term loan with Mithaq (the “New Mithaq Term Loan”; and together with the Initial Mithaq Term Loan, collectively, the “Mithaq Term Loans”).
The New Mithaq Term Loan matures on April 16, 2027, and requires monthly payments equivalent to interest charged at the SOFR plus 4.000% per annum, with such monthly payments to Mithaq deferred until April 30, 2025. The New Mithaq Term Loan is guaranteed by each of the Company’s subsidiaries that guarantee the Company’s ABL Credit Facility. For the First Quarter 2024, the Company recognized $0.4 million in deferred interest-equivalent expense related to the New Mithaq Term Loan.
The Mithaq Term Loans are subject to an amended and restated subordination agreement (as amended from time to time, the “Subordination Agreement”), dated as of April 16, 2024, by and among the Company and certain of its subsidiaries, Wells Fargo and Mithaq, pursuant to which the Mithaq Term Loans are subordinated in payment priority to the obligations of the Company and its subsidiaries under the Credit Agreement. Subject to such subordination terms, the Mithaq Term Loans are prepayable at any time and from time to time without penalty and do not require any mandatory prepayments.
The Mithaq Term Loans contain customary affirmative and negative covenants substantially similar to a subset of the covenants set forth in the Credit Agreement, including limits on the ability of the Company and its subsidiaries to incur certain liens, to incur certain indebtedness, to make certain investments, acquisitions, dispositions or restricted payments, or to change the nature of its business. The Mithaq Term Loans, however, do not provide for any closing, prepayment or exit fees, or other fees typical for transactions of this nature, do not impose additional reserves on borrowings under the Credit Agreement, and do not contain certain other restrictive covenants.
The Mithaq Term Loans contain certain customary events of default, which include (subject in certain cases to customary grace periods), nonpayment of principal, breach of other covenants of the Mithaq Term Loans, inaccuracy in representations or warranties, acceleration of certain other indebtedness (including under the Credit Agreement), certain events of bankruptcy, insolvency or reorganization, such as a change of control, and invalidity of any part of the Mithaq Term Loans.
As of May 4, 2024 unamortized deferred financing costs amounted to $2.0 million related to the Mithaq Term Loans.
Maturities of the Company’s principal debt payments as of May 4, 2024 are as follows:

May 4, 2024
(in thousands)
Remainder of 2024	$—
2025	—
2026	—
2027	168,600
Thereafter	—
Total debt	$168,600

Mithaq Commitment Letter
On May 2, 2024, the Company entered into a commitment letter with Mithaq for a Shariah-compliant $40.0 million Mithaq Credit Facility. Under the Mithaq Credit Facility, the Company may request for advances at any time prior to July 1, 2025.
If any debt is incurred under the Mithaq Credit Facility, it shall require monthly payments equivalent to interest charged at the SOFR plus 5.000% per annum. Such debt shall be unsecured and shall be guaranteed by each of the Company’s subsidiaries that guarantee the Company’s ABL Credit Facility. Similar to the Mithaq Term Loans, such debt shall also be subject to the Subordination Agreement, contain customary affirmative and negative covenants substantially similar to a subset of the covenants set forth in the Credit Agreement, and contain certain customary events of default. Additionally, such debt shall require no mandatory prepayments and shall mature no earlier than July 1, 2025. As of May 4, 2024, no debt had been incurred under the Mithaq Credit Facility.

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
The Company engaged in mediation proceedings with the plaintiffs in December 2016 and April 2017. The parties reached an agreement in principle in April 2017, and signed a definitive settlement agreement in November 2017, to settle the matter on a class basis with all individuals in the U.S. who made a qualifying purchase at The Children’s Place from February 11, 2012 through January 28, 2020, the date of preliminary approval by the court of the settlement. The Company submitted its memorandum in support of final approval of the class settlement on March 2, 2021. On March 29, 2021, the court granted final approval of the class settlement and denied plaintiff’s motion for attorney’s fees, with the amount of attorney’s fees to be decided after the class recovery amount has been determined. The settlement provides merchandise vouchers for qualified class members who submit valid claims, as well as payment of legal fees and expenses and claims administration expenses. Vouchers were distributed to class members on November 15, 2021 and they were eligible for redemption in multiple rounds through November 2023. On February 23, 2024, a hearing on motion for preliminary injunction and permanent injunction and to enforce judgement and settlement agreement was held. Pending receipt of the court’s ruling, upon the court’s order, the plaintiff filed a renewed motion for attorneys’ fees, costs and incentive awards on March 4, 2024, to which the Company filed a statement of non-opposition on April 1, 2024. Because the plaintiff was seeking less than the maximum amount agreed to in the settlement, the Company requested that such difference in amount be distributed as vouchers to authorized class members, pursuant to the settlement agreement. The hearing for the motion for attorneys’ fees, costs, and incentive awards resulted in the court granting the plaintiff’s counsel approximately $0.3 million in fees, costs and incentive awards. The balance of funds initially reserved for the plaintiff counsel’s fees and costs will now be issued as a single, final round of merchandise vouchers for qualified class members. In connection with the settlement, the Company recorded a reserve for $5.0 million in its consolidated financial statements in the first quarter of 2017. Following the court’s recent decision(s), the Company released $2.3 million from its previously established reserve.
Similar to the Rael case above, the Company is also a defendant in Gabriela Gonzalez v. The Children’s Place, Inc., a purported class action, pending in the U.S. District Court, Central District of California. The plaintiff alleged that the Company had falsely advertised discounts that do not exist, in violation of California’s Unfair Competition Laws, False Advertising Law and the California Consumer Legal Remedies Act. The Company filed a motion to compel arbitration, which the plaintiff did not oppose, and the court granted the motion on August 17, 2022—staying the case pending the outcome of the arbitration. The demand for arbitration was filed on October 4, 2022, in connection with the individual claim of the plaintiff. A mass arbitration firm associated with plaintiff’s counsel then conducted an advertising campaign for claimants to conduct a mass arbitration. In part, to avoid the mass arbitration, the parties stipulated to return the original plaintiff’s claim to court to proceed as a class action. Accordingly, the arbitration would not be proceeding and the Company’s response to the original plaintiff’s complaint in court was filed on July 20, 2023. On August 16, 2023, however, the Company began to receive notices regarding an initial tranche of approximately 1,300 individual demands that were filed with Judicial Arbitration and Mediation Services, Inc. as part of a related mass arbitration claim. The parties participated in mediation proceedings on November 15, 2023 and February 9, 2024. The parties agreed to further discuss settlement options in May 2024, which occurred without resolution. In late May, due to the judge’s retirement, the Gonzalez action was transferred and reassigned to a different judge. Deadlines will therefore be reset, including the Company’s motion to dismiss.
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
The Company is also involved in various legal proceedings arising in the normal course of business. In the opinion of management, any ultimate liability arising out of these proceedings is not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

9. STOCKHOLDERS’ (DEFICIT) EQUITY
Share Repurchase Program
In November 2021, the Company’s Board of Directors authorized a $250.0 million share repurchase program (the “Share Repurchase Program”). Under this program, the Company may repurchase shares on the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, and other market and business conditions. The Company may suspend or discontinue the program at any time and may thereafter reinstitute purchases, all without prior announcement. Currently, given the terms of the Company’s Credit Agreement as amended by its Seventh Amendment described above, the Company is not expecting to repurchase any shares in Fiscal 2024, except as described below, pursuant to our practice as a result of our insider trading policy. As of May 4, 2024, there was $156.9 million remaining availability under the Share Repurchase Program.
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
The following table summarizes the Company’s share repurchases:

	Thirteen Weeks Ended
	May 4, 2024		April 29, 2023
	Shares	Amount	Shares	Amount
	(in thousands)
Share repurchases related to:
Share repurchase program	43	$320	155	$6,088
Shares acquired and held in treasury	4	$48	1	$74
In accordance with the FASB ASC 505—Equity, the par value of the shares retired is charged against Common stock and the remaining purchase price is allocated between Additional paid-in capital and Accumulated deficit. The portion charged against Additional paid-in capital is determined using a pro-rata allocation based on total shares outstanding. For all shares retired in the First Quarter 2023, $2.9 million was charged to Accumulated deficit. There were no amounts charged to Accumulated deficit in the First Quarter 2024.
Dividends
Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the Company’s Board of Directors based on a number of factors, including business and market conditions, the Company’s financial performance, and other investment priorities. Currently, given the terms of the Credit Agreement as amended by the Seventh Amendment as described above, the Company is not expecting to pay any cash dividends in Fiscal 2024.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
10. STOCK-BASED COMPENSATION
The Company generally grants time-vesting stock awards (“Deferred Awards”) and performance-based stock awards (“Performance Awards”) to employees at management levels. The Company also grants Deferred Awards to its non-employee directors.
The following table summarizes the Company’s stock-based compensation expense:

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
	(in thousands)
Deferred Awards	$2,418	$2,500
Performance Awards	10,192	583
Total stock-based compensation expense (1)	$12,610	$3,083
___________________________________________
(1)Stock-based compensation expense recorded within Cost of sales (exclusive of depreciation and amortization) amounted to $1.0 million and $0.4 million in the First Quarter 2024 and First Quarter 2023, respectively. All other stock-based compensation expense is included in Selling, general, and administrative expenses.
During the First Quarter 2024, there was a change of control of the Company, which triggered a conversion of all Performance Awards into service-based Performance Awards in accordance with their terms. As a result, the Fiscal 2023, Fiscal 2022, and fiscal year 2021 Performance Awards will all vest at their target shares on their respective vesting dates without regard to the achievement of any of the performance metrics associated with those awards. The incremental expense recorded for Performance Awards in the First Quarter 2024 due to the change of control was $9.9 million.

11. LOSS PER COMMON SHARE
The following table reconciles net loss and share amounts utilized to calculate basic and diluted loss per common share:

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
	(in thousands)
Net loss	$(37,795)	$(28,834)

Basic weighted average common shares outstanding	12,643	12,374
Dilutive effect of stock awards	—	—
Diluted weighted average common shares outstanding	12,643	12,374

Anti-dilutive shares excluded from diluted loss per common share calculation	78	228

12.     FAIR VALUE MEASUREMENT
The Company’s cash and cash equivalents, accounts receivable, investments in the rabbi trust, accounts payable, and revolving loan are all short-term in nature. As such, their carrying amounts approximate fair value. The Company's deferred compensation plan assets and liabilities fall within Level 1 of the fair value hierarchy. The Company stock included in the deferred compensation plan is not subject to fair value measurement.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The fair value of the Company’s Initial Mithaq Term Loan with a carrying value (gross of debt issuance costs) of $78.6 million at May 4, 2024, was approximately $53.2 million. The fair value of the Company’s New Mithaq Term Loan with a carrying value (gross of debt issuance costs) of $90.0 million at May 4, 2024, was approximately $77.8 million. The fair value of debt was estimated using a market approach, which considers the Company’s credit risk and market related conditions, and is therefore within Level 2 of the fair value hierarchy.
The Company’s non-financial assets measured at fair value on a nonrecurring basis include long-lived assets, such as intangible assets, fixed assets, and ROU assets. The Company reviews the carrying amounts of such assets when events indicate that their carrying amounts may not be recoverable. Any resulting asset impairment would require that the asset be recorded at its fair value. The resulting fair value measurements of the assets are considered to fall within Level 3 of the fair value hierarchy.
Impairment of Long-Lived Assets
The fair value of the Company’s long-lived assets is primarily calculated using a discounted cash-flow model directly associated with those assets, which consist principally of property and equipment and ROU assets. These assets are tested for impairment when events indicate that their carrying value may not be recoverable.
The Company performed periodic quantitative impairment assessments of its long-lived assets and recorded impairment charges in the First Quarter 2023 of $1.8 million, inclusive of ROU assets. The Company did not record asset impairment charges in the First Quarter 2024.
Impairment of Indefinite-Lived Intangible Assets
The Company estimates the fair value of its indefinite-lived Gymboree tradename based on an income approach using the relief-from-royalty method. Estimating fair value using this method requires management to estimate future revenues, royalty rates, discount rates, long-term growth rates, and other factors in order to project future cash flows.
The Company performs a periodic quantitative impairment assessment of the Gymboree tradename, in accordance with FASB ASC 350—Intangibles – Goodwill and Other. Based on this assessment, the Company recorded an impairment charge on the Gymboree tradename of $29.0 million in Fiscal 2023, which reduced the carrying value to its fair value of $41.0 million. There were no impairment charges recorded in the First Quarter 2024.
Unfavorable changes in certain of the Company’s key assumptions may affect future testing results. For example, keeping all other assumptions constant, a 100-basis point increase in the discount rate would result in further impairment charges of approximately $3.0 million or a 10% decrease in forecasted revenue would result in further impairment charges of approximately $4.0 million.

13. INCOME TAXES
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
The Company’s effective income tax rate for the First Quarter 2024 was a provision of (5.8)%, or $2.1 million, compared to a benefit of 19.8%, or $(7.1) million, during the First Quarter 2023. The change in the effective income tax rate and income tax provision (benefit) for the First Quarter 2024 compared to the First Quarter 2023 was primarily driven by the establishment of a valuation allowance against the Company’s net deferred tax assets in Fiscal 2023.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act allows net operating losses (“NOLs”) incurred in taxable years 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to offset 100% of taxable income and to generate a refund of previously paid income taxes. Pursuant to the CARES Act, the Company carried back the taxable year 2020 tax loss of $150.0 million to prior years. As of May 4, 2024, the remaining income tax receivable of $19.1 million is included within Prepaid expenses and other current assets on the Consolidated Balance Sheets.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The Company accrues interest and penalties related to unrecognized tax benefits as part of the provision for income taxes. The total amount of unrecognized tax benefits was $7.4 million, $7.0 million, and $3.8 million as of May 4, 2024, February 3, 2024, and April 29, 2023, respectively, and is included within long-term liabilities. Additional interest expense recognized in the First Quarter 2024 and First Quarter 2023 related to unrecognized tax benefits was not significant.
The Company is subject to tax in the United States and foreign jurisdictions, including Canada and Hong Kong. The Company files a consolidated U.S. income tax return for federal income tax purposes. The Company is no longer subject to income tax examinations by U.S. federal, state and local or foreign tax authorities for tax years 2015 and prior.
The Internal Revenue Service is currently conducting an examination of the Company’s tax return for fiscal year 2020 in conjunction with its review of the CARES Act NOL carryback to earlier fiscal years. The Company believes that its reserves for uncertain tax positions are adequate to cover existing risks or exposures. Management believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues arise as a result of a tax audit, and are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.
During the First Quarter 2024, Mithaq became the controlling shareholder of the Company. This change of control constituted an “ownership change” under the Internal Revenue Code Section 382, subjecting the Company to an annual limitation on its ability to utilize its existing NOLs and tax credits as of the ownership change date to offset future taxable income. The application of such limitation may cause U.S. federal income taxes to be paid by the Company earlier than they otherwise would be paid if such limitation was not in effect, which would adversely affect the Company’s operating results and cash flows if it has taxable income in the future. In addition to the aforementioned federal income tax implications pursuant to Section 382 of the Code, most U.S. states follow the general provision of Section 382 of the Code, either explicitly or implicitly resulting in separate state NOL limitations. This could cause state income taxes to be paid earlier than otherwise would be paid if such limitation was not in effect and could cause such NOLs to expire unused.

14. SEGMENT INFORMATION
In accordance with FASB ASC 280—Segment Reporting, the Company reports segment data based on geography: The Children’s Place U.S. and The Children’s Place International. Each segment includes an e-commerce business located at www.childrensplace.com and www.gymboree.com. Included in The Children’s Place U.S. segment are the Company’s U.S. and Puerto Rico-based stores and revenue from the Company’s U.S.-based wholesale business. Included in The Children’s Place International segment are the Company’s Canadian-based stores, revenue from the Company’s Canadian-based wholesale business, and revenue from international franchisees. The Company measures its segment profitability based on operating income, defined as income before interest and taxes. Net sales and direct costs are recorded by each segment. Certain inventory procurement functions, such as production and design, as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services, are managed by The Children’s Place U.S. segment. Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales. The assets related to these functions are not allocated. The Company periodically reviews these allocations and adjusts them based upon changes in business circumstances. Net sales to external customers are derived from merchandise sales, and the Company has no customer that individually accounted for more than 10% of its net sales. As of May 4, 2024, The Children’s Place U.S. had 455 stores and The Children’s Place International had 63 stores. As of April 29, 2023, The Children’s Place U.S. had 528 stores and The Children’s Place International had 71 stores.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table provides segment level financial information:

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
	(in thousands)
Net sales:
The Children’s Place U.S.	$246,188	$293,486
The Children’s Place International (1)	21,690	28,154
Total net sales	$267,878	$321,640
Operating loss:
The Children’s Place U.S.	$(23,979)	$(28,027)
The Children’s Place International	(4,009)	(2,040)
Total operating loss	$(27,988)	$(30,067)
Operating loss as a percentage of net sales:
The Children’s Place U.S.	(9.7%)	(9.5%)
The Children’s Place International	(18.5%)	(7.2%)
Total operating loss as a percentage of net sales	(10.4%)	(9.3%)
Depreciation and amortization:
The Children’s Place U.S.	$9,654	$10,905
The Children’s Place International	1,981	943
Total depreciation and amortization	$11,635	$11,848
Capital expenditures:
The Children’s Place U.S.	$4,678	$10,972
The Children’s Place International	16	10
Total capital expenditures	$4,694	$10,982
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This Quarterly Report on Form 10-Q contains or may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including but not limited to statements relating to the Company’s strategic initiatives and results of operations, including adjusted net income (loss) per diluted share. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “plan,” “project,” “expect,” “anticipate,” “estimate,” and similar words, although some forward-looking statements are expressed differently. These forward-looking statements are based upon the Company’s current expectations and assumptions and are subject to various risks and uncertainties that could cause actual results and performance to differ materially. Some of these risks and uncertainties are described in the Company’s filings with the Securities and Exchange Commission, including in Part I, Item 1A. Risk Factors of its annual report on Form 10-K for the fiscal year ended February 3, 2024. Included among the risks and uncertainties that could cause actual results and performance to differ materially are the risk that the Company will be unable to achieve operating results at levels sufficient to fund and/or finance the Company’s current level of operations and repayment of indebtedness, the risk that the Company will be unsuccessful in gauging fashion trends and changing consumer preferences, the risks resulting from the highly competitive nature of the Company’s business and its dependence on consumer spending patterns, which may be affected by changes in economic conditions (including inflation), the risk that changes in the Company’s plans and strategies with respect to pricing, capital allocation, capital structure, investor communications and/or operations may have a negative effect on the Company’s business, the risk that the Company’s strategic initiatives to increase sales and margin, improve operational efficiencies, enhance operating controls, decentralize operational authority and reshape the Company’s culture are delayed or do not result in anticipated improvements, the risk of delays, interruptions, disruptions and higher costs in the Company’s global supply chain, including resulting from disease outbreaks, foreign sources of supply in less developed countries, more politically unstable countries, or countries where vendors fail to comply with industry standards or ethical business practices, including the use of forced, indentured or child labor, the risk that the cost of raw materials or energy prices will increase beyond current expectations or that the Company is unable to offset cost increases through value engineering or price increases, various types of litigation, including class action litigations brought under securities, consumer protection, employment, and privacy and information security laws and regulations, the imposition of regulations affecting the importation of foreign-produced merchandise, including duties and tariffs, risks related to the existence of a controlling shareholder, and the uncertainty of weather patterns. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
The following discussion should be read in conjunction with the Company’s unaudited financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 3, 2024.
Terms that are commonly used in our Management’s Discussion and Analysis of Financial Condition and Results of Operations are defined as follows:
•First Quarter 2024 — The thirteen weeks ended May 4, 2024
•First Quarter 2023 — The thirteen weeks ended April 29, 2023
•Fiscal 2024 — The fifty-two weeks ending February 1, 2025
•Fiscal 2023 — The fifty-three weeks ended February 3, 2024
•SEC — U.S. Securities and Exchange Commission
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

OVERVIEW
Our Business
We are an omni-channel children’s specialty portfolio of brands with an industry-leading digital-first operating model. We design, contract to manufacture, and sell fashionable, high quality apparel, accessories and footwear predominantly at value prices, primarily under our proprietary brands: “The Children’s Place”, “Gymboree”, “Sugar & Jade”, and “PJ Place”. As of May 4, 2024, we had 518 stores across North America, our e-commerce business at www.childrensplace.com and www.gymboree.com, social media channels on Instagram, Facebook, X, formerly known as Twitter, YouTube and Pinterest, and 214 international points of distribution with our six franchise partners in 16 countries.
Segment Reporting
In accordance with FASB ASC 280—Segment Reporting, we report segment data based on geography: The Children’s Place U.S. and The Children’s Place International. Each segment includes an e-commerce business located at www.childrensplace.com and www.gymboree.com. Included in The Children’s Place U.S. segment are our U.S. and Puerto Rico-based stores and revenue from our U.S.-based wholesale business. Included in The Children’s Place International segment are our Canadian-based stores, revenue from our Canadian-based wholesale business, as well as revenue from international franchisees. We measure our segment profitability based on operating income, defined as income before interest and taxes. Net sales and direct costs are recorded by each segment. Certain inventory procurement functions such as production and design, as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services, are managed by The Children’s Place U.S. segment. Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales. The assets related to these functions are not allocated. We periodically review these allocations and adjust them based upon changes in business circumstances. Net sales to external customers are derived from merchandise sales, and we have no customer that individually accounted for more than 10% of our net sales.
Recent Developments
Macroeconomic conditions, including inflationary pressures, higher interest rates, and other domestic and geo-political factors, continue to adversely affect our core customer, resulting in a decrease in discretionary apparel purchases during the First Quarter 2024. These macroeconomic conditions are expected to continue to have an adverse impact during the remainder of Fiscal 2024.
On May 20, 2024 our Board of Directors (the “Board”) appointed Muhammad Umair, who is currently a Board member, as President and Interim Chief Executive Officer of the Company. Mr. Umair succeeded Jane Elfers, who departed as our President and Chief Executive Officer and as a member of the Board pursuant to a mutual agreement with the Company, effective as of May 20, 2024.
Operating Highlights
Net sales decreased $53.7 million, or 16.7%, to $267.9 million during the First Quarter 2024 from $321.6 million during the First Quarter 2023, primarily due to reductions in retail sales due to lower store count and traffic declines to stores, declines in e-commerce demand due to reductions in marketing results from liquidity challenges early in the quarter and decreases in wholesale revenue. During the First Quarter 2024, we closed five stores and did not open any new stores. Comparable retail sales decreased 11.7% for the First Quarter 2024.
Gross profit decreased $3.8 million to $92.7 million or 34.6% of net sales during the First Quarter 2024 from $96.5 million or 30.0% of net sales during the First Quarter 2023. The 460 basis point increase was primarily due to reductions in product input costs, including cotton and supply chain costs, which negatively impacted margins in the prior year coupled with improvements in the leverage of e-commerce freight costs due to our new shipping threshold for free shipping. These improvements were partially offset by margin pressure due to aggressive promotions, as we sought to maximize revenue during the quarter and due to increases in freight cost resulting from split shipments.
Operating loss decreased $2.1 million to $(28.0) million during the First Quarter 2024 compared to a loss of $(30.1) million during the First Quarter 2023. Operating margin deleveraged 110 basis points to (10.4)% of net sales.

Net loss increased $9.0 million to $(37.8) million, or $(2.99) per diluted share, during the First Quarter 2024 compared to $(28.8) million, or $(2.33) per diluted share, during the First Quarter 2023, due to the factors discussed above, in addition to higher interest expense due to higher average interest rates associated with our revolving credit facility due to the impact of refinancings and continued market-based rate increases.
While we continue to face a challenging macroeconomic environment, including inflationary pressures, higher interest rates, and other domestic and geo-political concerns, we continue to focus on our key strategic growth initiatives – superior product, digital transformation, alternative channels of distribution, and fleet optimization.
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
We have closed 681 stores since the announcement of our fleet optimization initiative in 2013, including five during the First Quarter 2024. With over 75% of our store fleet coming up for lease action in the next 24 months, we continue to maintain meaningful financial flexibility in our lease portfolio. The average unexpired lease term for our stores is approximately 1.7 years in the United States, Puerto Rico, and Canada.
In November 2021, our Board authorized a $250.0 million share repurchase program (the “Share Repurchase Program”). Currently, given the terms of our credit agreement, dated as of May 9, 2019 (as amended from time to time, the “Credit Agreement”), by and among the Company and certain of its subsidiaries, and the lenders party thereto (collectively, the “Credit Agreement Lenders”), as amended by the seventh amendment to the Credit Agreement (the “Seventh Amendment”), we are not expecting to repurchase any shares in Fiscal 2024, except pursuant to our practice as a result of our insider trading policy. As of May 4, 2024, there was $156.9 million remaining availability under the Share Repurchase Program.
We have subsidiaries whose operating results are based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars. The table below summarizes the average translation rates that most significantly impact our operating results:

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
Average Translation Rates (1)
Canadian dollar	0.7364	0.7387
Hong Kong dollar	0.1278	0.1274
____________________________________________
(1)The average translation rates are the average of the monthly translation rates used during each period to translate the respective statements of operations. Each rate represents the U.S. dollar equivalent of the respective foreign currency.

SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES
We describe our significant accounting policies in “Note 1. Basis of Preparation and Summary of Significant Accounting Policies” of the Consolidated Financial Statements included in our most recent Annual Report on Form 10-K for the fiscal year ended February 3, 2024. There have been no significant changes in our accounting policies from those described in our most recent Annual Report on Form 10-K.
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
Our critical accounting estimates are described under the heading “Critical Accounting Estimates” in Item 7 of our most recent Annual Report on Form 10-K for the fiscal year ended February 3, 2024. Our critical accounting estimates include impairment of long-lived assets, impairment of indefinite-lived intangible assets, income taxes, stock-based compensation, and inventory valuation. There have been no material changes in these critical accounting estimates from those described in our most recent Annual Report on Form 10-K.

Recent Accounting Standards Updates
Refer to “Note 1. Basis of Presentation” of the accompanying consolidated financial statements for discussion regarding the impact of recently issued accounting standards on our consolidated financial statements.

RESULTS OF OPERATIONS
We believe that our e-commerce and brick-and-mortar retail store operations are highly interdependent, with both sharing common customers purchasing from a common pool of product inventory. Accordingly, we believe that consolidated omni-channel reporting presents the most meaningful and appropriate measure of our performance, including net sales.
The following table sets forth, for the periods indicated, selected data from our Statements of Operations expressed as a percentage of Net sales. We primarily evaluate the results of our operations as a percentage of Net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of Net sales (i.e., “basis points”). For example, SG&A decreased 560 basis points to 40.7% of Net sales during the First Quarter 2024 from 35.1% during the First Quarter 2023. Accordingly, to the extent that our sales have increased at a faster rate than our costs (i.e., “leveraging”), the more efficiently we have utilized the investments we have made in our business. Conversely, if our sales decrease or if our costs grow at a faster pace than our sales (i.e., “deleveraging”), we have less efficiently utilized the investments we have made in our business.

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
Net sales	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization)	65.4	70.0
Gross profit	34.6	30.0
Selling, general, and administrative expenses	40.7	35.1
Depreciation and amortization	4.3	3.7
Asset impairment charges	—	0.5
Operating loss	(10.4)	(9.3)
Interest expense, net	(2.9)	(1.9)
Loss before provision (benefit) for income taxes	(13.3)	(11.2)
Provision (benefit) for income taxes	0.8	(2.2)
Net loss	(14.1)%	(9.0)%
Number of Company stores, end of period	518	599

The following table sets forth net sales by segment, for the periods indicated:

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
	(in thousands)
Net sales:
The Children’s Place U.S.	$246,188	$293,486
The Children’s Place International	21,690	28,154
Total net sales	$267,878	$321,640
First Quarter 2024 Compared to First Quarter 2023
Net sales decreased $53.7 million or 16.7%, to $267.9 million during the First Quarter 2024 from $321.6 million during the First Quarter 2023, primarily due to reductions in retail sales due to lower store count, traffic declines to stores, declines in e-commerce demand due to reductions in marketing results from liquidity challenges early in the quarter and decreases in wholesale revenue. Comparable retail sales decreased 11.7% for the quarter.

The Children’s Place U.S. net sales decreased $47.3 million or 16.1%, to $246.2 million in the First Quarter 2024, compared to $293.5 million in the First Quarter 2023. This decrease was primarily due to reductions in retail sales due to lower store count, traffic declines to stores, declines in e-commerce demand due to reductions in marketing results from liquidity challenges early in the quarter and decreases in wholesale revenue.
The Children’s Place International net sales decreased $6.5 million or 23.0%, to $21.7 million in the First Quarter 2024, compared to $28.2 million in the First Quarter 2023. This decrease was primarily due to reductions in retail sales due to lower store count and traffic declines to stores.
Total e-commerce sales, which include postage and handling, were 53.4% of net retail sales and 49.2% of net sales during the First Quarter 2024, compared to 46.4% and 42.4%, respectively, during the First Quarter 2023.
Gross profit decreased $3.8 million to $92.7 million in the First Quarter 2024, compared to $96.5 million in the First Quarter 2023. Gross margin increased 460 basis points to 34.6% of net sales in the First Quarter 2024. The 460 basis point increase was primarily due to reductions in product input costs, including cotton and supply chain costs, which negatively impacted margins in the prior year coupled with improvements in the leverage of e-commerce freight costs due to our new shipping threshold for free shipping. These improvements were partially offset by margin pressure due to aggressive promotions, as we sought to maximize revenue during the quarter and due to increases in freight cost resulting from split shipments.
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
Selling, general, and administrative expenses decreased $3.8 million to $109.1 million during the First Quarter 2024 from $112.9 million during the First Quarter 2023. SG&A deleveraged 560 basis points to 40.7% of net sales in the First Quarter 2024. The First Quarter 2024 results included incremental operating expenses of $20.4 million, including costs associated with the change of control of the Company of $13.7 million and financing related charges of $6.7 million, partially offset by the reversal of a legal settlement accrual of $2.3 million. The First Quarter 2023 results included incremental operating expenses of $3.8 million, including contract termination costs of $2.4 million and fleet optimization costs of $1.1 million. Excluding the impact of these incremental charges, SG&A leveraged 80 basis points to 33.1% of net sales, primarily as a result of significant reductions in store payroll and home office payroll, and reductions in marketing costs.
Depreciation and amortization was $11.6 million during the First Quarter 2024, compared to $11.8 million during the First Quarter 2023. The decrease was primarily driven by reduced depreciation of capitalized software and the permanent closure of 81 stores during the past twelve months, partially offset by accelerated depreciation related to the closure of our distribution center in Canada.
Asset impairment charges were $1.8 million during the First Quarter 2023, inclusive of ROU assets. These charges were related to underperforming stores identified in our ongoing store portfolio evaluation primarily as a result of decreased net sales and cash flow projections. There were no asset impairment charges in the First Quarter 2024.
Operating loss decreased $2.1 million to $(28.0) million during the First Quarter 2024, compared to $(30.1) million during the First Quarter 2023. Operating loss was impacted by several charges due to the recent change of control as a result of the investment in the Company by Mithaq Capital SPC, a Cayman segregated portfolio company (“Mithaq”), and several new financing initiatives. These charges, which include $10.8 million of non-cash equity compensation charges and $3.8 million in other fees associated with the change of control, and $6.7 million of financing related charges, have been classified as non-GAAP adjustments, leading to an adjusted operating loss of ($5.1) million in the First Quarter 2024, compared to an adjusted operating loss of ($24.5) million in the First Quarter 2023, and leveraged 570 basis points to (1.9)% of net sales.
Net interest expense was $7.7 million during the First Quarter 2024, compared to $5.9 million during the First Quarter 2023. The increase in interest expense was driven by higher average interest rates associated with our revolving credit facility due to the impact of refinancings and continued market-based rate increases.
Provision (benefit) for income taxes was a provision of $2.1 million during the First Quarter 2024, compared to a benefit of $(7.1) million during the First Quarter 2023. Our effective tax rate was a provision of (5.8)% and a benefit of 19.8% in the First Quarter 2024 and First Quarter 2023, respectively. The change in our effective tax rate and income tax provision (benefit) for the First Quarter 2024 compared to the First Quarter 2023 was primarily driven by the establishment of a valuation allowance against our net deferred tax assets.

Net loss, which reflected several unusual charges associated with the recent change of control due to the investment in the Company by Mithaq, and our new financing initiatives, increased $9.0 million to $(37.8) million, or $(2.99) per diluted share during the First Quarter 2024, compared to $(28.8) million, or $(2.33) per diluted share during the First Quarter 2023, due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our working capital needs typically follow a seasonal pattern, peaking during the third fiscal quarter based on seasonal inventory purchases. Our primary uses of cash are for working capital requirements, which are principally inventory purchases, the payment of interest expense on our revolving credit facility and interest-equivalent expenses on our term loans, and the financing of capital projects.
Our working capital deficit decreased $49.1 million to $63.6 million at May 4, 2024, compared to $112.7 million at April 29, 2023, primarily reflecting a decrease in borrowings on our $433.0 million asset-based revolving credit facility (the “ABL Credit Facility”) under our Credit Agreement and in our accounts payable balances, partially offset by a decrease in our inventory balance, driven by lower average unit costs and improved inventory management.
At May 4, 2024, we had $226.1 million of outstanding borrowings under our $433.0 million ABL Credit Facility and no borrowings under our Shariah-compliant $40.0 million senior unsecured credit facility with Mithaq (the “Mithaq Credit Facility”). We had total liquidity of $60.7 million, including $47.7 million of availability under our ABL Credit Facility (after factoring in our excess availability threshold, as defined below), $40.0 million of availability under our Mithaq Credit Facility, and $13.0 million of cash on hand. At May 4, 2024, we had $12.2 million of outstanding letters of credit, with an additional $12.8 million available for issuing letters of credit under our ABL Credit Facility.
We expect to be able to meet our working capital, capital expenditure, and debt service requirements for at least the next twelve months from the date that our consolidated financial statements for the First Quarter 2024 were issued, by using our cash on hand, cash flows from operations, and availability under our ABL Credit Facility and Mithaq Credit Facility.

ABL Credit Facility and 2021 Term Loan
We and certain of our subsidiaries maintain the $433.0 million ABL Credit Facility and, before it was fully repaid, maintained a $50.0 million term loan (the “2021 Term Loan”) under our Credit Agreement with Wells Fargo Bank, National Association (“Wells Fargo”), Truist Bank, Bank of America, N.A., HSBC Business Credit (USA) Inc., JPMorgan Chase Bank, N.A., and PNC Bank, National Association as the Credit Agreement Lenders and Wells Fargo, as Administrative Agent, Collateral Agent, Swing Line Lender and, before the 2021 Term Loan was fully repaid, Term Agent. The ABL Credit Facility will mature and, before it was fully repaid, the 2021 Term Loan would have matured, in November 2026.
As of the effective date of the Seventh Amendment, the ABL Credit Facility includes a $25.0 million Canadian sublimit and a $25.0 million sublimit for standby and documentary letters of credit.
Under the ABL Credit Facility, borrowings outstanding bear interest, at our option, at:
(i)the prime rate per annum, plus a margin of 2.000%; or
(ii)the Secured Overnight Financing Rate (“SOFR”) per annum, plus 0.100%, plus a margin of 3.000%.
Prior to the effective date of the Seventh Amendment, we were charged a fee of 0.200% on the unused portion of the commitments. As of the effective date of the Seventh Amendment, based on the size of the unused portion of the commitments, we are charged a fee ranging from 0.250% to 0.375%. Letter of credit fees are at 1.125% for commercial letters of credit and 1.750% for standby letters of credit. The amount available for loans and letters of credit under the ABL Credit Facility is determined by a borrowing base consisting of certain credit card receivables, certain trade receivables, certain inventory, and the fair market value of certain real estate, subject to certain reserves and an availability block.

From and after February 4, 2025 and on the first day of each fiscal quarter thereafter, based on the amount of our average daily excess availability under the facility, borrowings outstanding under the ABL Credit Facility will bear interest, at our option, at:
(i)the prime rate per annum, plus a margin of 1.750% or 2.000%; or
(ii)the SOFR per annum, plus 0.100%, plus a margin of 2.750% or 3.000%.
Letter of credit fees will range from 1.000% to 1.125% for commercial letters of credit and will range from 1.500% to 1.750% for standby letters of credit. Letter of credit fees will be determined based on the amount of our average daily excess availability under the facility.
For the First Quarter 2024 and First Quarter 2023, we recognized $5.7 million and $4.7 million, respectively, in interest expense related to the ABL Credit Facility.
Prior to the effective date of the Seventh Amendment, when the 2021 Term Loan was fully repaid, credit extended under the ABL Credit Facility was secured by a first priority security interest in substantially all of our U.S. and Canadian assets other than intellectual property, certain furniture, fixtures, equipment, and pledges of subsidiary capital stock, and a second priority security interest in our intellectual property, certain furniture, fixtures, equipment, and pledges of subsidiary capital stock. As of the effective date of the Seventh Amendment, the ABL Credit Facility is secured on a first priority basis by all of the foregoing collateral.
The outstanding obligations under the ABL Credit Facility may be accelerated upon the occurrence of certain customary events, including, among others, non-payment, breach of covenants, the institution of insolvency proceedings, defaults under other material indebtedness, and a change of control, subject, in the case of certain defaults, to the expiration of applicable grace periods. We are not subject to any early termination fees.
The ABL Credit Facility contains covenants, which include conditions on stock buybacks and the payment of cash dividends or similar payments. These covenants also limit our ability to incur certain liens, to incur certain indebtedness, to make certain investments, acquisitions, or dispositions or to change the nature of our business. Pursuant to the Seventh Amendment, the requisite payment condition thresholds for some of these covenants have been heightened, resulting in certain actions such as the repurchase of shares and payment of cash dividends becoming more difficult to perform. Additionally, if we are unable to maintain a certain amount of excess availability for borrowings (the “excess availability threshold”), we may be subject to cash dominion.
The ABL Credit Facility contains customary events of default, which include (subject in certain cases to customary grace and cure periods) nonpayment of principal or interest, breach of covenants, failure to pay certain other indebtedness, and certain events of bankruptcy, insolvency or reorganization, such as a change of control.
In October 2023, we became aware of inadvertent calculation errors contained in the June, July and August 2023 borrowing base certificates provided to the Credit Agreement Lenders under our Credit Agreement, all of which have since been remedied. As the Credit Agreement Lenders determined that the calculation errors resulted in certain technical defaults under the Credit Agreement (including us not being in compliance with certain debt covenants), we and the Credit Agreement Lenders entered into a Waiver and Amendment Agreement (the “Waiver Agreement”) on October 24, 2023, pursuant to which the Credit Agreement Lenders waived all of the defaults and we agreed to certain temporary enhanced reporting requirements and temporary restrictions on certain payments. These enhanced reporting requirements and restrictions will cease once we achieve certain excess availability thresholds. At no time prior to or following entering into the Waiver Agreement were we prevented from borrowing under the Credit Agreement in the ordinary course in accordance with its terms.
During the First Quarter 2024, Mithaq became the controlling shareholder of the Company and this change of control triggered an event of default under the Credit Agreement, thus subjecting us to cash dominion by the Credit Agreement Lenders. Subsequently, the Credit Agreement Lenders agreed to forbear from enforcing certain other rights and remedies during a limited forbearance period. On April 16, 2024, we and certain of our subsidiaries entered into the Seventh Amendment to the Credit Agreement with the Credit Agreement Lenders that, among other things, provided a permanent waiver of the change of control event of default. As of the effective date of the Seventh Amendment, the ABL Credit Facility was reduced from $445.0 million to $433.0 million, and until we achieve certain excess availability thresholds, the Seventh Amendment preserves the temporary enhanced reporting requirements under the Waiver Agreement and continues to impose cash dominion.

The table below presents the components of our ABL Credit Facility:

	May 4, 2024	February 3, 2024	April 29, 2023
	(in millions)
Total borrowing base availability (1)	$286.0	$258.4	$408.9
Credit facility availability (2)	433.0	400.5	315.0
Maximum borrowing availability (3)	286.0	258.4	315.0

Outstanding borrowings	226.1	226.7	300.8
Letters of credit outstanding—standby	12.2	7.4	7.4
Utilization of credit facility at end of period	238.3	234.1	308.2

Availability (4)	$47.7	$24.3	$6.8

Interest rate at end of period	9.9%	8.1%	6.5%

	Year-To-Date 2024	Fiscal 2023	Year-To-Date 2023
	(in millions)
Average end of day loan balance during the period	$228.2	$315.5	$297.1
Highest end of day loan balance during the period	$251.6	$379.4	$305.9

Average interest rate	9.6%	7.5%	5.9%
____________________________________________
(1)In the First Quarter 2024, given that the Company was under cash dominion, the total borrowing base availability was only net of the availability block under the Credit Agreement as of the effective date of the Seventh Amendment, and the excess availability threshold was not applicable. For the second quarter of Fiscal 2024, if applicable, the total borrowing base availability will need to be net of the excess availability threshold for 60 consecutive days after June 30, 2024 in order to exit cash dominion. In Fiscal 2023, the total borrowing base availability was net of the excess availability threshold under the Credit Agreement prior to the effective date of the Seventh Amendment.
(2)In the First Quarter 2024, given that the Company was under cash dominion, the excess availability threshold under the Credit Agreement as of the effective date of the Seventh Amendment was not applicable to the determination of the credit facility availability. For the second quarter of Fiscal 2024, if applicable, the credit facility availability will need to be net of the excess availability threshold for 60 consecutive days after June 30, 2024 in order to exit cash dominion. In Fiscal 2023, the credit facility availability was net of the excess availability threshold under the Credit Agreement prior to the effective date of the Seventh Amendment.
(3)The lower of the credit facility availability and the total borrowing base availability.
(4)The sub-limit availability for letters of credit was $12.8 million at May 4, 2024, and $42.6 million at February 3, 2024 and April 29, 2023.
The 2021 Term Loan bore interest, payable monthly, at (a) the SOFR per annum plus 2.750% for any portion that was a SOFR loan, or (b) the base rate per annum plus 2.000% for any portion that was a base rate loan. The 2021 Term Loan was pre-payable at any time without penalty, and did not require amortization. For the First Quarter 2024 and First Quarter 2023, we recognized $1.1 million and $0.9 million, respectively, in interest expense related to the 2021 Term Loan.
As of the effective date of the Seventh Amendment, the 2021 Term Loan was fully repaid.
As of May 4, 2024, unamortized deferred financing costs amounted to $2.9 million related to our ABL Credit Facility.
Mithaq Term Loans
We and certain of our subsidiaries maintain an interest-free, unsecured and subordinated promissory note with Mithaq for a $78.6 million term loan (the “Initial Mithaq Term Loan”), consisting of (a) a first tranche in an aggregate principal amount of $30.0 million (the “First Tranche”) and (b) a second tranche in an aggregate principal amount of $48.6 million (the “Second Tranche”). We received the First Tranche on February 29, 2024 and the Second Tranche on March 8, 2024.
The Initial Mithaq Term Loan matures on February 15, 2027. The Initial Mithaq Term Loan is guaranteed by each of our subsidiaries that guarantee our ABL Credit Facility.

We and certain of our subsidiaries also maintain a Shariah-compliant unsecured and subordinated $90.0 million term loan with Mithaq (the “New Mithaq Term Loan”; and together with the Initial Mithaq Term Loan, collectively, the “Mithaq Term Loans”).
The New Mithaq Term Loan matures on April 16, 2027, and requires monthly payments equivalent to interest charged at the SOFR plus 4.000% per annum, with such monthly payments to Mithaq deferred until April 30, 2025. The New Mithaq Term Loan is guaranteed by each of our subsidiaries that guarantee our ABL Credit Facility. For the First Quarter 2024, we recognized $0.4 million in deferred interest-equivalent expense related to the New Mithaq Term Loan.
The Mithaq Term Loans are subject to an amended and restated subordination agreement (as amended from time to time, the “Subordination Agreement”), dated as of April 16, 2024, by and among us and certain of our subsidiaries, Wells Fargo and Mithaq, pursuant to which the Mithaq Term Loans are subordinated in payment priority to our obligations under the Credit Agreement. Subject to such subordination terms, the Mithaq Term Loans are prepayable at any time and from time to time without penalty and do not require any mandatory prepayments.
The Mithaq Term Loans contain customary affirmative and negative covenants substantially similar to a subset of the covenants set forth in the Credit Agreement, including limits on our ability to incur certain liens, to incur certain indebtedness, to make certain investments, acquisitions, dispositions or restricted payments, or to change the nature of our business. The Mithaq Term Loans, however, do not provide for any closing, prepayment or exit fees, or other fees typical for transactions of this nature, do not impose additional reserves on borrowings under the Credit Agreement, and do not contain certain other restrictive covenants.
The Mithaq Term Loans contain certain customary events of default, which include (subject in certain cases to customary grace periods), nonpayment of principal, breach of other covenants of the Mithaq Term Loans, inaccuracy in representations or warranties, acceleration of certain other indebtedness (including under the Credit Agreement), certain events of bankruptcy, insolvency or reorganization, such as a change of control, and invalidity of any part of the Mithaq Term Loans.
As of May 4, 2024 unamortized deferred financing costs amounted to $2.0 million related to the Mithaq Term Loans.
Maturities of the Company’s principal debt payments as of May 4, 2024 are as follows:

May 4, 2024
(in thousands)
Remainder of 2024	$—
2025	—
2026	—
2027	168,600
Thereafter	—
Total debt	$168,600
Mithaq Commitment Letter
On May 2, 2024, we entered into a commitment letter with Mithaq for a Shariah-compliant $40.0 million Mithaq Credit Facility. Under the Mithaq Credit Facility, we may request for advances at any time prior to July 1, 2025.
If any debt is incurred under the Mithaq Credit Facility, it shall require monthly payments equivalent to interest charged at the SOFR plus 5.000% per annum. Such debt shall be unsecured and shall be guaranteed by each of our subsidiaries that guarantee our ABL Credit Facility. Similar to the Mithaq Term Loans, such debt shall also be subject to the Subordination Agreement, contain customary affirmative and negative covenants substantially similar to a subset of the covenants set forth in the Credit Agreement, and contain certain customary events of default. Additionally, such debt shall require no mandatory prepayments and shall mature no earlier than July 1, 2025. As of May 4, 2024, no debt had been incurred under the Mithaq Credit Facility.
Cash Flows and Capital Expenditures
Cash used in operating activities was $110.8 million during the First Quarter 2024, compared to cash provided by operating activities of $5.1 million during the First Quarter 2023. Cash used in operating activities during the First Quarter 2024 was primarily the result of a higher inventory balance, lower accounts payable balance and losses incurred during the period.
Cash used in investing activities was $4.7 million during the First Quarter 2024, compared to $11.0 million during the First Quarter 2023, driven by lower capital expenditures.

Cash provided by financing activities was $114.9 million during the First Quarter 2024, compared to $7.8 million during the First Quarter 2023. The increase primarily resulted from proceeds from the Mithaq Term Loans, partially offset by the repayment of the 2021 Term Loan.
Our ability to continue to meet our capital requirements in Fiscal 2024 depends on our cash on hand, our ability to generate cash flows from operations, and available borrowings under our ABL Credit Facility and Mithaq Credit Facility. Cash flows generated from operations depends on our ability to achieve our financial plans. We believe that our cash on hand, cash generated from operations, and funds available to us through our ABL Credit Facility and Mithaq Credit Facility will be sufficient to fund our capital and other cash requirements for at least the next twelve months from the date that our consolidated financial statements for the First Quarter 2024 were issued.

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
Interest Rates
Until February 4, 2025, our ABL Credit Facility bears interest at a floating rate equal to the prime rate plus 2.000% or SOFR, plus 0.100%, plus 3.000%. As of May 4, 2024, we had $226.1 million in borrowings under our ABL Credit Facility. A 10% change in the prime rate or SOFR would not have had a material impact on our interest expense.
Our 2021 Term Loan bore interest, payable monthly, at (a) the SOFR per annum plus 2.750% for any portion that was a SOFR loan, or (b) the base rate per annum plus 2.000% for any portion that was a base rate loan. As of the effective date of Seventh Amendment, our 2021 Term Loan was fully repaid.
The New Mithaq Term Loan requires monthly payments equivalent to interest charged at the SOFR per annum plus 4.000% per annum, with such monthly payments to Mithaq deferred until April 30, 2025. A 10% change in the prime rate or SOFR would not have had a material impact on our interest expense.
As of May 4, 2024, we had no borrowings under our Mithaq Credit Facility. If any debt is incurred under the Mithaq Credit Facility, it shall require monthly payments equivalent to interest charged at the SOFR plus 5.000% per annum. A 10% change in the prime rate or SOFR would not have had a material impact on our interest expense.
Assets and Liabilities of Foreign Subsidiaries
Assets and liabilities outside the United States are primarily located in Canada and Hong Kong, where our investments in our subsidiaries are considered long-term. As of May 4, 2024, net assets in Canada and Hong Kong amounted to $6.8 million. A 10% increase or decrease in the Canadian and Hong Kong foreign currency exchange rates would increase or decrease the corresponding net investment by $0.7 million. All changes in the net investments in our foreign subsidiaries are recorded in other comprehensive loss.
As of May 4, 2024, we had $3.4 million of our cash and cash equivalents held in foreign subsidiaries, of which $1.3 million was in India, $1.3 million was in China, $0.4 million was in Canada, $0.3 million was in Hong Kong, and $0.1 million was held in other foreign countries.
Foreign Operations
We have exchange rate exposure primarily with respect to certain revenues and expenses denominated in Canadian dollars. As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses. Assuming a 10% change in foreign currency exchange rates, the First Quarter 2024 net sales would have decreased or increased by approximately $2.0 million, and total costs and expenses would have decreased or increased by approximately $3.3 million. Additionally, we have foreign currency denominated receivables and payables that, when settled, result in transaction gains or losses. A 10% change in foreign currency exchange rates would not result in a significant transaction gain or loss in earnings.
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
Management, including our President and Interim Chief Executive Officer, and our Chief Operating Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of May 4, 2024.
Based on that evaluation, our President and Interim Chief Executive Officer, and our Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level, as of May 4, 2024, to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive, principal accounting, and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended May 4, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS.
Certain legal proceedings in which we are involved are discussed in “Note 8. Commitments and Contingencies” to the accompanying consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended February 3, 2024.

ITEM 1A.RISK FACTORS.
Except for the new risk factor included below, there were no material changes to the risk factors disclosed in Item 1A of Part I in our Annual Report on Form 10-K for the year ended February 3, 2024.
We have exercised our option for the “controlled company” exemption under NASDAQ rules.
The Company has exercised its right to the “controlled company” exemption under NASDAQ rules, which enables us to forego certain NASDAQ requirements which include: (i) maintaining a majority of independent directors; and (ii) electing a Human Capital and Compensation Committee and a Corporate Responsibility, Sustainability and Governance Committee composed solely of independent directors. Accordingly, during any time while we remain a controlled company relying on the exemption and, if applicable, during any transition period following a time when we are no longer a controlled company, you would not have the same protections afforded to shareholders of companies that are subject to all of the NASDAQ corporate governance requirements. Our status as a controlled company could cause our common stock to look less attractive to certain investors or otherwise reduce the trading price of our common stock.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
In November 2021, our Board authorized a $250.0 million share repurchase program (the “Share Repurchase Program”). Under this program, we may repurchase shares on the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, and other market and business conditions. We may suspend or discontinue the program at any time and may thereafter reinstitute purchases, all without prior announcement. Pursuant to the Credit Agreement as amended by the Seventh Amendment as described above, we are not expecting to repurchase any shares in Fiscal 2024, except as described below, pursuant to our practice as a result of our insider trading policy. As of May 4, 2024, there was $156.9 million remaining availability under the Share Repurchase Program.
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
The following table provides a month-by-month summary of our share repurchase activity during the First Quarter 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs
2/4/24-3/2/24 (1)	4,824	$9.98	—	$157,223
3/3/24-4/6/24 (2)	4,952	8.46	4,952	157,181
4/7/24-5/4/24 (3)	38,330	7.21	38,330	156,905
Total	48,106	$7.62	43,282	$156,905
____________________________________________
(1)Includes 4,824 shares acquired as treasury stock as directed by participants in the deferred compensation plan.
(2)Includes 4,952 shares withheld to cover taxes in conjunction with the vesting of stock awards.
(3)Includes 38,330 shares withheld to cover taxes in conjunction with the vesting of stock awards.

ITEM 5.    OTHER INFORMATION.
During the First Quarter 2024, none of the Company’s directors or officers, as defined in Section 16 of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Exchange Act.

ITEM 6.    EXHIBITS.
The following exhibits are filed with this Quarterly Report on Form 10-Q:

3.1(+)	Clawback Policy of The Children’s Place, Inc.

3.2(+)	Insider Trading Policy of The Children’s Place, Inc.

10.1(+)	Separation and Release Agreement dated May 20, 2024, between Jane T. Elfers and The Children’s Place, Inc.

10.2(+)	Letter Agreement dated May 29, 2024 between Muhammad Umair and The Children’s Place, Inc.

31.1(+)	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2(+)	Certificate of Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32(+)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
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

THE CHILDREN’S PLACE, INC.

Date:	June 12, 2024	By:	/S/ Muhammad Umair
Muhammad Umair
President and Interim Chief Executive Officer
(Principal Executive Officer)

Date:	June 12, 2024	By:	/S/ Sheamus Toal
Sheamus Toal
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)