Form 10-Q
period 2024-08-03
Childrens Place, Inc.
filed 2024-09-11
CIK 1041859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, par value $0.10 per share, outstanding at September 5, 2024: 12,718,280.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED AUGUST 3, 2024

PART I — FINANCIAL INFORMATION		PAGE

Item 1.	Financial Statements.
	Consolidated Balance Sheets as of August 3, 2024, February 3, 2024 and July 29, 2023	1
	Consolidated Statements of Operations for the thirteen weeks and twenty-six weeks ended August 3, 2024 and July 29, 2023	2
	Consolidated Statements of Comprehensive Loss for the thirteen weeks and twenty-six weeks ended August 3, 2024 and July 29, 2023	3
	Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the thirteen weeks and twenty-six weeks ended August 3, 2024 and July 29, 2023	4
	Consolidated Statements of Cash Flows for the twenty-six weeks ended August 3, 2024 and July 29, 2023	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	37
Item 4.	Controls and Procedures.	38

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.	39
Item 1A.	Risk Factors.	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	39
Item 5.	Other Information.	39
Item 6.	Exhibits.	40

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	August 3, 2024	February 3, 2024	July 29, 2023
	(in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$9,573	$13,639	$18,846
Accounts receivable	61,926	33,219	33,073
Inventories	520,593	362,099	536,980
Prepaid expenses and other current assets	35,251	43,169	65,108
Total current assets	627,343	452,126	654,007
Long-term assets:
Property and equipment, net	111,296	124,750	141,244
Right-of-use assets	163,539	175,351	112,325
Tradenames, net	13,000	41,123	70,491
Deferred income taxes	—	—	35,798
Other assets	6,236	6,958	9,220
Total assets	$921,414	$800,308	$1,023,085

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Revolving loan	$316,655	$226,715	$347,546
Accounts payable	215,793	225,549	262,369
Current portion of operating lease liabilities	67,610	69,235	65,266
Income taxes payable	3,384	5,297	2,938
Accrued expenses and other current liabilities	95,074	89,608	122,032
Total current liabilities	698,516	616,404	800,151
Long-term liabilities:
Long-term debt	—	49,818	49,785
Related party long-term debt	165,354	—	—
Long-term portion of operating lease liabilities	110,596	118,073	63,714
Income taxes payable	—	9,486	9,610
Other tax liabilities	5,073	4,664	2,905
Other long-term liabilities	10,747	10,882	10,990
Total liabilities	990,286	809,327	937,155
Commitments and contingencies (see Note 8)
Stockholders’ (deficit) equity:
Preferred stock, $1.00 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—	—
Common stock, $0.10 par value, 100,000 shares authorized; 12,779, 12,585, and 12,544 issued; 12,718, 12,529, and 12,473 outstanding	1,278	1,259	1,254
Additional paid-in capital	151,859	141,083	145,117
Treasury stock, at cost (61, 56, and 71 shares)	(2,975)	(2,909)	(3,884)
Deferred compensation	2,975	2,909	3,884
Accumulated other comprehensive loss	(17,235)	(16,496)	(15,964)
Accumulated deficit	(204,774)	(134,865)	(44,477)
Total stockholders’ (deficit) equity	(68,872)	(9,019)	85,930
Total liabilities and stockholders’ (deficit) equity	$921,414	$800,308	$1,023,085

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
	(in thousands, except loss per common share)
Net sales	$319,655	$345,599	$587,533	$667,239
Cost of sales	207,861	257,840	382,998	483,019
Gross profit	111,794	87,759	204,535	184,220
Selling, general, and administrative expenses	96,065	111,965	205,159	224,895
Depreciation and amortization	9,505	11,953	21,140	23,801
Asset impairment charges	28,000	782	28,000	2,532
Operating loss	(21,776)	(36,941)	(49,764)	(67,008)
Related party interest expense	(2,087)	—	(2,476)	—
Other interest expense	(7,158)	(7,658)	(14,501)	(13,594)
Interest income	14	17	25	51
Loss before provision (benefit) for income taxes	(31,007)	(44,582)	(66,716)	(80,551)
Provision (benefit) for income taxes	1,107	(9,227)	3,193	(16,363)
Net loss	$(32,114)	$(35,355)	$(69,909)	$(64,188)

Loss per common share
Basic	$(2.51)	$(2.82)	$(5.50)	$(5.16)
Diluted	$(2.51)	$(2.82)	$(5.50)	$(5.16)

Weighted average common shares outstanding
Basic	12,772	12,522	12,707	12,448
Diluted	12,772	12,522	12,707	12,448

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
	(in thousands)
Net loss	$(32,114)	$(35,355)	$(69,909)	$(64,188)
Other comprehensive loss:
Foreign currency translation adjustment	(413)	1,101	(739)	283
Total comprehensive loss	$(32,527)	$(34,254)	$(70,648)	$(63,905)

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
(Unaudited)

Thirteen Weeks Ended August 3, 2024
						Accumulated
			Additional			Other			Total
	Common Stock		Paid-In	Deferred	Accumulated	Comprehensive	Treasury Stock		Stockholders’
(in thousands)	Shares	Amount	Capital	Compensation	Deficit	Loss	Shares	Amount	(Deficit)
Balance, May 4, 2024	12,739	$1,274	$153,358	$2,957	$(172,660)	$(16,822)	(60)	$(2,957)	$(34,850)
Vesting of stock awards	61	6	(6)						—
Stock-based compensation benefit			(1,248)						(1,248)
Purchase and retirement of common stock	(21)	(2)	(245)						(247)
Other comprehensive loss						(413)			(413)
Deferral of common stock into deferred compensation plan				18			(1)	(18)	—
Net loss					(32,114)				(32,114)
Balance, August 3, 2024	12,779	$1,278	$151,859	$2,975	$(204,774)	$(17,235)	(61)	$(2,975)	$(68,872)

Twenty-six Weeks Ended August 3, 2024
						Accumulated
			Additional			Other			Total
	Common Stock		Paid-In	Deferred	Accumulated	Comprehensive	Treasury Stock		Stockholders’
(in thousands)	Shares	Amount	Capital	Compensation	Deficit	Loss	Shares	Amount	(Deficit)
Balance, February 3, 2024	12,585	$1,259	$141,083	$2,909	$(134,865)	$(16,496)	(56)	$(2,909)	$(9,019)
Vesting of stock awards	265	26	(26)						—
Stock-based compensation expense			11,361						11,361
Purchase and retirement of common stock	(71)	(7)	(559)		—				(566)
Other comprehensive loss						(739)			(739)
Deferral of common stock into deferred compensation plan				66			(5)	(66)	—
Net loss					(69,909)				(69,909)
Balance, August 3, 2024	12,779	$1,278	$151,859	$2,975	$(204,774)	$(17,235)	(61)	$(2,975)	$(68,872)

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
(Unaudited)

Thirteen Weeks Ended July 29, 2023
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

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Twenty-six Weeks Ended
	August 3, 2024	July 29, 2023
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(69,909)	$(64,188)
Reconciliation of net loss to net cash used in operating activities:
Non-cash portion of operating lease expense	39,184	37,757
Depreciation and amortization	21,140	23,801
Non-cash stock-based compensation expense (benefit), net	11,361	(1,679)
Asset impairment charges	28,000	2,532
Deferred income tax provision	—	828
Other non-cash charges, net	1,072	331
Changes in operating assets and liabilities:
Inventories	(159,211)	(88,959)
Accounts receivable and other assets	(27,831)	19,215
Prepaid expenses and other current assets	(5,050)	(798)
Income taxes payable, net of prepayments	4,016	(23,334)
Accounts payable and other current liabilities	(861)	105,912
Lease liabilities	(36,461)	(41,886)
Other long-term liabilities	(137)	(2,237)
Net cash used in operating activities	(194,687)	(32,705)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12,478)	(18,152)
Change in deferred compensation plan	—	(109)
Net cash used in investing activities	(12,478)	(18,261)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	618,891	317,144
Repayments under revolving credit facility	(528,951)	(256,588)
Purchase and retirement of common stock, including shares surrendered for tax withholdings and transaction costs	(566)	(6,964)
Proceeds from issuance of related party term loans	168,600	—
Repayment of term loan	(50,000)	—
Payment of debt issuance costs	(4,322)	(623)
Net cash provided by financing activities	203,652	52,969
Effect of exchange rate changes on cash and cash equivalents	(553)	154
Net (decrease) increase in cash and cash equivalents	(4,066)	2,157
Cash and cash equivalents, beginning of period	13,639	16,689
Cash and cash equivalents, end of period	$9,573	$18,846

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Net cash (received) paid for income taxes	$(527)	$5,944
Cash paid for interest	13,184	12,563
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Purchases of property and equipment not yet paid	2,144	7,344

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.BASIS OF PRESENTATION
Description of Business
The Children’s Place, Inc. and its subsidiaries (collectively, the “Company”) operate an omni-channel children’s specialty portfolio of brands. Its global retail and wholesale network includes two digital storefronts, more than 500 stores in North America, wholesale marketplaces and distribution in 15 countries through five international franchise partners. The Company designs, contracts to manufacture, and sells fashionable, high-quality apparel, accessories and footwear predominantly at value prices, primarily under the Company’s proprietary brands: “The Children’s Place”, “Gymboree”, “Sugar & Jade”, and “PJ Place”.
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
Terms that are commonly used in the notes to the Company’s consolidated financial statements are defined as follows:
•Second Quarter 2024 — The thirteen weeks ended August 3, 2024
•Second Quarter 2023 — The thirteen weeks ended July 29, 2023
•First Quarter 2024 — The thirteen weeks ended May 4, 2024
•Year-To-Date 2024 — The twenty-six weeks ended August 3, 2024
•Year-To-Date 2023 — The twenty-six weeks ended July 29, 2023
•Fiscal 2024 — The fifty-two weeks ending February 1, 2025
•Fiscal 2023 — The fifty-three weeks ended February 3, 2024
•Fiscal 2022 — The fifty-two weeks ended January 28, 2023
•SEC — U.S. Securities and Exchange Commission
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
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated. As of August 3, 2024, February 3, 2024 and July 29, 2023, the Company did not have any investments in unconsolidated affiliates. FASB ASC 810—Consolidation is considered when determining whether an entity is subject to consolidation.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary for a fair statement of the consolidated financial position of the Company as of August 3, 2024 and July 29, 2023, the results of its consolidated operations, consolidated comprehensive loss, and consolidated changes in stockholders’ (deficit) equity for the thirteen weeks and twenty-six weeks ended August 3, 2024 and July 29, 2023, and consolidated cash flows for the twenty-six weeks ended August 3, 2024 and July 29, 2023. The consolidated balance sheet as of February 3, 2024 was derived from audited financial statements. Due to the seasonal nature of the Company’s business, the results of operations for the thirteen weeks and twenty-six weeks ended August 3, 2024 and July 29, 2023 are not necessarily indicative of operating results for a full fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2024.
Certain prior period financial statement disclosures have been conformed to the current period presentation.
Liquidity
The Company incurred net losses in the Second Quarter 2024, Fiscal 2023 and Fiscal 2022. As of August 3, 2024, the Company had an Accumulated deficit of $204.8 million and a working capital deficit of $71.2 million, which included borrowings of $316.7 million under its asset-based revolving credit facility (the “ABL Credit Facility”), which will mature in November 2026, pursuant to its credit agreement, dated as of May 9, 2019, (as amended from time to time, the “Credit Agreement”), by and among the Company, certain of its subsidiaries and the lenders party thereto. As of August 3, 2024, the Company had availability under its ABL Credit Facility of $67.3 million. The Company also has access to a senior unsecured credit facility of up to $40.0 million (the “Mithaq Credit Facility”), pursuant to a commitment letter, dated as of May 2, 2024, entered into between the Company and its majority shareholder, Mithaq Capital SPC, a Cayman segregated portfolio company (“Mithaq”). The Mithaq Credit Facility will be available to draw on at any time prior to July 1, 2026 to augment the Company’s liquidity position, if needed. The Company plans to address its ongoing liquidity needs with additional financing as necessary, including but not limited to a future rights offering that the Company is currently contemplating. The Company has determined that its existing cash on hand, expected cash generated from operations, and availability under its ABL Credit Facility and the Mithaq Credit Facility, will be sufficient to fund its capital and other cash requirements for at least the next twelve months from the date that the Company’s consolidated financial statements for the Second Quarter 2024 were issued. For more information about the ABL Credit Facility and the Mithaq Credit Facility, see “Note 7. Debt” of the consolidated financial statements.
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
The following table presents the Company’s revenues disaggregated by geography:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
	(in thousands)
Net sales:
South	$125,639	$127,708	$228,895	$247,626
Northeast	50,453	59,935	104,680	124,468
West	38,837	46,750	72,753	89,352
Midwest	27,953	34,093	60,491	72,902
International and other (1)	76,773	77,113	120,714	132,891
Total net sales	$319,655	$345,599	$587,533	$667,239
____________________________________________
(1)Includes retail and e-commerce sales in Canada and Puerto Rico, wholesale and franchisee sales, and certain amounts earned under the Company’s private label credit card program.
The Company recognizes revenue, including shipping and handling fees billed to customers, upon purchase at the Company’s retail stores or when received by the customer if the product was purchased via e-commerce, net of coupon redemptions and anticipated sales returns. The Company deferred sales of $12.6 million, $3.1 million, and $11.7 million within Accrued expenses and other current liabilities as of August 3, 2024, February 3, 2024, and July 29, 2023, respectively, based upon estimated time of delivery, at which point control passes to the customer. Sales tax collected from customers is excluded from revenue.
For its wholesale business, the Company recognizes revenue, including shipping and handling fees billed to customers, when title of the goods passes to the customer, net of commissions, discounts, operational chargebacks, and cooperative advertising. The allowance for wholesale revenue included within Accounts receivable was $8.0 million, $9.0 million, and $7.4 million as of August 3, 2024, February 3, 2024, and July 29, 2023, respectively.
For the sale of goods to retail customers with a right of return, the Company recognizes revenue for the consideration it expects to be entitled to and calculates an allowance for estimated sales returns based upon the Company’s sales return experience. Adjustments to the allowance for estimated sales returns in subsequent periods have not been material based on historical data, thereby reducing the uncertainty inherent in such estimates. The allowance for estimated sales returns, which is recorded in Accrued expenses and other current liabilities, was $2.1 million, $1.7 million, and $2.5 million as of August 3, 2024, February 3, 2024, and July 29, 2023, respectively.

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
The Company has a points-based customer loyalty program in which customers earn points based on purchases and other promotional activities. These points can be redeemed for coupons to discount future purchases. A contract liability is estimated based on the standalone selling price of benefits earned by customers through the program and the related redemption experience under the program. The value of each point earned is recorded as deferred revenue and is included within Accrued expenses and other current liabilities. The total contract liabilities related to this program were $3.6 million, $1.7 million, and $5.6 million as of August 3, 2024, February 3, 2024, and July 29, 2023, respectively.
The Company’s policy with respect to gift cards is to record revenue as and when the gift cards are redeemed for merchandise. The Company recognizes gift card breakage income in proportion to the pattern of rights exercised by the customer when the Company expects to be entitled to breakage and the Company determines that it does not have a legal obligation to remit the value of the unredeemed gift card to the relevant jurisdiction as unclaimed or abandoned property. Gift card breakage is recorded within Net sales. Prior to their redemption, gift cards are recorded as a liability within Accrued expenses and other current liabilities. The liability is estimated based on expected breakage that considers historical patterns of redemption. The gift card liability balance as of August 3, 2024, February 3, 2024, and July 29, 2023 was $6.4 million, $6.8 million, and $10.2 million, respectively. During Year-To-Date 2024, the Company recognized Net sales of $2.7 million related to the gift card liability balance that existed at February 3, 2024.
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

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
3. RESTRUCTURING
As a result of the strategic actions associated with the voluntary early termination and subsequent renewal of the Company’s corporate office lease, the move of its distribution center operations from Toronto, Canada (“TODC”) to Alabama in the United States, and workforce reductions, the Company incurred $0.2 million and $2.5 million in restructuring costs during the Second Quarter 2024 and Year-To-Date 2024, respectively, on a pretax basis, summarized in the following table:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
	(in thousands)
Employee-related costs	$—	$5,433	$—	$5,433
Lease termination costs (1)	241	4,947	701	4,947
TODC costs (2)	—	—	1,848	—
Professional fees	—	186	—	186
Total restructuring costs (3)	$241	$10,566	$2,549	$10,566
_______________________________________
(1)Includes non-cash charges related to accelerated depreciation on certain assets in the corporate office over the reduced term, amounting to $0.2 million and $0.7 million for the Second Quarter 2024 and Year-To-Date 2024, respectively.
(2)Includes non-cash charges related to accelerated depreciation on TODC assets, amounting to $1.1 million during Year-To-Date 2024.
(3)Restructuring costs are recorded within Selling, general and administrative expenses, except accelerated depreciation charges noted above, which are recorded within Depreciation and amortization. TODC costs are recorded within The Children’s Place International segment. The remaining restructuring costs are primarily recorded within The Children’s Place U.S. segment.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table summarizes the restructuring costs that have been partially settled with cash payments and the remaining related liability as of August 3, 2024. The remaining related liability is expected to be settled with cash payments during the remainder of Fiscal 2024 and these costs are included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets:

	Employee-Related Costs	TODC Costs	Total
	(in thousands)
Balance at February 3, 2024	$1,666	$—	$1,666
Provision	—	751	751
Cash Payments	(1,114)	(247)	(1,361)
Balance at May 4, 2024	552	504	1,056
Cash Payments	(304)	(185)	(489)
Balance at August 3, 2024	$248	$319	$567

	Employee-Related Costs	Lease Termination Costs	Professional Fees	Total
	(in thousands)
Balance at April 29, 2023	$—	$—	$—	$—
Provision	5,433	4,040	186	9,659
Cash Payments	(2,602)	(4,040)	—	(6,642)
Balance at July 29, 2023	2,831	—	186	3,017
Provision	674	—	82	756
Cash Payments	(2,652)	—	(268)	(2,920)
Balance at October 28, 2023	853	—	—	853
Provision	1,275	—	—	1,275
Cash Payments	(462)	—	—	(462)
Balance at February 3, 2024	$1,666	$—	$—	$1,666

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
The Company recorded an impairment charge on the Gymboree tradename of $29.0 million in Fiscal 2023, which reduced the carrying value to its fair value of $41.0 million. The Company performed a quantitative impairment assessment of the Gymboree tradename as of June 30, 2024, and recorded additional asset impairment charges of $28.0 million in the Second Quarter 2024, which reduced the carrying value to its fair value of $13.0 million as of August 3, 2024.
The Company’s intangible assets were as follows:

		August 3, 2024
	Useful Life	Gross Amount	Accumulated Amortization	Net Amount
		(in thousands)
Gymboree tradename	Indefinite	$13,000	$—	$13,000
Total intangible assets		$13,000	$—	$13,000

		February 3, 2024
	Useful Life	Gross Amount	Accumulated Amortization	Net Amount
		(in thousands)
Gymboree tradename	Indefinite	$41,000	$—	$41,000
Crazy 8 tradename	5 years	4,000	(3,877)	123
Total intangible assets		$45,000	$(3,877)	$41,123

		July 29, 2023
	Useful Life	Gross Amount	Accumulated Amortization	Net Amount
		(in thousands)
Gymboree tradename	Indefinite	$69,953	$—	$69,953
Crazy 8 tradename	5 years	4,000	(3,462)	538
Total intangible assets		$73,953	$(3,462)	$70,491

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
5. PROPERTY AND EQUIPMENT, NET
Property and equipment consisted of the following:

	August 3, 2024	February 3, 2024	July 29, 2023
	(in thousands)
Property and equipment:
Land and land improvements	$3,403	$3,403	$3,403
Building and improvements	36,309	36,187	36,187
Material handling equipment	89,427	90,637	89,389
Leasehold improvements	164,054	162,898	178,536
Store fixtures and equipment	164,795	173,667	200,201
Capitalized software	335,762	333,953	347,343
Construction in progress	5,992	3,386	7,134
	799,742	804,131	862,193
Less: accumulated depreciation and amortization	(688,446)	(679,381)	(720,949)
Property and equipment, net	$111,296	$124,750	$141,244
At August 3, 2024 and July 29, 2023, the Company reviewed its store related long-lived assets for indicators of impairment, and performed a recoverability test if indicators were identified. Based on the results of the analyses performed, the Company did not record asset impairment charges in the Second Quarter 2024 and Year-To-Date 2024. The Company recorded asset impairment charges in the Second Quarter 2023 and Year-To-Date 2023 of $0.8 million and $2.5 million, respectively, inclusive of right of use (“ROU”) assets.

6. LEASES
The Company has operating leases for retail stores, corporate offices, distribution facilities, and certain equipment. The Company’s leases have remaining lease terms ranging from less than one year up to thirteen years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the lease early. The Company records all occupancy costs in Cost of sales, except costs for administrative office buildings, which are recorded in Selling, general, and administrative expenses. As of the periods presented, the Company’s finance leases were not material to the Consolidated Balance Sheets, Consolidated Statements of Operations, or Consolidated Statements of Cash Flows.
The following components of operating lease expense were recognized in the Company’s Consolidated Statements of Operations:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
	(in thousands)
Fixed operating lease cost	$23,139	$21,481	$45,641	$42,387
Variable operating lease cost (1)	6,098	14,388	13,944	29,085
Total operating lease cost	$29,237	$35,869	$59,585	$71,472
____________________________________________
(1)Includes short term leases with lease periods of less than 12 months.
As of August 3, 2024, the weighted-average remaining operating lease term was 4.3 years, and the weighted-average discount rate for operating leases was 7.8%. Cash paid for amounts included in the measurement of operating lease liabilities during Year-To-Date 2024 was $39.8 million. ROU assets obtained in exchange for new operating lease liabilities were $34.8 million during Year-To-Date 2024.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of August 3, 2024, the maturities of operating lease liabilities were as follows:

August 3, 2024
(in thousands)
Remainder of 2024	$45,889
2025	64,141
2026	35,225
2027	16,619
2028	13,831
Thereafter	40,589
Total operating lease payments	216,294
Less: imputed interest	(38,088)
Present value of operating lease liabilities	$178,206

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
As of April 18, 2024, which is the effective date of the seventh amendment to the Credit Agreement (the “Seventh Amendment”), the ABL Credit Facility includes a $25.0 million Canadian sublimit and a $25.0 million sublimit for standby and documentary letters of credit.
Under the ABL Credit Facility, borrowings outstanding bear interest, at the Company’s option, at:
(i)the prime rate per annum, plus a margin of 2.000%; or
(ii)the Secured Overnight Financing Rate (“SOFR”) per annum, plus 0.100%, plus a margin of 3.000%.
Prior to April 18, 2024, the Company was charged a fee of 0.200% on the unused portion of the commitments. As of April 18, 2024, based on the size of the unused portion of the commitments, the Company is charged a fee ranging from 0.250% to 0.375%. Letter of credit fees are at 1.125% for commercial letters of credit and 1.750% for standby letters of credit. The amount available for loans and letters of credit under the ABL Credit Facility is determined by a borrowing base consisting of certain credit card receivables, certain trade receivables, certain inventory, and the fair market value of certain real estate, subject to certain reserves and an availability block.
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

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
For the Second Quarter 2024 and Year-To-Date 2024, the Company recognized $6.3 million and $12.0 million, respectively, in interest expense related to the ABL Credit Facility. For the Second Quarter 2023 and Year-To-Date 2023, the Company recognized $6.1 million and $10.8 million, respectively, in interest expense related to the ABL Credit Facility.
Prior to April 18, 2024, when the 2021 Term Loan was fully repaid, credit extended under the ABL Credit Facility was secured by a first priority security interest in substantially all of the Company’s U.S. and Canadian assets other than intellectual property, certain furniture, fixtures, equipment, and pledges of subsidiary capital stock, and a second priority security interest in the Company’s intellectual property, certain furniture, fixtures, equipment, and pledges of subsidiary capital stock. As of April 18, 2024, the ABL Credit Facility is secured on a first priority basis by all of the foregoing collateral.
The outstanding obligations under the ABL Credit Facility may be accelerated upon the occurrence of certain customary events of default, as described below. The Company is not subject to any early termination fees.
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
During the First Quarter 2024, Mithaq became the controlling shareholder of the Company and this change of control triggered an event of default under the Credit Agreement, thus subjecting the Company to cash dominion by the Credit Agreement Lenders. Subsequently, the Credit Agreement Lenders agreed to forbear from enforcing certain other rights and remedies during a limited forbearance period. On April 16, 2024, the Company and certain of its subsidiaries entered into the Seventh Amendment with the Credit Agreement Lenders that, among other things, provided a permanent waiver of the change of control event of default. As of April 18, 2024, the ABL Credit Facility was reduced from $445.0 million to $433.0 million, and until the Company achieved certain excess availability thresholds, the Seventh Amendment preserved the temporary enhanced reporting requirements under the Waiver Agreement and continued to impose cash dominion.
As of August 29, 2024, the Company is no longer under cash dominion and it has reverted to the standard reporting requirements under the Credit Agreement.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The table below presents the components of the Company’s ABL Credit Facility:

	August 3, 2024	February 3, 2024	July 29, 2023
	(in millions)
Total borrowing base availability (1)	$396.2	$258.4	$422.3
Credit facility availability (2)	433.0	400.5	400.5
Maximum borrowing availability (3)	396.2	258.4	400.5

Outstanding borrowings	316.7	226.7	347.5
Letters of credit outstanding—standby	12.2	7.4	7.4
Utilization of credit facility at end of period	328.9	234.1	354.9

Availability (4)	$67.3	$24.3	$45.6

Interest rate at end of period	8.6%	8.1%	8.1%

	Year-To-Date 2024	Fiscal 2023	Year-To-Date 2023
	(in millions)
Average end of day loan balance during the period	$252.7	$315.5	$315.2
Highest end of day loan balance during the period	$328.0	$379.4	$379.4

Average interest rate	9.3%	7.5%	6.3%
____________________________________________
(1)In the Second Quarter 2024, given that the Company was under cash dominion, the excess availability threshold was not applicable to the total borrowing base availability. As of August 29, 2024, the Company is no longer under cash dominion. In Fiscal 2023, the total borrowing base availability was calculated net of the excess availability threshold, as prior to the Seventh Amendment, crossing that threshold would have resulted in cash dominion, which would have triggered a fixed charge coverage ratio covenant test and would likely have led to a default under the Credit Agreement. As of the Seventh Amendment, the fixed charge coverage ratio covenant has been removed from the Credit Agreement.
(2)In the Second Quarter 2024, given that the Company was under cash dominion, the excess availability threshold was not applicable to the determination of the credit facility availability. As of August 29, 2024, the Company is no longer under cash dominion. In Fiscal 2023, the credit facility availability was calculated net of the excess availability threshold, as prior to the Seventh Amendment, crossing that threshold would have resulted in cash dominion, which would have triggered a fixed charge coverage ratio covenant test and would likely have led to a default under the Credit Agreement. As of the Seventh Amendment, the fixed charge coverage ratio covenant has been removed from the Credit Agreement.
(3)The lower of the credit facility availability and the total borrowing base availability.
(4)The sub-limit availability for letters of credit was $12.8 million at August 3, 2024, and $42.6 million at February 3, 2024 and July 29, 2023.
The 2021 Term Loan bore interest, payable monthly, at (a) the SOFR per annum plus 2.750% for any portion that was a SOFR loan, or (b) the base rate per annum plus 2.000% for any portion that was a base rate loan. The 2021 Term Loan was pre-payable at any time without penalty, and did not require amortization. The Company recognized $1.1 million in interest expense related to the 2021 Term Loan during Year-To-Date 2024. For the Second Quarter 2023 and Year-To-Date 2023, the Company recognized $1.0 million and $1.9 million, respectively, in interest expense related to the 2021 Term Loan.
As of April 18, 2024, the 2021 Term Loan was fully repaid.
As of August 3, 2024, unamortized deferred financing costs amounted to $2.4 million related to the Company’s ABL Credit Facility.
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
The Company and certain of its subsidiaries also maintain an unsecured and subordinated $90.0 million term loan with Mithaq (the “New Mithaq Term Loan”; and together with the Initial Mithaq Term Loan, collectively, the “Mithaq Term Loans”).
The New Mithaq Term Loan matures on April 16, 2027, and requires monthly payments equivalent to interest charged at the SOFR plus 4.000% per annum, with such monthly payments to Mithaq deferred until April 30, 2025. The New Mithaq Term Loan is guaranteed by each of the Company’s subsidiaries that guarantee the Company’s ABL Credit Facility. For the Second Quarter 2024 and Year-To-Date 2024, the Company recognized $2.1 million and $2.5 million, respectively, in deferred interest-equivalent expense related to the New Mithaq Term Loan.
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
As of August 3, 2024 unamortized deferred financing costs amounted to $3.2 million related to the Mithaq Term Loans.
Maturities of the Company’s principal debt payments as of August 3, 2024 are as follows:

August 3, 2024
(in thousands)
Remainder of 2024	$—
2025	—
2026	—
2027	168,600
Thereafter	—
Total related party debt	$168,600
Mithaq Commitment Letter
On May 2, 2024, the Company entered into a commitment letter (“the Commitment Letter”) with Mithaq for a $40.0 million Mithaq Credit Facility. Under the Mithaq Credit Facility, the Company had the ability to request for advances at any time prior to July 1, 2025. On September 10, 2024, the Company and Mithaq entered into an Amendment No. 1 to the Commitment Letter, that extended the deadline for requesting advances until July 1, 2026.
If any debt is incurred under the Mithaq Credit Facility, it shall require monthly payments equivalent to interest charged at the SOFR plus 5.000% per annum. Such debt shall be unsecured and shall be guaranteed by each of the Company’s subsidiaries that guarantee the Company’s ABL Credit Facility. Similar to the Mithaq Term Loans, such debt shall also be subject to the Subordination Agreement, contain customary affirmative and negative covenants substantially similar to a subset of the covenants set forth in the Credit Agreement, and contain certain customary events of default. Additionally, such debt shall require no mandatory prepayments and shall mature no earlier than July 1, 2026 . As of August 3, 2024, no debt had been incurred under the Mithaq Credit Facility.

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
The Company engaged in mediation proceedings with the plaintiffs in December 2016 and April 2017. The parties reached an agreement in principle in April 2017, and signed a definitive settlement agreement in November 2017, to settle the matter on a class basis with all individuals in the U.S. who made a qualifying purchase at The Children’s Place from February 11, 2012 through January 28, 2020, the date of preliminary approval by the court of the settlement. The Company submitted its memorandum in support of final approval of the class settlement on March 2, 2021. On March 29, 2021, the court granted final approval of the class settlement and denied plaintiff’s motion for attorney’s fees, with the amount of attorney’s fees to be decided after the class recovery amount has been determined. The settlement provides merchandise vouchers for qualified class members who submit valid claims, as well as payment of legal fees and expenses and claims administration expenses. Vouchers were distributed to class members on November 15, 2021 and they were eligible for redemption in multiple rounds through November 2023. On February 23, 2024, a hearing on motion for preliminary injunction and permanent injunction and to enforce judgement and settlement agreement was held. Pending receipt of the court’s ruling, upon the court’s order, the plaintiff filed a renewed motion for attorneys’ fees, costs and incentive awards on March 4, 2024, to which the Company filed a statement of non-opposition on April 1, 2024. Because the plaintiff was seeking less than the maximum amount agreed to in the settlement, the Company requested that such difference in amount be distributed as vouchers to authorized class members, pursuant to the settlement agreement. The hearing for the motion for attorneys’ fees, costs, and incentive awards resulted in the court granting the plaintiff’s counsel approximately $0.3 million in fees, costs and incentive awards. The balance of funds initially reserved for the plaintiff counsel’s fees and costs will now be issued as a single, final round of merchandise vouchers for qualified class members. In connection with the settlement, the Company recorded a reserve for $5.0 million in its consolidated financial statements in the first quarter of 2017. Following the court’s recent decision(s), the Company released $2.3 million from its previously established reserve during the First Quarter 2024.
Similar to the Rael case above, the Company is also a defendant in Gabriela Gonzalez v. The Children’s Place, Inc., a purported class action, pending in the U.S. District Court, Central District of California. The plaintiff alleged that the Company had falsely advertised discounts that do not exist, in violation of California’s Unfair Competition Laws, False Advertising Law and the California Consumer Legal Remedies Act. The Company filed a motion to compel arbitration, which the plaintiff did not oppose, and the court granted the motion on August 17, 2022—staying the case pending the outcome of the arbitration. The demand for arbitration was filed on October 4, 2022, in connection with the individual claim of the plaintiff. A mass arbitration firm associated with plaintiff’s counsel then conducted an advertising campaign for claimants to conduct a mass arbitration. In part, to avoid the mass arbitration, the parties stipulated to return the original plaintiff’s claim to court to proceed as a class action. Accordingly, the arbitration would not be proceeding and the Company’s response to the original plaintiff’s complaint in court was filed on July 20, 2023. On August 16, 2023, however, the Company began to receive notices regarding an initial tranche of approximately 1,300 individual demands that were filed with Judicial Arbitration and Mediation Services, Inc. (“JAMS”) as part of a related mass arbitration claim. The parties participated in mediation proceedings on November 15, 2023 and February 9, 2024. The parties agreed to further discuss settlement options in May 2024, which occurred without resolution. In late May, due to the judge’s retirement, the Gonzalez action was transferred and reassigned to a different judge. Deadlines were therefore reset, including the Company’s motion to dismiss. On June 10, 2024, JAMS advised that it would be pausing its administration of the claims until the parties resolve their dispute over which set of arbitration terms apply to the case.
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

9. STOCKHOLDERS’ (DEFICIT) EQUITY
Share Repurchase Program
In November 2021, the Company’s Board of Directors authorized a $250.0 million share repurchase program (the “Share Repurchase Program”). Under this program, the Company may repurchase shares on the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, and other market and business conditions. The Company may suspend or discontinue the program at any time and may thereafter reinstitute purchases, all without prior announcement. Currently, given the terms of the Company’s Credit Agreement as amended by its Seventh Amendment described above, the Company is not expecting to repurchase any shares in Fiscal 2024, except as described below, pursuant to our practice as a result of our insider trading policy. As of August 3, 2024, there was $156.7 million remaining availability under the Share Repurchase Program.
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
The following table summarizes the Company’s share repurchases:

	Twenty-six Weeks Ended
	August 3, 2024		July 29, 2023
	Shares	Amount	Shares	Amount
	(in thousands)
Share repurchases related to:
Share repurchase program	65	$566	203	$6,964
Shares acquired and held in treasury	5	$66	4	$148
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
The following table summarizes the Company’s stock-based compensation expense (benefit):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
	(in thousands)
Deferred Awards	$(589)	$1,690	$1,829	$4,190
Performance Awards	(659)	(6,452)	9,532	(5,869)
Total stock-based compensation expense (benefit) (1)	$(1,248)	$(4,762)	$11,361	$(1,679)
___________________________________________
(1)Stock-based compensation expense (benefit) recorded within Cost of sales amounted to $0.1 million and $(0.5) million in the Second Quarter 2024 and Second Quarter 2023, respectively, and $1.1 million and $(0.1) million in Year-To-Date 2024 and Year-To-Date 2023, respectively. All other stock-based compensation expense (benefit) is included in Selling, general, and administrative expenses.
During the First Quarter 2024, there was a change of control of the Company, which triggered a conversion of all Performance Awards into service-based Performance Awards in accordance with their terms. As a result, the Fiscal 2023, Fiscal 2022, and fiscal year 2021 Performance Awards will all vest at their target shares on their respective vesting dates without regard to the achievement of any of the performance metrics associated with those awards. The fiscal year 2021 Performance Awards vested during the First Quarter 2024. The incremental expense recorded for Performance Awards during Year-To-Date 2024 due to the change of control was $9.9 million.

11. LOSS PER COMMON SHARE
The following table reconciles net loss and common share amounts utilized to calculate basic and diluted loss per common share:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
	(in thousands)
Net loss	$(32,114)	$(35,355)	$(69,909)	$(64,188)

Basic weighted average common shares outstanding	12,772	12,522	12,707	12,448
Dilutive effect of stock awards	—	—	—	—
Diluted weighted average common shares outstanding	12,772	12,522	12,707	12,448

Anti-dilutive shares excluded from diluted loss per common share calculation	34	74	56	151

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

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The fair value of the Company’s Initial Mithaq Term Loan with a carrying value (gross of debt issuance costs) of $78.6 million at August 3, 2024, was approximately $55.1 million. The fair value of the Company’s New Mithaq Term Loan with a carrying value (gross of debt issuance costs) of $90.0 million at August 3, 2024, was approximately $78.8 million. The fair value of debt was estimated using a market approach, which considers the Company’s credit risk and market related conditions, and is therefore within Level 2 of the fair value hierarchy.
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
The Company performed periodic quantitative impairment assessments of its long-lived assets and did not record an impairment charge in the Second Quarter 2024 and Year-To-Date 2024. The Company recorded asset impairment charges in the Second Quarter 2023 and Year-To-Date 2023 of $0.8 million and $2.5 million, respectively, inclusive of ROU assets.
Impairment of Indefinite-Lived Intangible Assets
The Company estimates the fair value of its indefinite-lived Gymboree tradename based on an income approach using the relief-from-royalty method. Estimating fair value using this method requires management to estimate future revenues, royalty rates, discount rates, long-term growth rates, and other factors in order to project future cash flows.
The Company performed a quantitative impairment assessment of the Gymboree tradename as of June 30, 2024, in accordance with FASB ASC 350—Intangibles – Goodwill and Other. Based on this assessment, the Company recorded an impairment charge of $28.0 million in the Second Quarter 2024, primarily due to reductions in Gymboree sales forecasts and a reduction in the royalty rate used to value the tradename, which reduced the carrying value to its fair value of $13.0 million as of August 3, 2024.
Unfavorable changes in certain of the Company’s key assumptions may affect future testing results. For example, keeping all other assumptions constant, a 100-basis point increase in the discount rate or a 10% decrease in forecasted revenue would result in further impairment charges of approximately $1.0 million.

13. INCOME TAXES
The Company computes income taxes using the asset and liability method. This method requires recognition of deferred tax assets and liabilities, measured by enacted rates, attributable to temporary differences between the financial statement and income tax basis of assets and liabilities. The Company’s deferred tax assets and liabilities are comprised largely of differences relating to depreciation and amortization, rent expense, inventory, stock-based compensation, net operating loss carryforwards, tax credits, and various accruals and reserves.
The Company’s effective income tax rate for the Second Quarter 2024 was a provision of (3.6)%, or $1.1 million, compared to a benefit of 20.7%, or $(9.2) million, during the Second Quarter 2023. The change in the effective income tax rate and income tax provision (benefit) for the Second Quarter 2024 compared to the Second Quarter 2023 was primarily driven by the establishment of a valuation allowance against the Company’s net deferred tax assets in Fiscal 2023.
The Company’s effective income tax rate for Year-To-Date 2024 was a provision of (4.8)%, or $3.2 million, compared to a benefit of 20.3%, or $(16.4) million, for Year-To-Date 2023. The change in the effective income tax rate and income tax provision (benefit) for Year-To-Date 2024 compared to Year-To-Date 2023 was primarily driven by the establishment of a valuation allowance against the Company’s net deferred tax assets in Fiscal 2023.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act allows net operating losses (“NOLs”) incurred in taxable years 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to offset 100% of taxable income and to generate a refund of previously paid income taxes. Pursuant to the CARES Act, the Company carried back the taxable year 2020 tax loss of $150.0 million to prior years. As of August 3, 2024, the remaining income tax receivable of $19.1 million is included within Prepaid expenses and other current assets on the Consolidated Balance Sheets.
The Company accrues interest and penalties related to unrecognized tax benefits as part of the provision for income taxes. The total amount of unrecognized tax benefits was $7.8 million, $7.0 million, and $4.3 million as of August 3, 2024, February 3, 2024, and July 29, 2023, respectively, and is included within long-term liabilities. Additional interest expense recognized in the Second Quarter 2024 and Second Quarter 2023 related to unrecognized tax benefits was not significant.
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

14. SEGMENT INFORMATION
In accordance with FASB ASC 280—Segment Reporting, the Company reports segment data based on geography: The Children’s Place U.S. and The Children’s Place International. Each segment includes an e-commerce business located at www.childrensplace.com and www.gymboree.com. Included in The Children’s Place U.S. segment are the Company’s U.S. and Puerto Rico-based stores and revenue from the Company’s U.S.-based wholesale business. Included in The Children’s Place International segment are the Company’s Canadian-based stores, revenue from the Company’s Canadian-based wholesale business, and revenue from international franchisees. The Company measures its segment profitability based on operating income, defined as income before interest and taxes. Net sales and direct costs are recorded by each segment. Certain inventory procurement functions, such as production and design, as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services, are managed by The Children’s Place U.S. segment. Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales. The assets related to these functions are not allocated. The Company periodically reviews these allocations and adjusts them based upon changes in business circumstances. Net sales to external customers are derived from merchandise sales, and the Company has one U.S. wholesale customer that individually accounted for more than 10% of its net sales, amounting to $44.5 million and $61.0 million for the Second Quarter 2024 and Year-To-Date 2024, respectively, and accounts for a majority of the Company’s accounts receivable. As of August 3, 2024, The Children’s Place U.S. had 452 stores and The Children’s Place International had 63 stores. As of July 29, 2023, The Children’s Place U.S. had 525 stores and The Children’s Place International had 71 stores.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table provides segment level financial information:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
	(in thousands)
Net sales:
The Children’s Place U.S.	$292,393	$313,217	$538,581	$606,703
The Children’s Place International (1)	27,262	32,382	48,952	60,536
Total net sales	$319,655	$345,599	$587,533	$667,239
Operating loss:
The Children’s Place U.S.	$(19,673)	$(36,739)	$(43,652)	$(64,766)
The Children’s Place International	(2,103)	(202)	(6,112)	(2,242)
Total operating loss	$(21,776)	$(36,941)	$(49,764)	$(67,008)
Operating loss as a percentage of net sales:
The Children’s Place U.S.	(6.7%)	(11.7%)	(8.1%)	(10.7)%
The Children’s Place International	(7.7%)	(0.6%)	(12.5%)	(3.7)%
Total operating loss as a percentage of net sales	(6.8%)	(10.7%)	(8.5%)	(10.0)%
Depreciation and amortization:
The Children’s Place U.S.	$8,835	$11,079	$18,489	$21,984
The Children’s Place International	670	874	2,651	1,817
Total depreciation and amortization	$9,505	$11,953	$21,140	$23,801
Capital expenditures:
The Children’s Place U.S.	$7,720	$7,170	$12,398	$18,142
The Children’s Place International	64	—	80	10
Total capital expenditures	$7,784	$7,170	$12,478	$18,152
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
Terms that are commonly used in our Management’s Discussion and Analysis of Financial Condition and Results of Operations are defined as follows:
•Second Quarter 2024 — The thirteen weeks ended August 3, 2024
•Second Quarter 2023 — The thirteen weeks ended July 29, 2023
•First Quarter 2024 — The thirteen weeks ended May 4, 2024
•Year-To-Date 2024 — The twenty-six weeks ended August 3, 2024
•Year-To-Date 2023 — The twenty-six weeks ended July 29, 2023
•Fiscal 2024 — The fifty-two weeks ending February 1, 2025
•Fiscal 2023 — The fifty-three weeks ended February 3, 2024
•SEC — U.S. Securities and Exchange Commission
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

OVERVIEW
Our Business
We are an omni-channel children’s specialty portfolio of brands. We design, contract to manufacture, and sell fashionable, high quality apparel, accessories and footwear predominantly at value prices, primarily under our proprietary brands: “The Children’s Place”, “Gymboree”, “Sugar & Jade”, and “PJ Place”. As of August 3, 2024, we had 515 stores across North America, our e-commerce business at www.childrensplace.com and www.gymboree.com, social media channels on Instagram, Facebook, X, formerly known as Twitter, YouTube and Pinterest, and 202 international points of distribution with our five franchise partners in 15 countries.
Segment Reporting
In accordance with FASB ASC 280—Segment Reporting, we report segment data based on geography: The Children’s Place U.S. and The Children’s Place International. Each segment includes an e-commerce business located at www.childrensplace.com and www.gymboree.com. Included in The Children’s Place U.S. segment are our U.S. and Puerto Rico-based stores and revenue from our U.S.-based wholesale business. Included in The Children’s Place International segment are our Canadian-based stores, revenue from our Canadian-based wholesale business, as well as revenue from international franchisees. We measure our segment profitability based on operating income, defined as income before interest and taxes. Net sales and direct costs are recorded by each segment. Certain inventory procurement functions such as production and design, as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services, are managed by The Children’s Place U.S. segment. Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales. The assets related to these functions are not allocated. We periodically review these allocations and adjust them based upon changes in business circumstances. Net sales to external customers are derived from merchandise sales, and we have one U.S. wholesale customer that individually accounted for more than 10% of our net sales for the Second Quarter 2024 and Year-To-Date 2024.
Recent Developments
Macroeconomic conditions, including inflationary pressures, higher interest rates, and other domestic and geo-political factors, continue to adversely affect our core customer, resulting in a decrease in discretionary apparel purchases during the Second Quarter 2024. These macroeconomic conditions are expected to continue to have an adverse impact during the remainder of Fiscal 2024.
On May 20, 2024, our Board of Directors (the “Board”) appointed Muhammad Umair, who is currently a Board member, as President and Interim Chief Executive Officer of the Company. Mr. Umair succeeded Jane Elfers, who departed as our President and Chief Executive Officer and as a member of the Board pursuant to a mutual agreement with the Company effective as of May 20, 2024.
On August 23, 2024, we appointed Claudia Lima-Guinehut as Brand President, effective as of September 9, 2024. Ms. Lima-Guinehut succeeded Maegan Markee, who departed pursuant to a mutual agreement with the Company effective as of June 14, 2024.

Operating Highlights
Net sales decreased $25.9 million, or 7.5%, to $319.7 million during the Second Quarter 2024 from $345.6 million during the Second Quarter 2023, primarily due to an anticipated decrease in e-commerce revenue, as we proactively rationalized our unprofitable promotional strategies, inflated marketing spend and “free shipping” offers to significantly improve profitability, which was successful during the Second Quarter 2024. These efforts not only improved the profitability of our e-commerce business, despite the lower revenue, but also benefited the brick-and-mortar channel as the stores business experienced a positive comparable store sales for the first time in ten fiscal quarters. The wholesale business also rebounded with double-digit growth after a decline in the First Quarter 2024. During the Second Quarter 2024, we closed three stores and did not open any new stores. Comparable retail sales decreased 7.2% for the Second Quarter 2024, largely driven by the planned decrease in e-commerce as this business decreased by a double-digit percentage, as we proactively sacrificed unprofitable sales to improve profitability. Stores experienced a positive comparable store sales result for the first time since the post COVID-19 period of 2021, driven by stronger units per transaction and conversion metrics, and improving traffic trends.
Gross profit increased $24.0 million to $111.8 million or 35.0% of net sales during the Second Quarter 2024 from $87.8 million or 25.4% of net sales during the Second Quarter 2023. The 960 basis point increase was caused by a combination of factors, including reductions in product input costs, including cotton and supply chain costs, which negatively impacted margins in the prior year. These improvements were combined with the success of our rationalization of profit-draining promotional strategies and shipping offers, which resulted in a significant improvement in the leverage of e-commerce freight costs due to our new shipping threshold for free shipping.
Operating loss decreased $15.1 million to $(21.8) million during the Second Quarter 2024 compared to a loss of $(36.9) million during the Second Quarter 2023. Operating loss was impacted by incremental expenses of $36.0 million, which included an impairment charge of $28.0 million on the Gymboree tradename, primarily due to reductions in Gymboree sales forecasts and a reduction in the royalty rate used to value the tradename, and restructuring costs of $6.1 million due to recent changes in our senior leadership team. Operating margin leveraged 390 basis points to (6.8)% of net sales.
Net loss decreased $3.3 million to $(32.1) million, or $(2.51) per diluted share, during the Second Quarter 2024 compared to $(35.4) million, or $(2.82) per diluted share, during the Second Quarter 2023, due to the factors discussed above.
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
We have closed 684 stores since the announcement of our fleet optimization initiative in 2013, including three during the Second Quarter 2024. With over 75% of our store fleet coming up for lease action in the next 24 months, we continue to maintain meaningful financial flexibility in our lease portfolio. The average unexpired lease term for our stores is approximately 1.5 years in the United States, Puerto Rico, and Canada.
In November 2021, our Board authorized a $250.0 million share repurchase program (the “Share Repurchase Program”). Currently, given the terms of our credit agreement, dated as of May 9, 2019 (as amended from time to time, the “Credit Agreement”), by and among the Company and certain of its subsidiaries, and the lenders party thereto (collectively, the “Credit Agreement Lenders”), as amended by the seventh amendment to the Credit Agreement (the “Seventh Amendment”), we are not expecting to repurchase any shares in Fiscal 2024, except pursuant to our practice as a result of our insider trading policy. As of August 3, 2024, there was $156.7 million remaining availability under the Share Repurchase Program.

We have subsidiaries whose operating results are based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars. The table below summarizes the average translation rates that most significantly impact our operating results:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Average Translation Rates (1)
Canadian dollar	0.7287	0.7494	0.7327	0.7440
Hong Kong dollar	0.1281	0.1277	0.1279	0.1276
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

The following table sets forth, for the periods indicated, selected data from our Statements of Operations expressed as a percentage of Net sales. We primarily evaluate the results of our operations as a percentage of Net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of Net sales (i.e., “basis points”). For example, SG&A decreased 230 basis points to 30.1% of Net sales during the Second Quarter 2024 from 32.4% during the Second Quarter 2023. Accordingly, to the extent that our sales have increased at a faster rate than our costs (i.e., “leveraging”), the more efficiently we have utilized the investments we have made in our business. Conversely, if our sales decrease or if our costs grow at a faster pace than our sales (i.e., “deleveraging”), we have less efficiently utilized the investments we have made in our business.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.0	74.6	65.2	72.4
Gross profit	35.0	25.4	34.8	27.6
Selling, general, and administrative expenses	30.1	32.4	34.9	33.7
Depreciation and amortization	3.0	3.5	3.6	3.6
Asset impairment charges	8.7	0.2	4.8	0.4
Operating loss	(6.8)	(10.7)	(8.5)	(10.0)
Interest expense, net	(2.9)	(2.2)	(2.9)	(2.0)
Loss before provision (benefit) for income taxes	(9.7)	(12.9)	(11.4)	(12.1)
Provision (benefit) for income taxes	0.3	(2.7)	0.5	(2.5)
Net loss	(10.0)%	(10.2)%	(11.9)%	(9.6)%
Number of Company stores, end of period	515	596	515	596
The following table sets forth net sales by segment, for the periods indicated:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
	(in thousands)
Net sales:
The Children’s Place U.S.	$292,393	$313,217	$538,581	$606,703
The Children’s Place International	27,262	32,382	48,952	60,536
Total net sales	$319,655	$345,599	$587,533	$667,239
Second Quarter 2024 Compared to Second Quarter 2023
Net sales decreased $25.9 million or 7.5%, to $319.7 million during the Second Quarter 2024 from $345.6 million during the Second Quarter 2023, primarily due to an anticipated decrease in e-commerce revenue, as we proactively rationalized our unprofitable promotional strategies, inflated marketing spend and “free shipping” offers to significantly improve profitability, which was successful during the Second Quarter 2024. These efforts not only improved the profitability of our e-commerce business, despite the lower revenue, but also benefited the brick-and-mortar channel as the stores business experienced a positive comparable store sales for the first time in ten fiscal quarters. The wholesale business also rebounded with double-digit growth after a decline in the First Quarter 2024. Comparable retail sales decreased 7.2% for the Second Quarter 2024, largely driven by the planned decrease in e-commerce as this business decreased by a double-digit percentage, as we proactively sacrificed unprofitable sales to improve profitability. Stores experienced a positive comparable store sales result for the first time since the post COVID-19 period of 2021, driven by stronger units per transaction and conversion metrics, and improving traffic trends.
The Children’s Place U.S. net sales decreased $20.8 million or 6.6%, to $292.4 million in the Second Quarter 2024, compared to $313.2 million in the Second Quarter 2023. This decrease was primarily due to an anticipated decrease in e-commerce revenue, as we proactively rationalized our unprofitable promotional strategies, inflated marketing spend and “free shipping” offers to significantly improve profitability. The wholesale business also rebounded with double-digit growth after a decline in the First Quarter 2024.

The Children’s Place International net sales decreased $5.1 million or 15.8%, to $27.3 million in the Second Quarter 2024, compared to $32.4 million in the Second Quarter 2023. This decrease was primarily due to an anticipated decrease in e-commerce revenue, as we proactively rationalized our unprofitable promotional strategies, inflated marketing spend and “free shipping” offers to significantly improve profitability.
Total e-commerce sales, which include postage and handling, were 49.3% of net retail sales and 41.7% of net sales during the Second Quarter 2024, compared to 50.8% and 44.3%, respectively, during the Second Quarter 2023.
Gross profit increased $24.0 million to $111.8 million in the Second Quarter 2024, compared to $87.8 million in the Second Quarter 2023. Gross margin increased 960 basis points to 35.0% of net sales in the Second Quarter 2024. The 960 basis point increase was caused by a combination of factors, including reductions in product input costs, including cotton and supply chain costs, which negatively impacted margins in the prior year. These improvements were combined with the success of our rationalization of profit-draining promotional strategies and shipping offers, which resulted in a significant improvement in the leverage of e-commerce freight costs due to our new shipping threshold for free shipping.
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
Selling, general, and administrative expenses decreased $15.9 million to $96.1 million during the Second Quarter 2024 from $112.0 million during the Second Quarter 2023. SG&A leveraged 230 basis points to 30.1% of net sales in the Second Quarter 2024. The Second Quarter 2024 results included incremental operating expenses of $7.8 million, including restructuring costs of $6.1 million and credit agreement lender-required consulting costs of $1.1 million. The Second Quarter 2023 results included incremental operating expenses of $10.3 million, including restructuring costs of $9.7 million. Excluding the impact of these incremental charges, SG&A leveraged 180 basis points to 27.6% of net sales, primarily as a result of significant reductions in store payroll and home office payroll, and the elimination of inflated and unprofitable marketing costs. This represents the lowest level of Adjusted selling, general, and administrative expenses in over 15 years for the second quarter of a fiscal year.
Depreciation and amortization was $9.5 million during the Second Quarter 2024, compared to $12.0 million during the Second Quarter 2023. The decrease was primarily driven by reduced depreciation of capitalized software and the permanent closure of 81 stores during the past twelve months.
Asset impairment charges were $28.0 million during the Second Quarter 2024 due to the reduction in fair value of the Gymboree tradename, which was primarily due to reductions in Gymboree sales forecasts and a reduction in the royalty rate used to value the tradename. Asset impairment charges were $0.8 million during the Second Quarter 2023, inclusive of right-of-use (“ROU”) assets. These charges were related to underperforming stores identified in our ongoing store portfolio evaluation primarily as a result of decreased net sales and cash flow projections.
Operating loss decreased $15.1 million to $(21.8) million during the Second Quarter 2024, compared to $(36.9) million during the Second Quarter 2023. Operating loss was impacted by incremental expenses of $36.0 million, which included an impairment charge of $28.0 million on the Gymboree tradename, and restructuring costs of $6.1 million due to recent changes in our senior leadership team. These charges have been classified as non-GAAP adjustments, leading to a shift back to profitability with an adjusted operating income of $14.2 million in the Second Quarter 2024, or an improvement of $39.2 million compared to an adjusted operating loss of $(25.0) million in the Second Quarter 2023, and leveraged 1,170 basis points to 4.5% of net sales.
Net interest expense was $9.2 million during the Second Quarter 2024, compared to $7.6 million during the Second Quarter 2023. The increase in interest expense was primarily driven by higher average interest rates associated with our revolving credit facility due to the impact of refinancings and continued market-based rate increases, partially offset by continued benefits associated with certain non-interest bearing loans from our majority shareholder, Mithaq Capital SPC, a Cayman segregated portfolio company (“Mithaq”).
Provision (benefit) for income taxes was a provision of $1.1 million during the Second Quarter 2024, compared to a benefit of $(9.2) million during the Second Quarter 2023. Our effective tax rate was a provision of (3.6)% and a benefit of 20.7% in the Second Quarter 2024 and Second Quarter 2023, respectively. The change in our effective tax rate and income tax provision (benefit) for the Second Quarter 2024 compared to the Second Quarter 2023 was primarily driven by the establishment of a valuation allowance against our net deferred tax assets in Fiscal 2023.

Net loss, which included certain non-cash impairment charges and non-operating restructuring charges, decreased $3.3 million to $(32.1) million, or $(2.51) per diluted share during the Second Quarter 2024, compared to $(35.4) million, or $(2.82) per diluted share during the Second Quarter 2023, due to the factors discussed above. Adjusted net income shifted back to profitability after two years of losses during the Second Quarter 2024, improving by $30.4 million to $3.9 million, or $0.30 per diluted share, compared to an adjusted net loss of $(26.5) million, or $(2.12) per diluted share during the Second Quarter 2023.
Year-To-Date 2024 Compared to Year-To-Date 2023
Net sales decreased $79.7 million or 11.9%, to $587.5 million during Year-To-Date 2024 from $667.2 million during Year-To-Date 2023, primarily due to reductions in retail sales due to lower store count, and anticipated declines in e-commerce demand due to the rationalization of promotions, reductions in inflated and unprofitable marketing spend, and the strategic decision to change “free shipping” offers, as we proactively sacrificed unprofitable sales in an effort to improve profitability. Comparable retail sales decreased 9.4% during Year-To-Date 2024.
The Children’s Place U.S. net sales decreased $68.1 million or 11.2%, to $538.6 million during Year-To-Date 2024, compared to $606.7 million during Year-To-Date 2023. This decrease was primarily due to lower store count, and anticipated declines in e-commerce demand due to the rationalization of promotions, reductions in inflated and unprofitable marketing spend, and the strategic decision to change “free shipping” offers, as we proactively sacrificed unprofitable sales in an effort to improve profitability.
The Children’s Place International net sales decreased $11.5 million or 19.1%, to $49.0 million during Year-To-Date 2024, compared to $60.5 million during Year-To-Date 2023. This decrease was primarily due to lower store count, and anticipated declines in e-commerce demand due to the rationalization of promotions, reductions in inflated and unprofitable marketing spend, and the strategic decision to change “free shipping” offers, as we proactively sacrificed unprofitable sales in an effort to improve profitability.
Total e-commerce sales, which include postage and handling, were 51.2% of net retail sales and 45.1% of net sales during Year-To-Date 2024, compared to 48.0% and 42.9%, respectively, during Year-To-Date 2023.
Gross profit increased $20.3 million to $204.5 million during Year-To-Date 2024, compared to $184.2 million during Year-To-Date 2023. Gross margin leveraged 720 basis points to 34.8% of net sales during Year-To-Date 2024. The increase was primarily due to reductions in product input costs, including cotton and supply chain costs, which negatively impacted margins in the prior year. These improvements were combined with the success of our rationalization of profit-draining promotional strategies and shipping offers, which resulted in a significant improvement in the leverage of e-commerce freight costs due to our new shipping threshold for free shipping.
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
Selling, general, and administrative expenses decreased $19.7 million to $205.2 million during Year-To-Date 2024 from $224.9 million during Year-To-Date 2023. SG&A deleveraged 120 basis points to 34.9% of net sales during Year-To-Date 2024. The Year-To-Date 2024 results included incremental operating expenses, including costs associated with our change of control of $13.7 million, financing related charges of $6.7 million, restructuring costs of $6.4 million, and credit agreement lender-required consulting costs of $1.9 million, partially offset by the reversal of a legal settlement accrual of $2.3 million. The Year-To-Date 2023 results included incremental operating expenses, including restructuring costs of $9.9 million, contract termination fees of $3.0 million, and fleet optimization costs of $1.2 million. Excluding the impact of these incremental charges, SG&A leveraged 150 basis points to 30.1% of net sales, primarily as a result of significant reductions in store payroll and home office payroll, and the elimination of inflated and unprofitable marketing costs. This represents the lowest level of Adjusted selling, general, and administrative expenses in over 15 years for the first two quarters of a fiscal year.
Depreciation and amortization was $21.1 million during Year-To-Date 2024, compared to $23.8 million during Year-To-Date 2023. The decrease was primarily driven by reduced depreciation of capitalized software and the permanent closure of 81 stores during the past twelve months, partially offset by the accelerated depreciation related to the voluntary early termination of the corporate office lease.
Asset impairment charges were $28.0 million during Year-To-Date 2024 due to the reduction in fair value of the Gymboree tradename, which was primarily due to reductions in Gymboree sales forecasts and a reduction in the royalty rate used to value the tradename. Asset impairment charges were $2.5 million during Year-To-Date 2023, inclusive of ROU assets. These charges were related to underperforming stores identified in our ongoing store portfolio evaluation primarily as a result of decreased net sales and cash flow projections.

Operating loss decreased $17.2 million to $(49.8) million during Year-To-Date 2024, compared to $(67.0) million during Year-To-Date 2023. Operating loss was impacted by incremental expenses of $58.9 million, which included an impairment charge of $28.0 million on the Gymboree tradename, primarily due to reductions in Gymboree sales forecasts and a reduction in the royalty rate used to value the tradename, restructuring costs of $6.4 million primarily due to recent changes in our senior leadership team, and several charges due to our recent change of control, due to the investment in us by Mithaq, and several new financing initiatives, which include $10.8 million of non-cash equity compensation charges and $3.8 million in other fees associated with the change of control, and $6.7 million of financing-related charges. These charges have been classified as non-GAAP adjustments, leading to a shift back to profitability with an adjusted operating income of $9.2 million during Year-To-Date 2024, or an improvement of $58.7 million compared to an adjusted operating loss of $(49.5) million during Year-To-Date 2023, and leveraged 900 basis points to 1.6% of net sales.
Net interest expense was $17.0 million during Year-To-Date 2024, compared to $13.5 million during Year-To-Date 2023. The increase was primarily driven by higher average interest rates associated with our revolving credit facility due to the impact of refinancings and continued market-based rate increases, partially offset by continued benefits associated with certain non-interest bearing loans from our majority shareholder, Mithaq.
Provision (benefit) for income taxes was a provision of $3.2 million during Year-To-Date 2024 compared to a benefit of $(16.4) million during Year-To-Date 2023. Our effective tax rate was a provision of (4.8)% and a benefit of 20.3% during Year-To-Date 2024 and Year-To-Date 2023, respectively. The change in our effective tax rate and income tax provision (benefit) for Year-To-Date 2024 compared to Year-To-Date 2023 was primarily driven by the establishment of a valuation allowance against our net deferred tax assets in Fiscal 2023.
Net loss, which included certain non-cash impairment charges and non-operating restructuring charges, increased $(5.7) million to $(69.9) million, or $(5.50) per diluted share during Year-To-Date 2024, compared to $(64.2) million, or $(5.16) per diluted share during Year-To-Date 2023, due to the factors discussed above. Adjusted net loss, which was driven by losses in the First Quarter 2024 and partially offset by profits in the Second Quarter 2024, was $(11.0) million, or $(0.87) per diluted share during Year-To-Date 2024, compared to $(51.2) million, or $(4.12) per diluted share during Year-To-Date 2023.

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
Our working capital deficit decreased $74.9 million to $71.2 million at August 3, 2024, compared to $146.1 million at July 29, 2023, primarily reflecting a decrease in borrowings on our $433.0 million asset-based revolving credit facility (the “ABL Credit Facility”) under our Credit Agreement and in our accounts payable balances, partially offset by an increase in accounts receivable balances.
At August 3, 2024, we had $316.7 million of outstanding borrowings under our $433.0 million ABL Credit Facility and no borrowings under our $40.0 million senior unsecured credit facility with Mithaq (the “Mithaq Credit Facility”). We had total liquidity of $116.9 million, including $67.3 million of availability under our ABL Credit Facility, $40.0 million of availability under our Mithaq Credit Facility, and $9.6 million of cash on hand. At August 3, 2024, we had $12.2 million of outstanding letters of credit, with an additional $12.8 million available for issuing letters of credit under our ABL Credit Facility.
We expect to be able to meet our working capital, capital expenditure, and debt service requirements for at least the next twelve months from the date that our consolidated financial statements for the Second Quarter 2024 were issued, by using our cash on hand, cash flows from operations, and availability under our ABL Credit Facility and Mithaq Credit Facility. This liquidity may be further supplemented with proceeds from a future rights offering, if any, that we are currently contemplating.
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

As of April 18, 2024, which is the effective date of the Seventh Amendment, the ABL Credit Facility includes a $25.0 million Canadian sublimit and a $25.0 million sublimit for standby and documentary letters of credit.
Under the ABL Credit Facility, borrowings outstanding bear interest, at our option, at:
(i)the prime rate per annum, plus a margin of 2.000%; or
(ii)the Secured Overnight Financing Rate (“SOFR”) per annum, plus 0.100%, plus a margin of 3.000%.
Prior to April 18, 2024, we were charged a fee of 0.200% on the unused portion of the commitments. As of April 18, 2024, based on the size of the unused portion of the commitments, we are charged a fee ranging from 0.250% to 0.375%. Letter of credit fees are at 1.125% for commercial letters of credit and 1.750% for standby letters of credit. The amount available for loans and letters of credit under the ABL Credit Facility is determined by a borrowing base consisting of certain credit card receivables, certain trade receivables, certain inventory, and the fair market value of certain real estate, subject to certain reserves and an availability block.
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
For the Second Quarter 2024 and Year-To-Date 2024, we recognized $6.3 million and $12.0 million, respectively, in interest expense related to the ABL Credit Facility. For the Second Quarter 2023 and Year-To-Date 2023, we recognized $6.1 million and $10.8 million, respectively, in interest expense related to the ABL Credit Facility.
Prior to April 18, 2024, when the 2021 Term Loan was fully repaid, credit extended under the ABL Credit Facility was secured by a first priority security interest in substantially all of our U.S. and Canadian assets other than intellectual property, certain furniture, fixtures, equipment, and pledges of subsidiary capital stock, and a second priority security interest in our intellectual property, certain furniture, fixtures, equipment, and pledges of subsidiary capital stock. As of April 18, 2024, the ABL Credit Facility is secured on a first priority basis by all of the foregoing collateral.
The outstanding obligations under the ABL Credit Facility may be accelerated upon the occurrence of certain customary events of default, as further described below. We are not subject to any early termination fees.
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

During the First Quarter 2024, Mithaq became the controlling shareholder of the Company and this change of control triggered an event of default under the Credit Agreement, thus subjecting us to cash dominion by the Credit Agreement Lenders. Subsequently, the Credit Agreement Lenders agreed to forbear from enforcing certain other rights and remedies during a limited forbearance period. On April 16, 2024, we and certain of our subsidiaries entered into the Seventh Amendment to the Credit Agreement with the Credit Agreement Lenders that, among other things, provided a permanent waiver of the change of control event of default. As of April 18, 2024, the ABL Credit Facility was reduced from $445.0 million to $433.0 million, and until we achieved certain excess availability thresholds, the Seventh Amendment preserved the temporary enhanced reporting requirements under the Waiver Agreement and continued to impose cash dominion.
As of August 29, 2024, we are no longer under cash dominion and we have reverted to the standard reporting requirements under the Credit Agreement.
The table below presents the components of our ABL Credit Facility:

	August 3, 2024	February 3, 2024	July 29, 2023
	(in millions)
Total borrowing base availability (1)	$396.2	$258.4	$422.3
Credit facility availability (2)	433.0	400.5	400.5
Maximum borrowing availability (3)	396.2	258.4	400.5

Outstanding borrowings	316.7	226.7	347.5
Letters of credit outstanding—standby	12.2	7.4	7.4
Utilization of credit facility at end of period	328.9	234.1	354.9

Availability (4)	$67.3	$24.3	$45.6

Interest rate at end of period	8.6%	8.1%	8.1%

	Year-To-Date 2024	Fiscal 2023	Year-To-Date 2023
	(in millions)
Average end of day loan balance during the period	$252.7	$315.5	$315.2
Highest end of day loan balance during the period	$328.0	$379.4	$379.4

Average interest rate	9.3%	7.5%	6.3%
____________________________________________
(1)In the Second Quarter 2024, given that we were under cash dominion, the excess availability threshold was not applicable to the total borrowing base availability. As of August 29, 2024, we are no longer under cash dominion. In Fiscal 2023, the total borrowing base availability was calculated net of the excess availability threshold under the Credit Agreement, as prior to the Seventh Amendment, crossing that threshold would have resulted in cash dominion, which would have triggered a fixed charge coverage ratio covenant test and would likely have led to a default under the Credit Agreement. As of the Seventh Amendment, the fixed charge coverage ratio covenant has been removed from the Credit Agreement.
(2)In the Second Quarter 2024, given that we were under cash dominion, the excess availability threshold was not applicable to the determination of the credit facility availability. As of August 29, 2024, we are no longer under cash dominion. In Fiscal 2023, the credit facility availability was calculated net of the excess availability threshold, as prior to the Seventh Amendment, crossing that threshold would have resulted in cash dominion, which would have triggered a fixed charge coverage ratio covenant test and would likely have led to a default under the Credit Agreement. As of the Seventh Amendment, the fixed charge coverage ratio covenant has been removed from the Credit Agreement.
(3)The lower of the credit facility availability and the total borrowing base availability.
(4)The sub-limit availability for letters of credit was $12.8 million at August 3, 2024, and $42.6 million at February 3, 2024 and July 29, 2023.
The 2021 Term Loan bore interest, payable monthly, at (a) the SOFR per annum plus 2.750% for any portion that was a SOFR loan, or (b) the base rate per annum plus 2.000% for any portion that was a base rate loan. The 2021 Term Loan was pre-payable at any time without penalty, and did not require amortization. We recognized $1.1 million in interest expense related to the 2021 Term Loan during Year-To-Date 2024. For the Second Quarter 2023 and Year-To-Date 2023, we recognized $1.0 million and $1.9 million, respectively, in interest expense related to the 2021 Term Loan.
As of April 18, 2024, the 2021 Term Loan was fully repaid.
As of August 3, 2024, unamortized deferred financing costs amounted to $2.4 million related to our ABL Credit Facility.

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
We and certain of our subsidiaries also maintain an unsecured and subordinated $90.0 million term loan with Mithaq (the “New Mithaq Term Loan”; and together with the Initial Mithaq Term Loan, collectively, the “Mithaq Term Loans”).
The New Mithaq Term Loan matures on April 16, 2027, and requires monthly payments equivalent to interest charged at the SOFR plus 4.000% per annum, with such monthly payments to Mithaq deferred until April 30, 2025. The New Mithaq Term Loan is guaranteed by each of our subsidiaries that guarantee our ABL Credit Facility. For the Second Quarter 2024 and Year-To-Date 2024, we recognized $2.1 million and $2.5 million, respectively, in deferred interest-equivalent expense related to the New Mithaq Term Loan.
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
As of August 3, 2024 unamortized deferred financing costs amounted to $3.2 million related to the Mithaq Term Loans.
Maturities of our principal debt payments as of August 3, 2024 are as follows:

August 3, 2024
(in thousands)
Remainder of 2024	$—
2025	—
2026	—
2027	168,600
Thereafter	—
Total related party debt	$168,600
Mithaq Commitment Letter
On May 2, 2024, we entered into a commitment letter (“the Commitment Letter”) with Mithaq for a $40.0 million Mithaq Credit Facility. Under the Mithaq Credit Facility, we had the ability to request for advances at any time prior to July 1, 2025. On September 10, 2024, we entered into an Amendment No. 1 to the Commitment Letter with Mithaq, that extended the deadline for requesting advances until July 1, 2026.

If any debt is incurred under the Mithaq Credit Facility, it shall require monthly payments equivalent to interest charged at the SOFR plus 5.000% per annum. Such debt shall be unsecured and shall be guaranteed by each of our subsidiaries that guarantee our ABL Credit Facility. Similar to the Mithaq Term Loans, such debt shall also be subject to the Subordination Agreement, contain customary affirmative and negative covenants substantially similar to a subset of the covenants set forth in the Credit Agreement, and contain certain customary events of default. Additionally, such debt shall require no mandatory prepayments and shall mature no earlier than July 1, 2026. As of August 3, 2024, no debt had been incurred under the Mithaq Credit Facility.
Cash Flows and Capital Expenditures
Cash used in operating activities was $194.7 million during Year-To-Date 2024, compared to $32.7 million during Year-To-Date 2023. Cash used in operating activities during Year-To-Date 2024 was primarily the result of higher inventory purchases and a lower accounts payable balance compared to Fiscal 2023.
Cash used in investing activities was $12.5 million during Year-To-Date 2024, compared to $18.3 million during the Year-To-Date 2023, driven by lower capital expenditures.
Cash provided by financing activities was $203.7 million during Year-To-Date 2024, compared to $53.0 million during Year-To-Date 2023. The increase primarily resulted from proceeds from higher net borrowings under our ABL Credit Facility and the Mithaq Term Loans, partially offset by the repayment of the 2021 Term Loan.
Our ability to continue to meet our capital requirements in Fiscal 2024 depends on our cash on hand, our ability to generate cash flows from operations, and available borrowings under our ABL Credit Facility and Mithaq Credit Facility. Cash flows generated from operations depends on our ability to achieve our financial plans. We believe that our cash on hand, cash generated from operations, and funds available to us through our ABL Credit Facility and Mithaq Credit Facility will be sufficient to fund our capital and other cash requirements for at least the next twelve months from the date that our consolidated financial statements for the Second Quarter 2024 were issued.

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
Interest Rates
Until February 4, 2025, our ABL Credit Facility bears interest at a floating rate equal to the prime rate plus 2.000% or SOFR, plus 0.100%, plus 3.000%. As of August 3, 2024, we had $316.7 million in borrowings under our ABL Credit Facility. A 10% change in the prime rate or SOFR would not have had a material impact on our interest expense.
Our 2021 Term Loan bore interest, payable monthly, at (a) the SOFR per annum plus 2.750% for any portion that was a SOFR loan, or (b) the base rate per annum plus 2.000% for any portion that was a base rate loan. As of April 18, 2024, our 2021 Term Loan was fully repaid.
The New Mithaq Term Loan requires monthly payments equivalent to interest charged at the SOFR per annum plus 4.000% per annum, with such monthly payments to Mithaq deferred until April 30, 2025. A 10% change in the prime rate or SOFR would not have had a material impact on our interest expense.
As of August 3, 2024, we had no borrowings under our Mithaq Credit Facility. If any debt is incurred under the Mithaq Credit Facility, it shall require monthly payments equivalent to interest charged at the SOFR plus 5.000% per annum. A 10% change in the prime rate or SOFR would not have had a material impact on our interest expense.
Assets and Liabilities of Foreign Subsidiaries
Assets and liabilities outside the United States are primarily located in Canada and Hong Kong, where our investments in our subsidiaries are considered long-term. As of August 3, 2024, net assets in Canada and Hong Kong amounted to $1.2 million. A 10% increase or decrease in the Canadian and Hong Kong foreign currency exchange rates would increase or decrease the corresponding net investment by $0.1 million. All changes in the net investments in our foreign subsidiaries are recorded in other comprehensive loss.
As of August 3, 2024, we had $4.2 million of our cash and cash equivalents held in foreign subsidiaries, of which $1.5 million was in India, $1.3 million was in China, $0.9 million was in Canada, $0.3 million was in Hong Kong, and $0.2 million was held in other foreign countries.
Foreign Operations
We have exchange rate exposure primarily with respect to certain revenues and expenses denominated in Canadian dollars. As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses. Assuming a 10% change in foreign currency exchange rates, the Second Quarter 2024 net sales would have decreased or increased by approximately $4.5 million, and total costs and expenses would have decreased or increased by approximately $6.7 million. Additionally, we have foreign currency denominated receivables and payables that, when settled, result in transaction gains or losses. A 10% change in foreign currency exchange rates would not result in a significant transaction gain or loss in earnings.
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
Management, including our President and Interim Chief Executive Officer, and our Chief Operating Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of August 3, 2024.
Based on that evaluation, our President and Interim Chief Executive Officer, and our Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level, as of August 3, 2024, to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive, principal accounting, and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended August 3, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS.
Certain legal proceedings in which we are involved are discussed in “Note 8. Commitments and Contingencies” to the accompanying consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended February 3, 2024.

ITEM 1A.RISK FACTORS.
Except for the new risk factor described in our Quarterly Report on Form 10-Q for the quarter ended May 4, 2024, there were no material changes to the risk factors disclosed in Item 1A of Part I in our Annual Report on Form 10-K for the year ended February 3, 2024.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
In November 2021, our Board authorized a $250.0 million share repurchase program (the “Share Repurchase Program”). Under this program, we may repurchase shares on the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, and other market and business conditions. We may suspend or discontinue the program at any time and may thereafter reinstitute purchases, all without prior announcement. Pursuant to the Credit Agreement as amended by the Seventh Amendment as described above, we are not expecting to repurchase any shares in Fiscal 2024, except as described below, pursuant to our practice as a result of our insider trading policy. As of August 3, 2024, there was $156.7 million remaining availability under the Share Repurchase Program.
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
The following table provides a month-by-month summary of our share repurchase activity during the Second Quarter 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs
5/5/24-6/1/24 (1)	22,998	$11.56	21,474	$156,657
6/2/24-7/6/24	—	—	—	156,657
7/7/24-8/3/24	—	—	—	156,657
Total	22,998	$11.56	21,474	$156,657
____________________________________________
(1)Includes 1,524 shares acquired as treasury stock as directed by participants in the deferred compensation plan and 21,474 shares withheld to cover taxes in conjunction with the vesting of stock awards.

ITEM 5.    OTHER INFORMATION.
During the Second Quarter 2024, none of the Company’s directors or officers, as defined in Section 16 of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Exchange Act.

ITEM 6.    EXHIBITS.
The following exhibits are filed with this Quarterly Report on Form 10-Q:

10.3(+)	Separation and Release Agreement dated June 14, 2024, between Maegan Markee and The Children’s Place, Inc.

10.4(+)	Letter Agreement dated August 9, 2024 between Claudia Lima-Guinehut and The Children’s Place, Inc.

10.5(+)
Amendment No. 1 to Commitment Letter for $40 Million Senior Unsecured Credit Facility (Third), dated as of September 10, 2024, among the Company, certain subsidiaries of the Company, and Mithaq Capital SPC.

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

THE CHILDREN’S PLACE, INC.

Date:	September 11, 2024	By:	/S/ Muhammad Umair
Muhammad Umair
President and Interim Chief Executive Officer
(Principal Executive Officer)

Date:	September 11, 2024	By:	/S/ Sheamus Toal
Sheamus Toal
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)