Form 10-Q
period 2024-11-02
Childrens Place, Inc.
filed 2024-12-06
CIK 1041859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, par value $0.10 per share, outstanding at December 2, 2024: 12,776,369.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED NOVEMBER 2, 2024

PART I — FINANCIAL INFORMATION		PAGE

Item 1.	Financial Statements.
	Consolidated Balance Sheets as of November 2, 2024, February 3, 2024 and October 28, 2023	1
	Consolidated Statements of Operations for the thirteen weeks and thirty-nine weeks ended November 2, 2024 and October 28, 2023	2
	Consolidated Statements of Comprehensive Income (loss) for the thirteen weeks and thirty-nine weeks ended November 2, 2024 and October 28, 2023	3
	Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the thirteen weeks and thirty-nine weeks ended November 2, 2024 and October 28, 2023	4
	Consolidated Statements of Cash Flows for the thirty-nine weeks ended November 2, 2024 and October 28, 2023	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	36
Item 4.	Controls and Procedures.	37

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.	38
Item 1A.	Risk Factors.	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	38
Item 5.	Other Information.	38
Item 6.	Exhibits.	39

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 2, 2024	February 3, 2024	October 28, 2023
	(in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$5,749	$13,639	$13,522
Accounts receivable	62,214	33,219	51,712
Inventories	491,619	362,099	462,411
Prepaid expenses and other current assets	43,109	43,169	69,710
Total current assets	602,691	452,126	597,355
Long-term assets:
Property and equipment, net	105,486	124,750	134,639
Right-of-use assets	159,374	175,351	127,863
Tradenames, net	13,000	41,123	70,291
Deferred income taxes	—	—	35,237
Other assets	8,242	6,958	7,996
Total assets	$888,793	$800,308	$973,381

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Revolving loan	$362,375	$226,715	$358,679
Accounts payable	125,912	225,549	182,594
Current portion of operating lease liabilities	65,151	69,235	66,216
Income taxes payable	2,413	5,297	2,167
Accrued expenses and other current liabilities	93,142	89,608	96,086
Total current liabilities	648,993	616,404	705,742
Long-term liabilities:
Long-term debt	—	49,818	49,801
Related party long-term debt	165,664	—	—
Long-term portion of operating lease liabilities	108,390	118,073	76,641
Income taxes payable	—	9,486	9,611
Other tax liabilities	5,061	4,664	3,529
Other long-term liabilities	10,259	10,882	9,986
Total liabilities	938,367	809,327	855,310
Commitments and contingencies (see Note 8)
Stockholders’ (deficit) equity:
Preferred stock, $1.00 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—	—
Common stock, $0.10 par value, 100,000 shares authorized; 12,779, 12,585, and 12,549 issued; 12,776, 12,529, and 12,476 outstanding	1,278	1,259	1,255
Additional paid-in capital	151,359	141,083	140,330
Treasury stock, at cost (3, 56, and 73 shares)	(110)	(2,909)	(3,932)
Deferred compensation	110	2,909	3,932
Accumulated other comprehensive loss	(17,517)	(16,496)	(17,499)
Accumulated deficit	(184,694)	(134,865)	(6,015)
Total stockholders’ (deficit) equity	(49,574)	(9,019)	118,071
Total liabilities and stockholders’ (deficit) equity	$888,793	$800,308	$973,381

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
	(in thousands, except earnings (loss) per common share)
Net sales	$390,173	$480,234	$977,706	$1,147,474
Cost of sales	251,832	318,182	634,830	801,111
Gross profit	138,341	162,052	342,876	346,363
Selling, general, and administrative expenses	99,817	104,770	304,976	329,756
Depreciation and amortization	9,266	11,732	30,406	35,534
Asset impairment charges	—	583	28,000	3,115
Operating income (loss)	29,258	44,967	(20,506)	(22,042)
Related party interest expense	(2,078)	—	(4,554)	—
Other interest expense	(8,014)	(7,956)	(22,515)	(21,549)
Interest income	14	17	39	68
Income (loss) before provision (benefit) for income taxes	19,180	37,028	(47,536)	(43,523)
Provision (benefit) for income taxes	(900)	(1,454)	2,293	(17,818)
Net income (loss)	$20,080	$38,482	$(49,829)	$(25,705)

Earnings (loss) per common share
Basic	$1.57	$3.07	$(3.91)	$(2.06)
Diluted	$1.57	$3.05	$(3.91)	$(2.06)

Weighted average common shares outstanding
Basic	12,779	12,548	12,731	12,481
Diluted	12,800	12,619	12,731	12,481

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
	(in thousands)
Net income (loss)	$20,080	$38,482	$(49,829)	$(25,705)
Other comprehensive loss:
Foreign currency translation adjustment	(282)	(1,535)	(1,021)	(1,252)
Total comprehensive income (loss)	$19,798	$36,947	$(50,850)	$(26,957)

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
(Unaudited)

Thirteen Weeks Ended November 2, 2024
						Accumulated
			Additional			Other			Total
	Common Stock		Paid-In	Deferred	Accumulated	Comprehensive	Treasury Stock		Stockholders’
(in thousands)	Shares	Amount	Capital	Compensation	Deficit	Loss	Shares	Amount	(Deficit)
Balance, August 3, 2024	12,779	$1,278	$151,859	$2,975	$(204,774)	$(17,235)	(61)	$(2,975)	$(68,872)
Vesting of stock awards	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	21	—	—	—	—	—	21
Stock issuance costs	—	—	(521)	—	—	—	—	—	(521)
Other comprehensive loss	—	—	—	—	—	(282)	—	—	(282)
Distribution of common stock from deferred compensation plan	—	—	—	(2,865)	—	—	58	2,865	—
Net income	—	—	—	—	20,080	—	—	—	20,080
Balance, November 2, 2024	12,779	$1,278	$151,359	$110	$(184,694)	$(17,517)	(3)	$(110)	$(49,574)

Thirty-nine Weeks Ended November 2, 2024
						Accumulated
			Additional			Other			Total
	Common Stock		Paid-In	Deferred	Accumulated	Comprehensive	Treasury Stock		Stockholders’
(in thousands)	Shares	Amount	Capital	Compensation	Deficit	Loss	Shares	Amount	(Deficit)
Balance, February 3, 2024	12,585	$1,259	$141,083	$2,909	$(134,865)	$(16,496)	(56)	$(2,909)	$(9,019)
Vesting of stock awards	265	26	(26)	—	—	—	—	—	—
Stock-based compensation expense	—	—	11,382	—	—	—	—	—	11,382
Purchase and retirement of common stock	(71)	(7)	(559)	—	—	—	—	—	(566)
Stock issuance costs	—	—	(521)	—	—	—	—	—	(521)
Other comprehensive loss	—	—	—	—	—	(1,021)	—	—	(1,021)
Distribution of common stock from deferred compensation plan, net of deferrals	—	—	—	(2,799)	—	—	53	2,799	—
Net loss	—	—	—	—	(49,829)	—	—	—	(49,829)
Balance, November 2, 2024	12,779	$1,278	$151,359	$110	$(184,694)	$(17,517)	(3)	$(110)	$(49,574)

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

Thirteen Weeks Ended October 28, 2023
						Accumulated
			Additional		Retained	Other			Total
	Common Stock		Paid-In	Deferred	Earnings	Comprehensive	Treasury Stock		Stockholders’
(in thousands)	Shares	Amount	Capital	Compensation	(Deficit)	Loss	Shares	Amount	Equity
Balance, July 29, 2023	12,544	$1,254	$145,117	$3,884	$(44,477)	$(15,964)	(71)	$(3,884)	$85,930
Vesting of stock awards	7	1	(1)	—	—	—	—	—	—
Stock-based compensation benefit	—	—	(4,746)	—	—	—	—	—	(4,746)
Purchase and retirement of common stock	(2)	—	(40)	—	(20)	—	—	—	(60)
Other comprehensive loss	—	—	—	—	—	(1,535)	—	—	(1,535)
Deferral of common stock into deferred compensation plan	—	—	—	48	—	—	(2)	(48)	—
Net income	—	—	—	—	38,482	—	—	—	38,482
Balance, October 28, 2023	12,549	$1,255	$140,330	$3,932	$(6,015)	$(17,499)	(73)	$(3,932)	$118,071

Thirty-nine Weeks Ended October 28, 2023
						Accumulated
			Additional		Retained	Other			Total
	Common Stock		Paid-In	Deferred	Earnings	Comprehensive	Treasury Stock		Stockholders’
(in thousands)	Shares	Amount	Capital	Compensation	(Deficit)	Loss	Shares	Amount	Equity
Balance, January 28, 2023	12,292	$1,229	$150,956	$3,736	$22,540	$(16,247)	(67)	$(3,736)	$158,478
Vesting of stock awards	462	47	(47)	—	—	—	—	—	—
Stock-based compensation benefit	—	—	(6,424)	—	—	—	—	—	(6,424)
Purchase and retirement of common stock	(205)	(21)	(4,155)	—	(2,850)	—	—	—	(7,026)
Other comprehensive loss	—	—	—	—	—	(1,252)	—	—	(1,252)
Deferral of common stock into deferred compensation plan	—	—	—	196	—	—	(6)	(196)	—
Net loss	—	—	—	—	(25,705)	—	—	—	(25,705)
Balance, October 28, 2023	12,549	$1,255	$140,330	$3,932	$(6,015)	$(17,499)	(73)	$(3,932)	$118,071

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirty-nine Weeks Ended
	November 2, 2024	October 28, 2023
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(49,829)	$(25,705)
Reconciliation of net loss to net cash used in operating activities:
Non-cash portion of operating lease expense	58,738	58,894
Depreciation and amortization	30,406	35,534
Non-cash stock-based compensation expense (benefit), net	11,382	(6,424)
Asset impairment charges	28,000	3,115
Deferred income tax provision	—	1,266
Other non-cash charges, net	1,922	528
Changes in operating assets and liabilities:
Inventories	(130,436)	(16,239)
Accounts receivable and other assets	(29,856)	1,544
Prepaid expenses and other current assets	(14,086)	(4,947)
Income taxes payable, net of prepayments	2,841	(25,293)
Accounts payable and other current liabilities	(90,857)	3,027
Lease liabilities	(56,513)	(64,673)
Other long-term liabilities	(628)	(3,259)
Net cash used in operating activities	(238,916)	(42,632)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(15,924)	(24,369)
Change in deferred compensation plan	—	(173)
Net cash used in investing activities	(15,924)	(24,542)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	1,032,881	464,320
Repayments under revolving credit facility	(897,221)	(392,629)
Purchase and retirement of common stock, including shares surrendered for tax withholdings and transaction costs	(566)	(7,026)
Proceeds from issuance of related party term loans	168,600	—
Repayment of term loan	(50,000)	—
Payment of debt issuance costs	(5,133)	(623)
Payment of stock issuance costs	(521)	—
Net cash provided by financing activities	248,040	64,042
Effect of exchange rate changes on cash and cash equivalents	(1,090)	(35)
Net decrease in cash and cash equivalents	(7,890)	(3,167)
Cash and cash equivalents, beginning of period	13,639	16,689
Cash and cash equivalents, end of period	$5,749	$13,522

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Net cash (received) paid for income taxes	$(688)	$6,008
Cash paid for interest	20,428	20,389
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Purchases of property and equipment not yet paid	2,176	6,196
 See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.BASIS OF PRESENTATION
Description of Business
The Children’s Place, Inc. and its subsidiaries (collectively, the “Company”) operate an omni-channel children’s specialty portfolio of brands. Its global retail and wholesale network includes two digital storefronts, more than 500 stores in North America, wholesale marketplaces and distribution in 15 countries through six international franchise partners. The Company designs, contracts to manufacture, and sells fashionable, high-quality apparel, accessories and footwear predominantly at value prices, primarily under the Company’s proprietary brands: “The Children’s Place”, “Gymboree”, “Sugar & Jade”, and “PJ Place”.
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
Terms that are commonly used in the notes to the Company’s consolidated financial statements are defined as follows:
•Third Quarter 2024 — The thirteen weeks ended November 2, 2024
•Third Quarter 2023 — The thirteen weeks ended October 28, 2023
•Second Quarter 2024 — The thirteen weeks ended August 3, 2024
•First Quarter 2024 — The thirteen weeks ended May 4, 2024
•Year-To-Date 2024 — The thirty-nine weeks ended November 2, 2024
•Year-To-Date 2023 — The thirty-nine weeks ended October 28, 2023
•Fiscal 2024 — The fifty-two weeks ending February 1, 2025
•Fiscal 2023 — The fifty-three weeks ended February 3, 2024
•Fiscal 2022 — The fifty-two weeks ended January 28, 2023
•SEC — U.S. Securities and Exchange Commission
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
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated. As of November 2, 2024, February 3, 2024 and October 28, 2023, the Company did not have any investments in unconsolidated affiliates. FASB ASC 810—Consolidation is considered when determining whether an entity is subject to consolidation.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary for a fair statement of the consolidated financial position of the Company as of November 2, 2024 and October 28, 2023, the results of its consolidated operations, consolidated comprehensive income (loss), and consolidated changes in stockholders’ (deficit) equity for the thirteen weeks and thirty-nine weeks ended November 2, 2024 and October 28, 2023, and consolidated cash flows for the thirty-nine weeks ended November 2, 2024 and October 28, 2023. The consolidated balance sheet as of February 3, 2024 was derived from audited financial statements. Due to the seasonal nature of the Company’s business, the results of operations for the thirteen weeks and thirty-nine weeks ended November 2, 2024 and October 28, 2023 are not necessarily indicative of operating results for a full fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2024.
Liquidity
The Company incurred net losses during Year-To-Date 2024, and in Fiscal 2023 and Fiscal 2022. As of November 2, 2024, the Company had an Accumulated deficit of $184.7 million and a working capital deficit of $46.3 million, which included borrowings of $362.4 million under its asset-based revolving credit facility (the “ABL Credit Facility”), which will mature in November 2026, pursuant to its credit agreement, dated as of May 9, 2019, (as amended from time to time, the “Credit Agreement”), by and among the Company, certain of its subsidiaries and the lenders party thereto. As of November 2, 2024, the Company had availability under its ABL Credit Facility of $48.3 million. The Company also has access to a senior unsecured credit facility of up to $40.0 million (the “Mithaq Credit Facility”), pursuant to a commitment letter, dated as of May 2, 2024, entered into between the Company and its majority shareholder, Mithaq Capital SPC, a Cayman segregated portfolio company (“Mithaq”), as amended on September 10, 2024. The Mithaq Credit Facility will be available to draw on at any time prior to July 1, 2026 to augment the Company’s liquidity position, if needed. The Company plans to address its ongoing liquidity needs with additional financing as necessary, including but not limited to the rights offering that the Company is currently contemplating, and for which a preliminary prospectus has been filed with the SEC on Form S-1 on October 15, 2024. The Company has determined that its existing cash on hand, expected cash generated from operations, and availability under its ABL Credit Facility and the Mithaq Credit Facility, will be sufficient to fund its capital and other cash requirements for at least the next twelve months from the date that the Company’s consolidated financial statements for the Third Quarter 2024 were issued. For more information about the ABL Credit Facility and the Mithaq Credit Facility, see “Note 7. Debt” of the consolidated financial statements.
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
Recent Accounting Standards Updates
In November 2023, the FASB issued Accounting Standards Update No. 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” (“ASU 2023-07”). The amendments in ASU 2023-07 are designed to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses during interim and annuals periods. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company expects the adoption of ASU 2023-07 to expand its disclosures, but does not expect it to have a material impact on its consolidated financial statements.

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
The following table presents the Company’s revenues disaggregated by geography:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
	(in thousands)
Net sales:
South	$127,050	$168,623	$355,945	$416,249
Northeast	78,891	96,052	183,571	220,519
West	42,310	55,567	115,063	144,920
Midwest	42,510	58,331	103,001	131,235
International and other (1)	99,412	101,661	220,126	234,551
Total net sales	$390,173	$480,234	$977,706	$1,147,474
____________________________________________
(1)Includes retail and e-commerce sales in Canada and Puerto Rico, wholesale and franchisee sales, and certain amounts earned under the Company’s private label credit card program.
The Company recognizes revenue, including shipping and handling fees billed to customers, upon purchase at the Company’s retail stores or when received by the customer if the product was purchased via e-commerce, net of coupon redemptions and anticipated sales returns. The Company deferred sales of $9.3 million, $3.1 million, and $7.6 million within Accrued expenses and other current liabilities as of November 2, 2024, February 3, 2024, and October 28, 2023, respectively, based upon estimated time of delivery, at which point control passes to the customer. Sales tax collected from customers is excluded from revenue.
For its wholesale business, the Company recognizes revenue, including shipping and handling fees billed to customers, when title of the goods passes to the customer, net of commissions, discounts, operational chargebacks, and cooperative advertising. The allowance for wholesale revenue included within Accounts receivable was $14.1 million, $9.0 million, and $8.6 million as of November 2, 2024, February 3, 2024, and October 28, 2023, respectively.
For the sale of goods to retail customers with a right of return, the Company recognizes revenue for the consideration it expects to be entitled to and calculates an allowance for estimated sales returns based upon the Company’s sales return experience. Adjustments to the allowance for estimated sales returns in subsequent periods have not been material based on historical data, thereby reducing the uncertainty inherent in such estimates. The allowance for estimated sales returns, which is recorded in Accrued expenses and other current liabilities, was $1.9 million, $1.7 million, and $2.5 million as of November 2, 2024, February 3, 2024, and October 28, 2023, respectively.

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
The Company has a points-based customer loyalty program in which customers earn points based on purchases and other promotional activities. These points can be redeemed for coupons to discount future purchases. A contract liability is estimated based on the standalone selling price of benefits earned by customers through the program and the related redemption experience under the program. The value of each point earned is recorded as deferred revenue and is included within Accrued expenses and other current liabilities. The total contract liabilities related to this program were $3.8 million, $1.7 million, and $2.0 million as of November 2, 2024, February 3, 2024, and October 28, 2023, respectively.
The Company’s policy with respect to gift cards is to record revenue as and when the gift cards are redeemed for merchandise. The Company recognizes gift card breakage income in proportion to the pattern of rights exercised by the customer when the Company expects to be entitled to breakage and the Company determines that it does not have a legal obligation to remit the value of the unredeemed gift card to the relevant jurisdiction as unclaimed or abandoned property. Gift card breakage is recorded within Net sales. Prior to their redemption, gift cards are recorded as a liability within Accrued expenses and other current liabilities. The liability is estimated based on expected breakage that considers historical patterns of redemption. The gift card liability balance as of November 2, 2024, February 3, 2024, and October 28, 2023 was $4.5 million, $6.8 million, and $6.3 million, respectively. During Year-To-Date 2024, the Company recognized Net sales of $4.7 million related to the gift card liability balance that existed at February 3, 2024.
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

3. RESTRUCTURING
As a result of the strategic actions associated with the voluntary early termination and subsequent renewal of the Company’s corporate office lease, the move of its distribution center operations from Toronto, Canada (“TODC”) to Alabama in the United States, and workforce reductions, the Company incurred $2.5 million in restructuring costs during Year-To-Date 2024, and $1.2 million and $11.8 million in restructuring costs during the Third Quarter 2023 and Year-To-Date 2023, respectively, on a pretax basis, summarized in the following table:

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
	(in thousands)
Employee-related costs	$—	$674	$—	$6,107
Lease termination costs (1)	—	454	701	5,401
TODC costs (2)	—	—	1,848	—
Professional fees	—	82	—	268
Total restructuring costs (3)	$—	$1,210	$2,549	$11,776
_______________________________________
(1)Includes non-cash charges related to accelerated depreciation on certain assets in the corporate office over the reduced term, amounting to $0.7 million during Year-To-Date 2024.
(2)Includes non-cash charges related to accelerated depreciation on TODC assets, amounting to $1.1 million during Year-To-Date 2024.
(3)Restructuring costs are recorded within Selling, general, and administrative expenses, except accelerated depreciation charges noted above, which are recorded within Depreciation and amortization. TODC costs are recorded within The Children’s Place International segment. The remaining restructuring costs are primarily recorded within The Children’s Place U.S. segment.
The following table summarizes the restructuring costs that have been settled with cash payments. There is no remaining liability as of November 2, 2024.

	Employee-Related Costs	TODC Costs	Total
	(in thousands)
Balance at February 3, 2024	$1,666	$—	$1,666
Provision	—	751	751
Cash Payments	(1,114)	(247)	(1,361)
Balance at May 4, 2024	552	504	1,056
Cash Payments	(304)	(185)	(489)
Balance at August 3, 2024	248	319	567
Provision	(248)	(319)	(567)
Balance at November 2, 2024	$—	$—	$—

	Employee-Related Costs	Lease Termination Costs	Professional Fees	Total
	(in thousands)
Balance at April 29, 2023	$—	$—	$—	$—
Provision	5,433	4,040	186	9,659
Cash Payments	(2,602)	(4,040)	—	(6,642)
Balance at July 29, 2023	2,831	—	186	3,017
Provision	674	—	82	756
Cash Payments	(2,652)	—	(268)	(2,920)
Balance at October 28, 2023	853	—	—	853
Provision	1,275	—	—	1,275
Cash Payments	(462)	—	—	(462)
Balance at February 3, 2024	$1,666	$—	$—	$1,666

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
The Company recorded an impairment charge on the Gymboree tradename of $29.0 million in Fiscal 2023, which reduced the carrying value to its fair value of $41.0 million. The Company recorded a further impairment charge on the Gymboree tradename of $28.0 million in the Second Quarter 2024, which reduced the carrying value to its fair value of $13.0 million. The Company did not record an impairment charge in the Third Quarter 2024.
The Company’s intangible assets were as follows:

		November 2, 2024
	Useful Life	Gross Amount	Accumulated Amortization	Net Amount
		(in thousands)
Gymboree tradename	Indefinite	$13,000	$—	$13,000
Total intangible assets		$13,000	$—	$13,000

		February 3, 2024
	Useful Life	Gross Amount	Accumulated Amortization	Net Amount
		(in thousands)
Gymboree tradename	Indefinite	$41,000	$—	$41,000
Crazy 8 tradename	5 years	4,000	(3,877)	123
Total intangible assets		$45,000	$(3,877)	$41,123

		October 28, 2023
	Useful Life	Gross Amount	Accumulated Amortization	Net Amount
		(in thousands)
Gymboree tradename	Indefinite	$69,953	$—	$69,953
Crazy 8 tradename	5 years	4,000	(3,662)	338
Total intangible assets		$73,953	$(3,662)	$70,291

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
5. PROPERTY AND EQUIPMENT, NET
Property and equipment consisted of the following:

	November 2, 2024	February 3, 2024	October 28, 2023
	(in thousands)
Property and equipment:
Land and land improvements	$3,403	$3,403	$3,403
Building and improvements	36,418	36,187	36,187
Material handling equipment	89,427	90,637	90,362
Leasehold improvements	164,335	162,898	177,203
Store fixtures and equipment	168,414	173,667	199,596
Capitalized software	336,320	333,953	350,318
Construction in progress	3,956	3,386	8,378
	802,273	804,131	865,447
Less: accumulated depreciation and amortization	(696,787)	(679,381)	(730,808)
Property and equipment, net	$105,486	$124,750	$134,639
At November 2, 2024 and October 28, 2023, the Company reviewed its store related long-lived assets for indicators of impairment, and performed a recoverability test if indicators were identified. Based on the results of the analyses performed, the Company did not record asset impairment charges in the Third Quarter 2024 and Year-To-Date 2024. The Company recorded asset impairment charges in the Third Quarter 2023 and Year-To-Date 2023 of $0.6 million and $3.1 million, respectively, inclusive of right of use (“ROU”) assets.

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
The following components of operating lease expense were recognized in the Company’s Consolidated Statements of Operations:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
	(in thousands)
Fixed operating lease cost	$22,684	$21,457	$68,326	$63,844
Variable operating lease cost (1)	5,281	11,030	19,224	40,115
Total operating lease cost	$27,965	$32,487	$87,550	$103,959
____________________________________________
(1)Includes short term leases with lease periods of less than 12 months.
As of November 2, 2024, the weighted-average remaining operating lease term was 4.4 years, and the weighted-average discount rate for operating leases was 8.0%. Cash paid for amounts included in the measurement of operating lease liabilities during Year-To-Date 2024 was $59.8 million. ROU assets obtained in exchange for new operating lease liabilities were $51.1 million during Year-To-Date 2024.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of November 2, 2024, the maturities of operating lease liabilities were as follows:

November 2, 2024
(in thousands)
Remainder of 2024	$22,526
2025	70,981
2026	41,657
2027	19,495
2028	14,795
Thereafter	41,743
Total operating lease payments	211,197
Less: imputed interest	(37,656)
Present value of operating lease liabilities	$173,541

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

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
For the Third Quarter 2024 and Year-To-Date 2024, the Company recognized $7.1 million and $19.1 million, respectively, in interest expense related to the ABL Credit Facility. For the Third Quarter 2023 and Year-To-Date 2023, the Company recognized $7.2 million and $18.0 million, respectively, in interest expense related to the ABL Credit Facility.
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
The tables below present the components of the Company’s ABL Credit Facility:

	November 2, 2024	February 3, 2024	October 28, 2023
	(in millions)
Total borrowing base availability (1)	$422.9	$258.4	$394.7
Credit facility availability (1)	433.0	400.5	400.5
Maximum borrowing availability (2)	422.9	258.4	394.7

Outstanding borrowings	362.4	226.7	358.7
Letters of credit outstanding—standby	12.2	7.4	7.4
Utilization of credit facility at end of period	374.6	234.1	366.1

Availability (3)	$48.3	$24.3	$28.6

Interest rate at end of period	8.1%	8.1%	8.0%
____________________________________________
(1)In Fiscal 2023, the total borrowing base availability and credit facility availability were both calculated net of the excess availability threshold, as prior to the Seventh Amendment, crossing that threshold would have resulted in cash dominion, which would have triggered a fixed charge coverage ratio covenant test and would likely have led to a default under the Credit Agreement. As of the Seventh Amendment, the fixed charge coverage ratio covenant has been removed from the Credit Agreement, and entering into cash dominion by crossing the excess availability threshold no longer poses the same risk of default under the Credit Agreement.
(2)The lower of the credit facility availability and the total borrowing base availability.
(3)The sub-limit availability for letters of credit was $12.8 million at November 2, 2024, and $42.6 million at February 3, 2024 and October 28, 2023.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Year-To-Date 2024	Fiscal 2023	Year-To-Date 2023
	(in millions)
Average end of day loan balance during the period	$280.9	$315.5	$327.6
Highest end of day loan balance during the period	$366.9	$379.4	$379.4

Average interest rate	9.0%	7.5%	7.0%
The 2021 Term Loan bore interest, payable monthly, at (a) the SOFR per annum plus 2.750% for any portion that was a SOFR loan, or (b) the base rate per annum plus 2.000% for any portion that was a base rate loan. The 2021 Term Loan was pre-payable at any time without penalty, and did not require amortization. The Company recognized $1.1 million in interest expense related to the 2021 Term Loan during Year-To-Date 2024. For the Third Quarter 2023 and Year-To-Date 2023, the Company recognized $0.4 million and $2.4 million, respectively, in interest expense related to the 2021 Term Loan.
As of April 18, 2024, the 2021 Term Loan was fully repaid.
As of November 2, 2024, unamortized deferred financing costs amounted to $4.3 million related to the Company’s ABL Credit Facility.
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
The New Mithaq Term Loan matures on April 16, 2027, and requires monthly payments equivalent to interest charged at the SOFR plus 4.000% per annum, with such monthly payments to Mithaq deferred until April 30, 2025. The New Mithaq Term Loan is guaranteed by each of the Company’s subsidiaries that guarantee the Company’s ABL Credit Facility. For the Third Quarter 2024 and Year-To-Date 2024, the Company recognized $2.1 million and $4.6 million, respectively, in deferred interest-equivalent expense related to the New Mithaq Term Loan.
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
As of November 2, 2024 unamortized deferred financing costs amounted to $2.9 million related to the Mithaq Term Loans.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Maturities of the Company’s principal debt payments on the Mithaq Term Loans as of November 2, 2024 are as follows:

November 2, 2024
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
If any debt is incurred under the Mithaq Credit Facility, it shall require monthly payments equivalent to interest charged at the SOFR plus 5.000% per annum. Such debt shall be unsecured and shall be guaranteed by each of the Company’s subsidiaries that guarantee the Company’s ABL Credit Facility. Similar to the Mithaq Term Loans, such debt shall also be subject to the Subordination Agreement, contain customary affirmative and negative covenants substantially similar to a subset of the covenants set forth in the Credit Agreement, and contain certain customary events of default. Additionally, such debt shall require no mandatory prepayments and shall mature no earlier than July 1, 2026. As of November 2, 2024, no debt had been incurred under the Mithaq Credit Facility.

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
Similar to the Rael case above, the Company is also a defendant in Gabriela Gonzalez v. The Children’s Place, Inc., a purported class action, pending in the U.S. District Court, Central District of California. The plaintiff alleged that the Company had falsely advertised discounts that do not exist, in violation of California’s Unfair Competition Laws, False Advertising Law and the California Consumer Legal Remedies Act. The Company filed a motion to compel arbitration, which the plaintiff did not oppose, and the court granted the motion on August 17, 2022—staying the case pending the outcome of the arbitration. The demand for arbitration was filed on October 4, 2022, in connection with the individual claim of the plaintiff. A mass arbitration firm associated with plaintiff’s counsel then conducted an advertising campaign for claimants to conduct a mass arbitration. In part, to avoid the mass arbitration, the parties stipulated to return the original plaintiff’s claim to court to proceed as a class action. Accordingly, the arbitration would not be proceeding and the Company’s response to the original plaintiff’s complaint in court was filed on July 20, 2023. On August 16, 2023, however, the Company began to receive notices regarding an initial tranche of approximately 1,300 individual demands that were filed with Judicial Arbitration and Mediation Services, Inc. (“JAMS”) as part of a related mass arbitration claim. The parties participated in mediation proceedings on November 15, 2023 and February 9, 2024. The parties agreed to further discuss settlement options in May 2024, which occurred without resolution. In late May, due to the judge’s retirement, the Gonzalez action was transferred and reassigned to a different judge. Deadlines were therefore reset, including the Company’s motion to dismiss. On June 10, 2024, JAMS advised that it would be pausing its administration of the claims until the parties resolve their dispute over which set of arbitration terms apply to the case. The Company’s motion to dismiss was denied in November 2024.
As of February 2024, the Company was also a defendant in Randeep Singh Khalsa v. The Children’s Place, Inc. et al., a purported class action, pending in the United States District Court of New Jersey. The complaint purported to assert claims under the federal securities laws, alleging that between March 16, 2023, and February 8, 2024, the Company made materially false and/or misleading statements, and failed to disclose material adverse facts to its investors, which the complaint alleged led to a drop in the price of the Company’s common stock. As of November 20, 2024, this case has been dismissed in its entirety, with prejudice.
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

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
9. STOCKHOLDERS’ (DEFICIT) EQUITY
Share Repurchase Program
In November 2021, the Company’s Board of Directors authorized a $250.0 million share repurchase program (the “Share Repurchase Program”). Under this program, the Company may repurchase shares on the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, and other market and business conditions. The Company may suspend or discontinue the program at any time and may thereafter reinstitute purchases, all without prior announcement. Currently, given the terms of the Company’s Credit Agreement as amended by its Seventh Amendment described above, the Company is not expecting to repurchase any shares in Fiscal 2024, except as described below, pursuant to our practice as a result of our insider trading policy. As of November 2, 2024, there was $156.7 million remaining availability under the Share Repurchase Program.
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
The following table summarizes the Company’s share repurchases:

	Thirty-nine Weeks Ended
	November 2, 2024		October 28, 2023
	Shares	Amount	Shares	Amount
	(in thousands)
Share repurchases related to:
Share repurchase program	65	$566	205	$7,026
Shares acquired and held in treasury	5	$66	6	$196
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
The following table summarizes the Company’s stock-based compensation expense (benefit):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
	(in thousands)
Deferred Awards	$282	$1,193	$2,110	$5,383
Performance Awards	(261)	(5,939)	9,272	(11,807)
Total stock-based compensation expense (benefit) (1)	$21	$(4,746)	$11,382	$(6,424)
___________________________________________
(1)Stock-based compensation expense (benefit) recorded within Cost of sales amounted to a benefit of $(0.3) million and an expense of $0.1 million in the Third Quarter 2024 and Third Quarter 2023, respectively, and an expense of $0.9 million in Year-To-Date 2024. All other stock-based compensation expense (benefit) is included in Selling, general, and administrative expenses.
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

11. EARNINGS (LOSS) PER COMMON SHARE
The following table reconciles net income (loss) and common share amounts utilized to calculate basic and diluted earnings (loss) per common share:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
	(in thousands)
Net income (loss)	$20,080	$38,482	$(49,829)	$(25,705)

Basic weighted average common shares outstanding	12,779	12,548	12,731	12,481
Dilutive effect of stock awards	21	71	—	—
Diluted weighted average common shares outstanding	12,800	12,619	12,731	12,481

Anti-dilutive shares excluded from diluted earnings (loss) per common share calculation	—	—	44	124

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
The fair value of the Company’s Initial Mithaq Term Loan with a carrying value (gross of debt issuance costs) of $78.6 million at November 2, 2024, was approximately $57.6 million. The fair value of the Company’s New Mithaq Term Loan with a carrying value (gross of debt issuance costs) of $90.0 million at November 2, 2024, was approximately $79.8 million. The fair value of debt was estimated using a market approach, which considers the Company’s credit risk and market related conditions, and is therefore within Level 2 of the fair value hierarchy.
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
The Company performed periodic quantitative impairment assessments of its long-lived assets and did not record an impairment charge in the Third Quarter 2024 and Year-To-Date 2024. The Company recorded asset impairment charges in the Third Quarter 2023 and Year-To-Date 2023 of $0.6 million and $3.1 million, respectively, inclusive of ROU assets.
Impairment of Indefinite-Lived Intangible Assets
The Company estimates the fair value of its indefinite-lived Gymboree tradename based on an income approach using the relief-from-royalty method. Estimating fair value using this method requires management to estimate future revenues, royalty rates, discount rates, long-term growth rates, and other factors in order to project future cash flows.
The Company performs an annual impairment assessment of the Gymboree tradename at the end of December or whenever circumstances indicate that a decline in value may have occurred, in accordance with FASB ASC 350—Intangibles – Goodwill and Other. Based on this assessment, the Company recorded an impairment charge of $29.0 million in Fiscal 2023, and a further impairment charge of $28.0 million in the Second Quarter 2024, which reduced the carrying value to its fair value of $13.0 million. There were no impairment charges recorded in the Third Quarter 2024.
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
The Company’s provision (benefit) for income taxes in the Third Quarter 2024 has been calculated by applying an estimate of the annual effective tax rate for Fiscal 2024 to pre-tax income (loss), excluding unusual or infrequently occurring discrete items in the reporting period. This is the method that has historically been followed in interim reporting periods with the exception of the Third Quarter 2023, where the Company computed its provision (benefit) for income taxes based on the actual effective tax rate for Year-To-Date 2023 by applying the discrete method as allowed by Accounting Standards Codification (“ASC”) 740-270-30-18, “Income Taxes-Interim Reporting-Initial Measurement”. The Company’s effective income tax rate for the Third Quarter 2024 was a benefit of (4.7)%, or $(0.9) million, compared to (3.9)%, or $(1.5) million, during the Third Quarter 2023. The change in the effective income tax rate and income tax provision (benefit) for the Third Quarter 2024 compared to the Third Quarter 2023 was primarily driven by the establishment of a valuation allowance against the Company’s net deferred tax assets in Fiscal 2023, partially offset by a favorable shift in the jurisdictional earnings mix in Fiscal 2024. Furthermore, the Company’s provision (benefit) for income taxes in the Third Quarter 2024 has been calculated by applying an estimate of the annual effective tax rate. In the Third Quarter 2023, the Company computed its provision (benefit) for income taxes based on the actual effective tax rate for Year-To-Date 2023 by applying the discrete method.
The Company’s effective income tax rate for Year-To-Date 2024 was a provision of (4.8)%, or $2.3 million, compared to a benefit of 40.9%, or $(17.8) million, for Year-To-Date 2023. The change in the effective income tax rate and income tax provision (benefit) for Year-To-Date 2024 compared to Year-To-Date 2023 was primarily driven by the establishment of a valuation allowance against the Company’s net deferred tax assets in Fiscal 2023.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act allows net operating losses (“NOLs”) incurred in taxable years 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to offset 100% of taxable income and to generate a refund of previously paid income taxes. Pursuant to the CARES Act, the Company carried back the taxable year 2020 tax loss of $150.0 million to prior years. As of November 2, 2024, the remaining income tax receivable of $19.1 million is included within Prepaid expenses and other current assets on the Consolidated Balance Sheets.
The Company accrues interest and penalties related to unrecognized tax benefits as part of its provision (benefit) for income taxes. The total amount of unrecognized tax benefits was $6.9 million, $7.0 million, and $4.8 million as of November 2, 2024, February 3, 2024, and October 28, 2023, respectively, and is included within long-term liabilities. Additional interest expense recognized in the Third Quarter 2024 and Third Quarter 2023 related to unrecognized tax benefits was not significant.
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

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
14. SEGMENT INFORMATION
In accordance with FASB ASC 280—Segment Reporting, the Company reports segment data based on geography: The Children’s Place U.S. and The Children’s Place International. Each segment includes an e-commerce business located at www.childrensplace.com and www.gymboree.com. Included in The Children’s Place U.S. segment are the Company’s U.S. and Puerto Rico-based stores and revenue from the Company’s U.S.-based wholesale business. Included in The Children’s Place International segment are the Company’s Canadian-based stores, revenue from the Company’s Canadian-based wholesale business, and revenue from international franchisees. The Company measures its segment profitability based on operating income, defined as income before interest and taxes. Net sales and direct costs are recorded by each segment. Certain inventory procurement functions, such as production and design, as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services, are managed by The Children’s Place U.S. segment. Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales. The assets related to these functions are not allocated. The Company periodically reviews these allocations and adjusts them based upon changes in business circumstances. Net sales to external customers are derived from merchandise sales, and the Company has one U.S. wholesale customer that individually accounted for more than 10% of its net sales, amounting to $57.3 million and $118.3 million for the Third Quarter 2024 and Year-To-Date 2024, respectively, and accounts for a majority of the Company’s accounts receivable, amounting to $45.1 million as of November 2, 2024. As of November 2, 2024, The Children’s Place U.S. had 449 stores and The Children’s Place International had 61 stores. As of October 28, 2023, The Children’s Place U.S. had 520 stores and The Children’s Place International had 71 stores.
The following table provides segment level financial information:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
	(in thousands)
Net sales:
The Children’s Place U.S.	$356,163	$441,865	$894,744	$1,048,568
The Children’s Place International (1)	34,010	38,369	82,962	98,906
Total net sales	$390,173	$480,234	$977,706	$1,147,474
Operating income (loss):
The Children’s Place U.S.	$28,120	$38,551	$(15,531)	$(26,216)
The Children’s Place International (1)	1,138	6,416	(4,975)	4,174
Total operating income (loss)	$29,258	$44,967	$(20,506)	$(22,042)
Operating income (loss) as a percentage of net sales:
The Children’s Place U.S.	7.9%	8.7%	(1.7%)	(2.5)%
The Children’s Place International (1)	3.3%	16.7%	(6.0%)	4.2%
Total operating income (loss) as a percentage of net sales	7.5%	9.4%	(2.1%)	(1.9)%
Depreciation and amortization:
The Children’s Place U.S.	$8,613	$10,868	$27,102	$32,852
The Children’s Place International	653	864	3,304	2,682
Total depreciation and amortization	$9,266	$11,732	$30,406	$35,534
Capital expenditures:
The Children’s Place U.S.	$2,949	$6,217	$15,347	$24,359
The Children’s Place International	497	—	577	10
Total capital expenditures	$3,446	$6,217	$15,924	$24,369
____________________________________________
(1)The Company’s foreign subsidiaries, primarily in Canada, have operating results based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This Quarterly Report on Form 10-Q contains or may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including but not limited to statements relating to the Company’s strategic initiatives and results of operations, including adjusted net income (loss) per diluted share. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “plan,” “project,” “expect,” “anticipate,” “estimate,” and similar words, although some forward-looking statements are expressed differently. These forward-looking statements are based upon the Company’s current expectations and assumptions and are subject to various risks and uncertainties that could cause actual results and performance to differ materially. Some of these risks and uncertainties are described in the Company’s filings with the Securities and Exchange Commission, including in the "Risk Factors" section of its annual report on Form 10-K for the fiscal year ended February 3, 2024. Included among the risks and uncertainties that could cause actual results and performance to differ materially are the risk that the Company will be unable to achieve operating results at levels sufficient to fund and/or finance the Company’s current level of operations and repayment of indebtedness, the risk that the Company will be unsuccessful in gauging fashion trends and changing consumer preferences, the risks resulting from the highly competitive nature of the Company’s business and its dependence on consumer spending patterns, which may be affected by changes in economic conditions (including inflation), the risk that changes in the Company’s plans and strategies with respect to pricing, capital allocation, capital structure, investor communications and/or operations may have a negative effect on the Company’s business, the risk that the Company’s strategic initiatives to increase sales and margin, improve operational efficiencies, enhance operating controls, decentralize operational authority and reshape the Company’s culture are delayed or do not result in anticipated improvements, the risk of delays, interruptions, disruptions and higher costs in the Company’s global supply chain, including resulting from disease outbreaks, foreign sources of supply in less developed countries, more politically unstable countries, or countries where vendors fail to comply with industry standards or ethical business practices, including the use of forced, indentured or child labor, the risk that the cost of raw materials or energy prices will increase beyond current expectations or that the Company is unable to offset cost increases through value engineering or price increases, various types of litigation, including class action litigation brought under securities, consumer protection, employment, and privacy and information security laws and regulations, the imposition of regulations affecting the importation of foreign-produced merchandise, including duties and tariffs, risks related to the existence of a controlling shareholder, and the uncertainty of weather patterns. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
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
Terms that are commonly used in our Management’s Discussion and Analysis of Financial Condition and Results of Operations are defined as follows:
•Third Quarter 2024 — The thirteen weeks ended November 2, 2024
•Third Quarter 2023 — The thirteen weeks ended October 28, 2023
•Second Quarter 2024 — The thirteen weeks ended August 3, 2024
•Year-To-Date 2024 — The thirty-nine weeks ended November 2, 2024
•Year-To-Date 2023 — The thirty-nine weeks ended October 28, 2023
•Fiscal 2024 — The fifty-two weeks ending February 1, 2025
•Fiscal 2023 — The fifty-three weeks ended February 3, 2024
•SEC — U.S. Securities and Exchange Commission
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

OVERVIEW
Our Business
We are an omni-channel children’s specialty portfolio of brands. We design, contract to manufacture, and sell fashionable, high quality apparel, accessories and footwear predominantly at value prices, primarily under our proprietary brands: “The Children’s Place”, “Gymboree”, “Sugar & Jade”, and “PJ Place”. Our global retail and wholesale network includes two digital storefronts, more than 500 stores in North America, wholesale marketplaces, 199 international points of distribution in 15 countries through six international franchise partners, and social media channels on Instagram, Facebook, X, formerly known as Twitter, YouTube and Pinterest.
Segment Reporting
In accordance with FASB ASC 280—Segment Reporting, we report segment data based on geography: The Children’s Place U.S. and The Children’s Place International. Each segment includes an e-commerce business located at www.childrensplace.com and www.gymboree.com. Included in The Children’s Place U.S. segment are our U.S. and Puerto Rico-based stores and revenue from our U.S.-based wholesale business. Included in The Children’s Place International segment are our Canadian-based stores, revenue from our Canadian-based wholesale business, as well as revenue from international franchisees. We measure our segment profitability based on operating income, defined as income before interest and taxes. Net sales and direct costs are recorded by each segment. Certain inventory procurement functions such as production and design, as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services, are managed by The Children’s Place U.S. segment. Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales. The assets related to these functions are not allocated. We periodically review these allocations and adjust them based upon changes in business circumstances. Net sales to external customers are derived from merchandise sales, and we have one U.S. wholesale customer that individually accounted for more than 10% of our net sales for the Third Quarter 2024 and Year-To-Date 2024.
Recent Developments
Macroeconomic conditions, including inflationary pressures, higher interest rates, and other domestic and geo-political factors, continue to adversely affect our core customer, resulting in a decrease in discretionary apparel purchases during the Third Quarter 2024. These macroeconomic conditions are expected to continue to have an adverse impact during the remainder of Fiscal 2024.
On August 23, 2024, we appointed Claudia Lima-Guinehut as Brand President, effective as of September 9, 2024. Ms. Lima-Guinehut succeeded Maegan Markee, who departed pursuant to a mutual agreement with the Company effective as of June 14, 2024.
On September 18, 2024, we entered into a lease agreement for office space in Lahore, Pakistan, with the lease term commencing on December 1, 2024 and expiring on November 30, 2034. We expect to utilize this office space primarily for back-office support, sourcing services and other business and corporate matters as needed.
On October 3, 2024, we announced Sheamus Toal will be leaving his positions as Chief Operating Officer and Chief Financial Officer, effective December 13, 2024.
On October 30, 2024, we announced our partnership with global fashion and lifestyle online retailer, SHEIN. This collaboration brings our apparel to SHEIN’s platform, opening up opportunities for us to reach customers that would not typically be found in our customer file. This partnership marks a significant step forward, combining our heritage and value with SHEIN’s global reach.
On November 19, 2024, we opened our first Gymboree store at the Garden State Plaza in Paramus, New Jersey.

Also, as previously disclosed, we entered into a letter agreement with our majority shareholder, Mithaq Capital SPC, a Cayman segregated portfolio company (“Mithaq”), on February 29, 2024 (the “Letter Agreement”), pursuant to which, among other things, we are required to use reasonable best efforts to prepare, file, and cause to be effective a registration statement, prospectus and other materials required under applicable law to permit, and to then commence and complete, a rights offering. In furtherance of our efforts to comply with such pre-existing contractual obligation, and following the determination of the disinterested directors on our current Board of Directors (the “Disinterested Directors”) that a rights offering is in the best interests of the Company and its stockholders and would, among other things, provide us with an opportunity to raise capital and deleverage and more generally strengthen our balance sheet, on September 25, 2024, the Disinterested Directors unanimously approved the commencement and completion of a rights offering. On October 15, 2024, we filed a preliminary prospectus with the SEC for the rights offering on Form S-1. On December 3, 2024, the Disinterested Directors unanimously approved that the record date for the rights offering would be December 13, 2024.
Operating Highlights
Net sales decreased $90.0 million, or 18.8%, to $390.2 million during the Third Quarter 2024 from $480.2 million during the Third Quarter 2023, driven by a combination of the anticipated decrease in e-commerce revenue, as we proactively rationalized our unprofitable promotional strategies, inflated marketing spend and “free shipping” offers to improve profitability, in addition to decreased brick and mortar revenue due to a lower store count and lower transactions. These efforts were successful during the Third Quarter 2024 in driving profitability despite having lower sales. During the Third Quarter 2024, we closed five stores and did not open any new stores. Comparable retail sales decreased 17.1% for the Third Quarter 2024, largely driven by the planned decrease in e-commerce revenue, as we proactively sacrificed unprofitable sales to improve profitability.
Gross profit decreased $23.8 million to $138.3 million during the Third Quarter 2024, compared to $162.1 million during the Third Quarter 2023. Gross margin, however, increased 180 basis points to 35.5% of net sales in the Third Quarter 2024, compared to 33.7% of net sales in the Third Quarter 2023. The increase in gross margin was caused by a combination of factors, including reductions in product input costs, including cotton and supply chain costs, which negatively impacted margins in the prior year. These improvements in input costs were combined with the success of our strategies to rationalize profit-draining promotions and limit unprofitable shipping offers, which resulted in a significant improvement in the leverage of e-commerce freight costs.
Operating income was $29.3 million during the Third Quarter 2024 compared to $45.0 million during the Third Quarter 2023. Operating margin deleveraged 190 basis points to 7.5% of net sales.
Net income was $20.1 million, or $1.57 per diluted share, during the Third Quarter 2024 compared to $38.5 million, or $3.05 per diluted share, during the Third Quarter 2023, due to the factors discussed above.
While we continue to face a challenging macroeconomic environment, including inflationary pressures, higher interest rates, and other domestic and geo-political concerns, we continue to focus on our key strategic growth initiatives – superior product, digital transformation, alternative channels of distribution, and fleet optimization.
Digital remains a top priority and we continue to expand our digital capabilities. We have expanded our partnerships with our outside providers to help us monitor and reallocate our marketing budgets in a more efficient and timely manner to drive acquisition, retention and reactivation. As we continue to focus on our digital business, we continue to strengthen our partnership with our third party logistics providers in an effort to provide our customers with a best-in-class digital experience.
In November 2021, our Board authorized a $250.0 million share repurchase program (the “Share Repurchase Program”). Currently, given the terms of our credit agreement, dated as of May 9, 2019 (as amended from time to time, the “Credit Agreement”), by and among the Company and certain of its subsidiaries, and the lenders party thereto (collectively, the “Credit Agreement Lenders”), as amended by the seventh amendment to the Credit Agreement (the “Seventh Amendment”), we are not expecting to repurchase any shares in Fiscal 2024, except pursuant to our practice as a result of our insider trading policy. As of November 2, 2024, there was $156.7 million remaining availability under the Share Repurchase Program.

We have subsidiaries whose operating results are based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars. The table below summarizes the average translation rates that most significantly impact our operating results:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Average Translation Rates (1)
Canadian dollar	0.7324	0.7374	0.7325	0.7418
Hong Kong dollar	0.1285	0.1278	0.1281	0.1276
____________________________________________
(1)The average translation rates are the average of the monthly translation rates during each period to translate the respective statement of operations. Each rate represents the U.S. dollar equivalent of the respective foreign currency.

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
The following table sets forth, for the periods indicated, selected data from our Consolidated Statements of Operations expressed as a percentage of Net sales. We primarily evaluate the results of our operations as a percentage of Net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of Net sales (i.e., “basis points”). For example, SG&A increased 380 basis points to 25.6% of Net sales during the Third Quarter 2024 from 21.8% during the Third Quarter 2023. Accordingly, to the extent that our sales decrease or if our costs grow at a faster pace than our sales (i.e., “deleveraging”), we have less efficiently utilized the investments we have made in our business. Conversely, if our sales increase at a faster rate than our costs (i.e., “leveraging”), the more efficiently we have utilized the investments we have made in our business.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.5	66.3	64.9	69.8
Gross profit	35.5	33.7	35.1	30.2
Selling, general, and administrative expenses	25.6	21.8	31.2	28.7
Depreciation and amortization	2.4	2.4	3.1	3.1
Asset impairment charges	—	0.1	2.9	0.3
Operating income (loss)	7.5	9.4	(2.1)	(1.9)
Related party interest expense	(0.5)	—	(0.5)	—
Other interest expense, net	(2.1)	(1.7)	(2.3)	(1.9)
Income (loss) before provision (benefit) for income taxes	4.9	7.7	(4.9)	(3.8)
Provision (benefit) for income taxes	(0.2)	(0.3)	0.2	(1.6)
Net income (loss)	5.1%	8.0%	(5.1)%	(2.2)%
Number of Company stores, end of period	510	591	510	591
The following table sets forth net sales by segment, for the periods indicated:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
	(in thousands)
Net sales:
The Children’s Place U.S.	$356,163	$441,865	$894,744	$1,048,568
The Children’s Place International	34,010	38,369	82,962	98,906
Total net sales	$390,173	$480,234	$977,706	$1,147,474
Third Quarter 2024 Compared to Third Quarter 2023
Net sales decreased $90.0 million or 18.8%, to $390.2 million during the Third Quarter 2024 from $480.2 million during the Third Quarter 2023, driven by a combination of the anticipated decrease in e-commerce revenue, as we proactively rationalized our unprofitable promotional strategies, inflated marketing spend and “free shipping” offers to improve profitability, in addition to decreased brick and mortar revenue due to a lower store count and lower transactions. These efforts were successful during the Third Quarter 2024 in driving profitability despite having lower sales. During the Third Quarter 2024, we closed five stores and did not open any new stores. Comparable retail sales decreased 17.1% for the Third Quarter 2024, largely driven by the planned decrease in e-commerce revenue, as we proactively sacrificed unprofitable sales to improve profitability.
The Children’s Place U.S. net sales decreased $85.7 million or 19.4%, to $356.2 million in the Third Quarter 2024, compared to $441.9 million in the Third Quarter 2023, driven by a combination of the anticipated decrease in e-commerce revenue, as we proactively rationalized our unprofitable promotional strategies, inflated marketing spend and “free shipping” offers to improve profitability, in addition to decreased brick and mortar revenue due to a lower store count and lower transactions.
The Children’s Place International net sales decreased $4.4 million or 11.4%, to $34.0 million in the Third Quarter 2024, compared to $38.4 million in the Third Quarter 2023, driven by a combination of the anticipated decrease in e-commerce revenue, as we proactively rationalized our unprofitable promotional strategies, inflated marketing spend and “free shipping” offers to improve profitability.
Total e-commerce sales, which include postage and handling, were 55.3% of net retail sales and 46.5% of net sales during the Third Quarter 2024, compared to 57.0% and 50.0%, respectively, during the Third Quarter 2023.

Gross profit decreased $23.8 million to $138.3 million in the Third Quarter 2024, compared to $162.1 million in the Third Quarter 2023. Gross margin, however, increased 180 basis points to 35.5% of net sales in the Third Quarter 2024, compared to 33.7% of net sales in the Third Quarter 2023. The increase in gross margin was caused by a combination of factors, including reductions in product input costs, including cotton and supply chain costs, which negatively impacted margins in the prior year. These improvements in input costs were combined with the success of our strategies to rationalize profit-draining promotions and limit unprofitable shipping offers, which resulted in a significant improvement in the leverage of e-commerce freight costs.
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
Selling, general, and administrative expenses were well-controlled at $99.8 million during the Third Quarter 2024, compared to $104.8 million during the Third Quarter 2023. The Third Quarter 2024 results included incremental operating expenses of $6.0 million, including restructuring costs of $4.8 million, primarily due to recent changes in our senior leadership team, lender required consulting fees of $0.5 million, broken financing deal fees of $0.3 million, other professional and consulting fees of $0.2 million, and fleet optimization costs of $0.1 million. The Third Quarter 2023 results included incremental operating expenses of $1.9 million, including restructuring costs of $0.8 million, credit agreement amendment costs of $0.8 million, and fleet optimization costs of $0.4 million. Excluding the impact of these incremental charges, Adjusted SG&A expenses were $93.8 million during the Third Quarter 2024, compared to $102.9 million during the Third Quarter 2023, and deleveraged 260 basis points to 24.0% of net sales, given the planned lower sales. We were successful in reducing Adjusted SG&A expenses by $9.1 million despite the reversal of $12.6 million in incentive compensation and equity compensation accruals in the prior year. This decrease was due to significant reductions in marketing expenses, as we eliminated inflated and unprofitable marketing costs and to a lesser extent, due to reductions in store payroll and home office payroll, partially offset by the impact of the change in incentive compensation and equity compensation accruals. This represents the lowest level of Adjusted selling, general, and administrative expenses in over 15 years for the third quarter of a fiscal year.
Depreciation and amortization was $9.3 million during the Third Quarter 2024, compared to $11.7 million during the Third Quarter 2023. The decrease was primarily driven by reduced depreciation of capitalized software and the permanent closure of 81 stores during the past twelve months.
Asset impairment charges were $0.6 million during the Third Quarter 2023, inclusive of right-of-use (“ROU”) assets. These charges were related to underperforming stores identified in our ongoing store portfolio evaluation primarily as a result of decreased net sales and cash flow projections. There were no asset impairment charges during the Third Quarter 2024.
Operating income was $29.3 million during the Third Quarter 2024, compared to $45.0 million during the Third Quarter 2023. The Third Quarter 2024 results were impacted by incremental operating expenses of $6.0 million, as described within SG&A expenses above. The Third Quarter 2023 results were impacted by incremental operating expenses of $2.9 million, including SG&A expenses of $1.9 million, as described above, asset impairment charges of $0.6 million, and accelerated depreciation of $0.5 million. Excluding the impact of these incremental charges, Adjusted operating income was $35.3 million in the Third Quarter 2024, compared to $47.9 million in the Third Quarter 2023, and deleveraged 100 basis points to 9.0% of net sales. The Children’s Place International operating margin was negatively impacted during the Third Quarter 2024 due to the closure of our distribution center in Toronto, Canada, and is expected to be partially offset by potential duty drawback claims in the future.
Related party interest expense was $2.1 million during the Third Quarter 2024, due to interest-bearing borrowings from loans entered into with Mithaq during Fiscal 2024. There was no related party interest expense during the Third Quarter 2023.
Other interest expense, net was $8.0 million during the Third Quarter 2024, compared to $7.9 million during the Third Quarter 2023. The increase in interest expense was primarily driven by higher average interest rates associated with our revolving credit facility due to the impact of refinancings, partially offset by lower average borrowings.
Provision (benefit) for income taxes was a benefit of $(0.9) million during the Third Quarter 2024, compared to $(1.5) million during the Third Quarter 2023. Our effective tax rate was a benefit of (4.7)% and (3.9)% in the Third Quarter 2024 and Third Quarter 2023, respectively. The change in our effective tax rate and income tax provision (benefit) for the Third Quarter 2024 compared to the Third Quarter 2023 was primarily driven by the establishment of a valuation allowance against our net deferred tax assets in Fiscal 2023, partially offset by a favorable shift in the jurisdictional earnings mix in Fiscal 2024. In the comparable period last year, we calculated the provision (benefit) for income taxes based on the actual effective tax rate for Year-To-Date 2023 by applying the discrete method.
Net income was $20.1 million, or $1.57 per diluted share during the Third Quarter 2024, compared to $38.5 million, or $3.05 per diluted share during the Third Quarter 2023, due to the factors discussed above.

Year-To-Date 2024 Compared to Year-To-Date 2023
Net sales decreased $169.8 million or 14.8%, to $977.7 million during Year-To-Date 2024 from $1.147 billion during Year-To-Date 2023, primarily due to reductions in retail sales due to a lower store count, and anticipated declines in e-commerce demand due to the rationalization of promotions, reductions in inflated and unprofitable marketing spend, and the strategic decision to change “free shipping” offers, as we proactively sacrificed unprofitable sales in an effort to improve profitability. Comparable retail sales decreased 12.6% during Year-To-Date 2024, largely due to the planned decrease in e-commerce revenue.
The Children’s Place U.S. net sales decreased $153.8 million or 14.7%, to $894.7 million during Year-To-Date 2024, compared to $1.049 billion during Year-To-Date 2023, primarily due to a lower store count, and anticipated declines in e-commerce demand due to the rationalization of promotions, reductions in inflated and unprofitable marketing spend, and the strategic decision to change “free shipping” offers, as we proactively sacrificed unprofitable sales in an effort to improve profitability.
The Children’s Place International net sales decreased $15.9 million or 16.1%, to $83.0 million during Year-To-Date 2024, compared to $98.9 million during Year-To-Date 2023, primarily due to anticipated declines in e-commerce demand due to the rationalization of promotions, reductions in inflated and unprofitable marketing spend, and the strategic decision to change “free shipping” offers, as we proactively sacrificed unprofitable sales in an effort to improve profitability.
Total e-commerce sales, which include postage and handling, were 52.8% of net retail sales and 45.7% of net sales during Year-To-Date 2024, compared to 52.1% and 46.2%, respectively, during Year-To-Date 2023.
Gross profit decreased $3.5 million to $342.9 million during Year-To-Date 2024, compared to $346.4 million during Year-To-Date 2023. Gross margin, however, leveraged 490 basis points to 35.1% of net sales during Year-To-Date 2024, compared to 30.2% during Year-To-Date 2023. The increase in gross margin was primarily due to reductions in product input costs, including cotton and supply chain costs, which negatively impacted margins in the prior year. These improvements in input costs were combined with the success of our strategies to rationalize profit-draining promotions and limit unprofitable shipping offers, which resulted in a significant improvement in the leverage of e-commerce freight costs.
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
Selling, general, and administrative expenses were $305.0 million during Year-To-Date 2024, compared to $329.8 million during Year-To-Date 2023. The Year-To-Date 2024 results included incremental operating expenses of $34.2 million, including restructuring costs of $11.2 million, primarily due to changes in our senior leadership team, non-cash equity compensation charges of $9.9 million and other fees of $3.8 million associated with the change of control, financing-related charges of $7.0 million, lender required consulting fees of $2.4 million, fleet optimization costs of $0.9 million, costs associated with the closure of our Canada distribution center of $0.8 million, and other professional and consulting fees of $0.6 million, partially offset by the reversal of a legal settlement accrual of $2.3 million. The Year-To-Date 2023 results included incremental operating expenses of $15.9 million, including restructuring costs of $10.7 million, contract termination fees of $3.0 million, fleet optimization costs of $1.5 million, and credit agreement amendment costs of $0.8 million. Excluding the impact of these incremental charges, Adjusted SG&A expenses were $270.8 million during Year-To-Date 2024, compared to $313.8 million during Year-To-Date 2023, and deleveraged 40 basis points to 27.7% of net sales, given the planned lower sales. We were successful in reducing Adjusted SG&A expenses by $43.0 million despite the reversal of $18.7 million in incentive compensation and equity compensation accruals in the prior year. This decrease was due to significant reductions in marketing expenses, as we eliminated inflated and unprofitable marketing costs and to a lesser extent, due to reductions in store payroll, home office payroll and professional fees, partially offset by the impact of the change in incentive compensation and equity compensation accruals. This represents the lowest level of Adjusted selling, general, and administrative expenses in over 15 years for the first three quarters of a fiscal year.
Depreciation and amortization was $30.4 million during Year-To-Date 2024, compared to $35.5 million during Year-To-Date 2023. The decrease was primarily driven by reduced depreciation of capitalized software and the permanent closure of 81 stores during the past twelve months.
Asset impairment charges were $28.0 million during Year-To-Date 2024 due to the reduction in fair value of the Gymboree tradename during the Second Quarter 2024, which was primarily due to reductions in Gymboree sales forecasts and a reduction in the royalty rate used to value the tradename. Asset impairment charges were $3.1 million during Year-To-Date 2023, inclusive of ROU assets. These charges were related to underperforming stores identified in our ongoing store portfolio evaluation primarily as a result of decreased net sales and cash flow projections.

Operating loss was $(20.5) million during Year-To-Date 2024, compared to $(22.0) million during Year-To-Date 2023. The Year-To-Date 2024 results were impacted by incremental operating expenses of $64.9 million, including SG&A expenses of $34.2 million, as described above, an impairment charge of $28.0 million on the Gymboree tradename, accelerated depreciation of $1.8 million, and additional change in control charges impacting gross margin of $0.9 million. The Year-To-Date 2023 results were impacted by incremental operating expenses of $20.4 million, including SG&A expenses of $15.9 million, as described above, asset impairment charges of $3.1 million, and accelerated depreciation of $1.4 million. Excluding the impact of these incremental charges, Adjusted operating income was $44.4 million during Year-To-Date 2024, or an improvement of $46.0 million compared to an Adjusted operating loss of $(1.6) million during Year-To-Date 2023, and leveraged 460 basis points to 4.5% of net sales. The Children’s Place International operating margin was negatively impacted during Year-To-Date 2024 due to the closure of our distribution center in Toronto, Canada, and is expected to be partially offset by potential duty drawback claims in the future.
Related party interest expense was $4.6 million during Year-To-Date 2024, due to interest-bearing borrowings from loans entered into with Mithaq during Fiscal 2024. There was no related party interest expense during Year-To-Date 2023.
Other interest expense, net was $22.5 million during Year-To-Date 2024, compared to $21.5 million during Year-To-Date 2023. The increase was primarily driven by higher average interest rates associated with our revolving credit facility due to the impact of refinancings, partially offset by lower average borrowings.
Provision (benefit) for income taxes was a provision of $2.3 million during Year-To-Date 2024 compared to a benefit of $(17.8) million during Year-To-Date 2023. Our effective tax rate was a provision of (4.8)% and a benefit of 40.9% during Year-To-Date 2024 and Year-To-Date 2023, respectively. The change in our effective tax rate and income tax provision (benefit) for Year-To-Date 2024 compared to Year-To-Date 2023 was primarily driven by the establishment of a valuation allowance against our net deferred tax assets in Fiscal 2023.
Net loss, which included certain non-cash impairment charges, restructuring charges, and charges due to our change in control, as described above, was $(49.8) million, or $(3.91) per diluted share during Year-To-Date 2024, compared to $(25.7) million, or $(2.06) per diluted share during Year-To-Date 2023, due to the factors discussed above. Adjusted net income was $15.1 million, or $1.18 per diluted share during Year-To-Date 2024, compared to an Adjusted net loss of $(10.6) million, or $(0.85) per diluted share during Year-To-Date 2023.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our working capital needs typically follow a seasonal pattern, peaking during the third fiscal quarter based on seasonal inventory purchases. Our primary uses of cash are for working capital requirements, which are principally inventory purchases, the payment of interest expense on our revolving credit facility, and the financing of capital projects.
Our working capital deficit decreased $62.1 million to $46.3 million at November 2, 2024, compared to $108.4 million at October 28, 2023, primarily reflecting a decrease in our accounts payable balances and an increase in our accounts receivable balances.
At November 2, 2024, we had $362.4 million of outstanding borrowings under our $433.0 million asset-based revolving credit facility (the “ABL Credit Facility”) under our Credit Agreement and no borrowings under our $40.0 million senior unsecured credit facility with Mithaq (the “Mithaq Credit Facility”). We had total liquidity of $94.0 million, including $48.3 million of availability under our ABL Credit Facility, $40.0 million of availability under our Mithaq Credit Facility, and $5.7 million of cash on hand. At November 2, 2024, we had $12.2 million of outstanding letters of credit, with an additional $12.8 million available for issuing letters of credit under our ABL Credit Facility.
We expect to be able to meet our working capital, capital expenditure, and debt service requirements for at least the next twelve months from the date that our consolidated financial statements for the Third Quarter 2024 were issued, by using our cash on hand, cash flows from operations, and availability under our ABL Credit Facility and Mithaq Credit Facility. This liquidity may be further supplemented with proceeds from the rights offering, that we are currently contemplating, and for which a preliminary prospectus has been filed with the SEC on Form S-1 on October 15, 2024.

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
For the Third Quarter 2024 and Year-To-Date 2024, we recognized $7.1 million and $19.1 million, respectively, in interest expense related to the ABL Credit Facility. For the Third Quarter 2023 and Year-To-Date 2023, we recognized $7.2 million and $18.0 million, respectively, in interest expense related to the ABL Credit Facility.
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

The tables below present the components of our ABL Credit Facility:

	November 2, 2024	February 3, 2024	October 28, 2023
	(in millions)
Total borrowing base availability (1)	$422.9	$258.4	$394.7
Credit facility availability (1)	433.0	400.5	400.5
Maximum borrowing availability (2)	422.9	258.4	394.7

Outstanding borrowings	362.4	226.7	358.7
Letters of credit outstanding—standby	12.2	7.4	7.4
Utilization of credit facility at end of period	374.6	234.1	366.1

Availability (3)	$48.3	$24.3	$28.6

Interest rate at end of period	8.1%	8.1%	8.0%
____________________________________________
(1)In Fiscal 2023, the total borrowing base availability and credit facility availability were both calculated net of the excess availability threshold under the Credit Agreement, as prior to the Seventh Amendment, crossing that threshold would have resulted in cash dominion, which would have triggered a fixed charge coverage ratio covenant test and would likely have led to a default under the Credit Agreement. As of the Seventh Amendment, the fixed charge coverage ratio covenant has been removed from the Credit Agreement, and entering into cash dominion by crossing the excess availability threshold no longer poses the same risk of default under the Credit Agreement.
(2)The lower of the credit facility availability and the total borrowing base availability.
(3)The sub-limit availability for letters of credit was $12.8 million at November 2, 2024, and $42.6 million at February 3, 2024 and October 28, 2023.

	Year-To-Date 2024	Fiscal 2023	Year-To-Date 2023
	(in millions)
Average end of day loan balance during the period	$280.9	$315.5	$327.6
Highest end of day loan balance during the period	$366.9	$379.4	$379.4

Average interest rate	9.0%	7.5%	7.0%
The 2021 Term Loan bore interest, payable monthly, at (a) the SOFR per annum plus 2.750% for any portion that was a SOFR loan, or (b) the base rate per annum plus 2.000% for any portion that was a base rate loan. The 2021 Term Loan was pre-payable at any time without penalty, and did not require amortization. We recognized $1.1 million in interest expense related to the 2021 Term Loan during Year-To-Date 2024. For the Third Quarter 2023 and Year-To-Date 2023, we recognized $0.4 million and $2.4 million, respectively, in interest expense related to the 2021 Term Loan.
As of April 18, 2024, the 2021 Term Loan was fully repaid.
As of November 2, 2024, unamortized deferred financing costs amounted to $4.3 million related to our ABL Credit Facility.
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

The New Mithaq Term Loan matures on April 16, 2027, and requires monthly payments equivalent to interest charged at the SOFR plus 4.000% per annum, with such monthly payments to Mithaq deferred until April 30, 2025. The New Mithaq Term Loan is guaranteed by each of our subsidiaries that guarantee our ABL Credit Facility. For the Third Quarter 2024 and Year-To-Date 2024, we recognized $2.1 million and $4.6 million, respectively, in deferred interest-equivalent expense related to the New Mithaq Term Loan.
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
As of November 2, 2024 unamortized deferred financing costs amounted to $2.9 million related to the Mithaq Term Loans.
Maturities of our principal debt payments on the Mithaq Term Loans as of November 2, 2024 are as follows:

November 2, 2024
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
If any debt is incurred under the Mithaq Credit Facility, it shall require monthly payments equivalent to interest charged at the SOFR plus 5.000% per annum. Such debt shall be unsecured and shall be guaranteed by each of our subsidiaries that guarantee our ABL Credit Facility. Similar to the Mithaq Term Loans, such debt shall also be subject to the Subordination Agreement, contain customary affirmative and negative covenants substantially similar to a subset of the covenants set forth in the Credit Agreement, and contain certain customary events of default. Additionally, such debt shall require no mandatory prepayments and shall mature no earlier than July 1, 2026. As of November 2, 2024, no debt had been incurred under the Mithaq Credit Facility.

Cash Flows and Capital Expenditures
Cash used in operating activities was $238.9 million during Year-To-Date 2024, compared to $42.6 million during Year-To-Date 2023. Cash used in operating activities during Year-To-Date 2024 was primarily the result of higher inventory purchases and a lower accounts payable balance compared to Fiscal 2023.
Cash used in investing activities was $15.9 million during Year-To-Date 2024, compared to $24.5 million during Year-To-Date 2023, driven by lower capital expenditures.
Cash provided by financing activities was $248.0 million during Year-To-Date 2024, compared to $64.0 million during Year-To-Date 2023. The increase primarily resulted from proceeds from higher net borrowings under our ABL Credit Facility and the Mithaq Term Loans, partially offset by the repayment of the 2021 Term Loan.
Our ability to continue to meet our capital requirements in Fiscal 2024 depends on our cash on hand, our ability to generate cash flows from operations, and available borrowings under our ABL Credit Facility and Mithaq Credit Facility. Cash flows generated from operations depends on our ability to achieve our financial plans. We believe that our cash on hand, cash generated from operations, and funds available to us through our ABL Credit Facility and Mithaq Credit Facility will be sufficient to fund our capital and other cash requirements for at least the next twelve months from the date that our consolidated financial statements for the Third Quarter 2024 were issued.

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
Interest Rates
Until February 4, 2025, our ABL Credit Facility bears interest at a floating rate equal to the prime rate plus 2.000% or SOFR, plus 0.100%, plus 3.000%. As of November 2, 2024, we had $362.4 million in borrowings under our ABL Credit Facility. A 10% change in the prime rate or SOFR would not have had a material impact on our interest expense.
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
As of November 2, 2024, we had no borrowings under our Mithaq Credit Facility. If any debt is incurred under the Mithaq Credit Facility, it shall require monthly payments equivalent to interest charged at the SOFR plus 5.000% per annum. A 10% change in the prime rate or SOFR would not have had a material impact on our interest expense.
Assets and Liabilities of Foreign Subsidiaries
Assets and liabilities outside the United States are primarily located in Canada and Hong Kong, where our investments in our subsidiaries are considered long-term. As of November 2, 2024, net liabilities in Canada and Hong Kong amounted to $12.9 million. A 10% increase or decrease in the Canadian and Hong Kong foreign currency exchange rates would increase or decrease the corresponding net investment by $1.3 million. All changes in the net investments in our foreign subsidiaries are recorded in other comprehensive income (loss).
As of November 2, 2024, we had $3.4 million of our cash and cash equivalents held in foreign subsidiaries, of which $1.5 million was in India, $1.2 million was in China, $0.3 million was in Canada, $0.2 million was in Hong Kong, and $$0.2 million was held in other foreign countries.
Foreign Operations
We have exchange rate exposure primarily with respect to certain revenues and expenses denominated in Canadian dollars. As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses. Assuming a 10% change in foreign currency exchange rates, Year-To-Date 2024 net sales would have decreased or increased by approximately $7.7 million, and total costs and expenses would have decreased or increased by approximately $10.8 million. Additionally, we have foreign currency denominated receivables and payables that, when settled, result in transaction gains or losses. A 10% change in foreign currency exchange rates would not result in a significant transaction gain or loss in earnings.
We import a vast majority of our merchandise from foreign countries, primarily Vietnam, Bangladesh, Ethiopia, Cambodia, Kenya, India, and China. Consequently, any significant or sudden change in the political, foreign trade, financial, banking, currency policies and practices, or the occurrence of significant labor unrest in these countries or changes in foreign policies of the United States, could have a material adverse impact on our business, financial position, results of operations, and cash flows.

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
Management, including our President and Interim Chief Executive Officer, and our Chief Operating Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of November 2, 2024.
Based on that evaluation, our President and Interim Chief Executive Officer, and our Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level, as of November 2, 2024, to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive, principal accounting, and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended November 2, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
In November 2021, our Board authorized a $250.0 million share repurchase program (the “Share Repurchase Program”). Under this program, we may repurchase shares on the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, and other market and business conditions. We may suspend or discontinue the program at any time and may thereafter reinstitute purchases, all without prior announcement. Pursuant to the Credit Agreement as amended by the Seventh Amendment as described above, we are not expecting to repurchase any shares in Fiscal 2024, except as described below, pursuant to our practice as a result of our insider trading policy. As of November 2, 2024, there was $156.7 million remaining availability under the Share Repurchase Program.
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
There was no share repurchase activity during the Third Quarter 2024.

ITEM 5.    OTHER INFORMATION.
During the Third Quarter 2024, none of the Company’s directors or officers, as defined in Section 16 of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Exchange Act.

ITEM 6.    EXHIBITS.
The following exhibits are filed with this Quarterly Report on Form 10-Q:

10.6(+)	Separation and Release Agreement dated October 1, 2024, between Sheamus Toal and The Children’s Place, Inc.

10.7(+)	Form of Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Plan.

31.1(+)	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2(+)	Certificate of Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32(+)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
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

THE CHILDREN’S PLACE, INC.

Date:	December 6, 2024	By:	/S/ Muhammad Umair
Muhammad Umair
President and Interim Chief Executive Officer
(Principal Executive Officer)

Date:	December 6, 2024	By:	/S/ Sheamus Toal
Sheamus Toal
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)