Form 10-K
period 2025-02-01
Childrens Place, Inc.
filed 2025-04-17
CIK 1041859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fifty-two weeks ended February 1, 2025
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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☒	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates was $42,121,234 at the close of business on August 3, 2024 (the last business day of the registrant’s fiscal 2024 second fiscal quarter) based on the closing price of the common stock as reported on the Nasdaq Global Select Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common Stock, par value $0.10 per share, outstanding at April 11, 2025: 22,036,982.
Documents incorporated by reference: Portions of The Children’s Place, Inc. definitive proxy statement for its annual meeting of stockholders to be held on May 7, 2025 are incorporated by reference into Part III.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K
FOR THE FIFTY-TWO WEEKS ENDED FEBRUARY 1, 2025

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
PART I
ITEM 1.    BUSINESS.
As used in this Annual Report on Form 10-K, references to the “Company”, “The Children’s Place”, “we”, “us”, “our”, and similar terms refer to The Children's Place, Inc. and its subsidiaries. Our fiscal year ends on the Saturday on or nearest to January 31. Other terms that are commonly used in this Annual Report on Form 10-K are defined as follows:
•Fiscal 2025 — The fifty-two weeks ending January 31, 2026
•Fiscal 2024 — The fifty-two weeks ended February 1, 2025
•Fiscal 2023 — The fifty-three weeks ended February 3, 2024
•Fiscal 2022 — The fifty-two weeks ended January 28, 2023
•SEC — U.S. Securities and Exchange Commission
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
The Children’s Place, Inc. and its subsidiaries (collectively, the “Company”) is the largest pure-play children’s specialty retailer in North America with an omni-channel portfolio of brands. We design, contract to manufacture, and sell fashionable, high-quality apparel, accessories and footwear predominantly at value prices, primarily under our proprietary brands: “The Children’s Place”, “Gymboree”, “Sugar & Jade”, and “PJ Place”. Our global retail and wholesale network includes two digital storefronts, 495 stores in North America, wholesale marketplaces, 190 international points of distribution in 13 countries through six international franchise partners, and social media channels on Instagram, Facebook, X, formerly known as Twitter, YouTube and Pinterest. Our physical stores offer a friendly and convenient shopping environment, segmented into departments that serve the wardrobe needs of girls and boys (sizes 4-18), toddler girls and boys (sizes 6 months-5T), and baby (sizes 0-24 months). Our digital storefronts are at www.childrensplace.com and www.gymboree.com, where our customers are able to shop online for the same merchandise available in our physical stores, but also certain exclusive merchandise only available at our e-commerce sites.
The Children’s Place was founded in 1969. The Company became publicly traded on the Nasdaq Global Select Market in 1997. During Fiscal 2024, Mithaq Capital SPC, a Cayman segregated portfolio company (“Mithaq”), acquired more than 50% of The Children’s Place, Inc.’s outstanding shares of common stock and became a controlling shareholder of the Company.
As part of the Company’s business strategy in this ever-evolving retail environment, our senior management team has established several key priorities:
1.Superior Product - Product remains our number one priority. We are focused on providing the right product, in the right channels of distribution, at the right time. We offer a full line of apparel, footwear and accessories so busy moms can quickly and easily put together head-to-toe outfits. Our design, merchandising, sourcing, and planning teams strive to ensure that our product is trend-right, while at the same time balancing fashion and fashion basics with more frequent, wear-now deliveries. We reintroduced the Gymboree brand in February 2020 on an enhanced Gymboree website and in November 2024, we opened our first Gymboree stand-alone store at Garden State Plaza in Paramus, New Jersey. We also launched the Sugar & Jade brand in November 2021 which is targeted at the girls’ “tween” market and is offered exclusively online, and launched the PJ Place brand in October 2022, which is a sleepwear lifestyle brand targeted towards millennial and Gen Z customers, and is offered exclusively online. We are focused on optimizing our assortment and purchasing inventory at levels which will drive margin growth.
2.Digital Expansion - Our digital capabilities continue to expand with the development of completely redesigned responsive sites and mobile applications, providing an online shopping experience geared toward the needs of our “on-the-go” customers with expanded customer personalization, which delivers unique, relevant content designed to drive sales, loyalty and retention, and the ability to have our entire store fleet equipped with ship-from-store capabilities.
3.Omni-Channel Customer Experience - We continue to transform our omni-channel experience by making shopping even more effortless, accessible and exciting to our customers through our brick-and-mortar retail channel, our digital presence, and our wholesale channels. We have a renewed focus on our store portfolio and are exploring opportunities for expanding and refurbishing our current fleet and strengthening our landlord relationships. Our wholesale business includes our relationship with Amazon, which is an important customer acquisition vehicle. We are exploring opportunities to expand our wholesale relationships and identify opportunities with licensing partners and new revenue streams that can drive further revenue growth and profitability. We have 190 international points of distribution (stores, shop-in-shops, e-commerce sites) with six international franchise partners operating in 13 countries. We generate revenues from our franchisees from the sale of products and sales royalties.

In addition to the above discussed key priorities, we will continue to transform our marketing strategies to better position us to maximize our interactions with our younger, digitally savvy core millennial and Gen Z customers, and to support top-line opportunity by increasing new customer acquisition, increasing customer retention and loyalty, and significantly increasing customer lifetime value. We have refined our approach so as to eliminate previously inflated and unprofitable marketing costs. Our marketing transformation includes strategic investments across key areas of the marketing organization: our teams – both internal and external, our research and processes, and implementation of new, state-of-the-art, marketing tools and systems. We are confident in our ability to conceptualize, build, deploy and optimize fully integrated creative marketing strategies paired with a robust media mix, aimed to reach, inspire and convert our shoppers at every stage of their purchase journey with The Children’s Place family of brands, comprised of “The Children’s Place”, “Gymboree”, “Sugar & Jade”, and “PJ Place” (“Family of Brands”), and continue to position marketing as a key growth lever in Fiscal 2025 and beyond.
Overlaying these strategic initiatives is talent. Talent ultimately defines our success, and we have built a best-in-class management team. We believe that our talented team is a significant competitive advantage for our Company.
Underlying these growth initiatives is a commitment to operational excellence. The Company’s commitment to operational excellence includes disciplined expense management and a focus on ongoing improvement in store and e-commerce operations, and combined with our finance, human resources, compliance and legal areas, form the strong base necessary to support our long-term growth initiatives.
Segment Reporting
We report segment data based on geography: The Children’s Place U.S. and The Children’s Place International. Each segment includes an e-commerce business located at www.childrensplace.com and www.gymboree.com. Included in The Children’s Place U.S. segment are our U.S. and Puerto Rico-based stores and revenue from our U.S.-based wholesale business. Included in The Children’s Place International segment are our Canadian-based stores and revenue from international franchisees. We measure our segment profitability based on operating income (loss), defined as income (loss) before interest and taxes. Net sales and direct costs are recorded by each segment. Certain inventory procurement functions such as production and design, as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services, are managed by The Children’s Place U.S. segment. Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales. The assets related to these functions are not allocated. We periodically review these allocations and adjust them based upon changes in business circumstances. Net sales to external customers are derived from merchandise sales, and we have one U.S. wholesale customer that individually accounted for more than 10% of our net sales.
See “Note 17. Segment Information” of the Consolidated Financial Statements, “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for further segment financial data.
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
Brand Image
We focus on our brand image and strengthening our customer loyalty by:
•Consistently offering high quality and age-appropriate products and trend-right fashion predominantly at value prices online and in our stores;
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
Low-Cost Global Sourcing
We design, source, and contract to manufacture the substantial majority of the Company’s branded products. We believe that this is essential to assuring the consistency and quality of our merchandise, as well as our ability to deliver value to our customers. We have strong multi-year relationships with the substantial majority of our vendors. Through these relationships and our extensive knowledge of low cost sourcing on a global scale, we are able to offer our customers high-quality products at predominantly value prices. We maintain a network of sourcing offices globally in order to manage our vendors efficiently and respond to changing business needs effectively. Our sourcing offices in Hong Kong, India, Kenya, Ethiopia, China, and Indonesia give us access to a wide range of vendors and allow us to work to maintain or reduce our merchandise costs by capitalizing on new sourcing opportunities while maintaining our high standard for product quality.
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
Production, Quality Assurance, and Responsible Sourcing
During Fiscal 2024, we engaged independent contract vendors located primarily in Asia and Africa. We continue to pursue global sourcing opportunities to support our inventory needs and seek to reduce merchandise costs. We contract for the manufacture of the substantial majority of the products we sell. We do not own or operate any manufacturing facilities.
During Fiscal 2024, we sourced all of our merchandise directly without the use of third-party commissioned buying agents for our branded product. We source from a diversified network of vendors, purchasing primarily from Bangladesh, Vietnam, India, Kenya, Ethiopia, China, and Indonesia. Bangladesh and Vietnam accounted for more than 15% of our production.

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
Environmental, Social & Governance
We published our latest Environment, Social & Governance (“ESG”) Report, now called our Sustainability and Social Impact Update, in October 2024, which is available at http://corporate.childrensplace.com under the Corporate Sustainability tab.
In terms of environmental initiatives, we believe that purpose-led companies such as ours have the opportunity and responsibility to work to ensure that our business contributes to a healthy planet. We focus on topics that are important to our long-term success and where we believe we can have the most positive impact.
In terms of social initiatives, our commitment to positive social practices includes our responsible sourcing activities in our global supply chain, where we partner with our third-party vendors and factories, non-governmental organizations and others in supporting workers’ health, safety and well-being. We monitor compliance by our third-party vendors and factories with our Vendor Code of Conduct, local laws and ethical business practices to help ensure fair and safe work conditions for the people who make our products. We also recognize the importance of eliminating forced labor within the supply chain and its increasing significance in light of reports of human rights abuses in various regions of the world. In addition, we support and sponsor a number of worker well-being programs designed to improve the daily lives of the workers who make our products. Our commitment to having a positive social influence also extends to our charitable mission of supporting children and families in need.
Human Capital Management
As of February 1, 2025, we had approximately 7,900 employees, approximately 1,460 of whom were based at our corporate offices and distribution centers. Approximately 1,070 were full-time store employees and approximately 5,370 were part-time and seasonal store employees. None of our employees are covered by a collective bargaining agreement.
The Human Capital & Compensation Committee is actively engaged in overseeing our human capital management strategies, including our talent and succession planning initiatives designed to attract, develop, engage, reward and retain top retail, digital and business leaders, who can drive our financial performance and strategic growth initiatives and contribute to building long-term stockholder value. The Human Capital & Compensation Committee’s involvement in leadership development and succession planning is systematic and ongoing, culminating in an annual review by our board of directors (“Board of Directors”) of succession plans for all of our senior leaders, inclusive of development strategies for top talent within the Company.
Company Stores
The following section highlights various store information for The Children’s Place operated stores as of February 1, 2025.
Existing Stores
As of February 1, 2025, we had a total of 495 stores in the United States, Canada, and Puerto Rico, including our first Gymboree stand-alone store at Garden State Plaza in Paramus, New Jersey, which was opened in November 2024, and our online stores at www.childrensplace.com and www.gymboree.com. In addition, our six international partners operated 190 international points of distribution in 13 countries.

The following table sets forth the number of stores in the U.S., Canada, and Puerto Rico as of the current and prior fiscal year end:

	Number of Stores
Location	February 1, 2025	February 3, 2024
United States	431	454
Canada	58	63
Puerto Rico	6	6
Total Stores	495	523
At The Children’s Place, our store concepts consist of multiple formats with an average of approximately 4,900 square feet, which have evolved over time in response to market trends, and are strategically placed within each market. We try to create an open and brightly lit environment for customers. Our stores typically feature white fixtures to ensure the merchandise is the focal point, using color to brand and create shop identifiers.
E-commerce Sales
Each of our U.S. and International segments includes an e-commerce business located at www.childrensplace.com and www.gymboree.com and digital growth remains one of our top strategic priorities. We are committed to delivering a best-in-class, end-to-end user experience, from product assortment and website operation, to order fulfillment and customer service. We are further committed to delivering these experiences to our customers when, where, and how they are looking to access our brands, accounting for cross-channel behavior, growth of mobile devices, and the growing interest in our brands from international consumers. We believe that the critical investments made in areas such as e-commerce infrastructure and mobile optimization, as well as additional front-end website features, have improved our customer experience.
We continue to explore opportunities to enhance our online presence by partnering with well-established online marketplaces. For instance, on October 30, 2024, we announced our partnership with global fashion and lifestyle online retailer, SHEIN. This collaboration brings our apparel to SHEIN’s platform, opening up opportunities for us to reach customers outside our typical customer file.
Wholesale and International Franchisees
Our wholesale business includes our relationship with Amazon, which is an important customer acquisition vehicle. We are exploring opportunities to expand our wholesale relationships and identify opportunities with licensing partners and new revenue streams that can drive further revenue growth and profitability. We generate revenues from our franchisees from the sale of products and sales royalties.
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

The following table shows the quarterly distribution, as a percentage of the full year, of net sales, and the quarterly distribution of operating income (loss):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales as a percentage of full year
Fiscal 2024	19.3%	23.1%	28.1%	29.5%
Fiscal 2023	20.0%	21.6%	30.0%	28.4%

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Operating income (loss)
Fiscal 2024	$(27,988)	$(21,776)	$29,258	$6,805
Fiscal 2023	(30,067)	(36,941)	44,967	(61,757)
For more information regarding the seasonality of our business, refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Quarterly Results and Seasonality.”
Marketing
The Children’s Place and Gymboree are well-recognized brands, with a trend-right offering and a compelling value proposition. Our direct marketing program utilizes both on-line and off-line channels. We relaunched the Gymboree brand in February 2020 with a meaningfully improved digital experience on www.gymboree.com, complemented by shop-in-shop locations in certain co-branded stores in the U.S. and Canada, by successfully executing on the specific design, sourcing, and merchandising characteristics that create Gymboree’s elevated, playful collections, and in November 2024, we opened our first Gymboree stand-alone store. We also launched the Sugar & Jade brand in November 2021 which is targeted at the girls’ “tween” market and is offered exclusively online, and launched the PJ Place brand in October 2022, which is a sleepwear lifestyle brand targeted towards millennial and Gen Z customers, and is offered exclusively online. We are focused on optimizing our assortment and purchasing inventory at levels which will drive margin growth.
We have a customer loyalty program and a private label credit card program. At the end of Fiscal 2024, members of our MyPLACE Rewards loyalty program and/or private label credit card program accounted for approximately 85% of sales. Our private label credit card is issued to our customers for use exclusively at The Children’s Place stores and online at www.childrensplace.com and www.gymboree.com, and credit is extended to such customers through a third-party financial institution on a non-recourse basis to us. Additionally, in our effort to reach an even wider customer base who are digitally savvy and to utilize other forms of spending arrangements available, we have partnered with Afterpay to allow our customers to purchase our merchandise on a “buy-now-pay-later” program. We promote affinity and loyalty through our marketing programs by utilizing specialized incentive programs. We continue to focus on enhancing our loyalty programs to meet our customers’ needs.
Distribution
In the United States, we own and operate a 700,000 square foot distribution center in Alabama, which supports our retail store operations, e-commerce, and wholesale operations both in the U.S. and in Canada. We use a third-party provider operating a 315,000 square foot distribution center in Indiana and a 184,000 square foot distribution center in Ontario, Canada to support our U.S. and Canadian e-commerce fulfillment operations, respectively. We utilize additional facilities in Alabama to support further warehousing needs, including offsite storage. We also use a third-party provider of warehousing and logistics services in both Malaysia and China to support our international franchise business.

Competition
The children’s apparel, footwear, and accessories retail markets are highly competitive. Our primary competitors are specialty stores, mass merchants, and off-price stores, including Carter’s, Inc., Target Corporation, Old Navy, GapKids, and babyGap (each of which is a division of The Gap, Inc.), T.J. Maxx and Marshall’s (each of which is a division of TJX Companies, Inc.), Burlington Coat Factory, Inc., Kohl’s Corporation, Walmart Stores, Inc., and other department stores. We also compete with regional retail chains, catalog companies, and e-commerce retailers. One or more of our competitors are present in substantially all of the areas in which we have stores.
Trademarks and Service Marks
“The Children’s Place”, “Gymboree”, “Sugar & Jade”, “PJ Place” “Crazy 8”, “Place”, “Baby Place”, and certain other marks have been registered as trademarks and/or service marks with the United States Patent and Trademark Office and in Canada and other foreign countries. During the first quarter of fiscal year 2019, the Company acquired certain intellectual property and related assets of Gymboree Group, Inc. and related entities, which included the worldwide rights to the names “Gymboree” and “Crazy 8” and other intellectual property, including trademarks, domain names, copyrights, and customer databases. In November 2021, we launched the Sugar & Jade brand, and in October 2022, we launched the PJ Place brand. Registration of our trademarks and the service marks may be renewed to extend the original registration period indefinitely, provided the marks are still in use. We intend to continue to use and protect our trademarks and service marks and maintain their registrations. We have also registered our trademarks in other countries where we source our products and where we have established and possibly may establish franchising operations.
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
Our corporate website address is http://corporate.childrensplace.com. We make available, without charge, through our website, copies of our Proxy Statement, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such reports are filed with or furnished to the SEC. Our ESG Report is also available on our corporate website under the Corporate Sustainability tab. References in this document to our websites are not and should not be considered part of this Annual Report on Form 10-K, and the information on our websites is not incorporated by reference into this Annual Report on Form 10-K.

We also make available our corporate governance materials, including our corporate governance guidelines and our code of business conduct, on our website. If we make any substantive amendments to our code of business conduct or grant any waiver, including any implicit waiver, from a provision of the code for the benefit of our President and Interim Chief Executive Officer, we will disclose the nature of such amendment or waiver on our corporate website or in a Current Report on Form 8-K.
Controlled Company Status
In light of Mithaq’s ownership of more than 50% of the Company’s outstanding shares of common stock, The Children’s Place, Inc. is a “controlled company” within the meaning of Rule 5615(c)(1) of the Nasdaq Listing Rules, and our Board of Directors has chosen to rely on the “controlled company” exemption under the Nasdaq Listing Rules that would otherwise require the Company to have a majority independent board and fully independent Human Capital and Compensation Committee and Corporate Responsibility, Sustainability and Governance Committee. See “Risk Factors – Risks Related to Legal and Regulatory Matters – We have exercised our option for the “controlled company” exemption under Nasdaq rules”.

ITEM 1A.    RISK FACTORS.
Investors in the Company should consider the following risk factors as well as the other information contained herein:
RISKS RELATED TO BUSINESS STRATEGIES AND GLOBAL OPERATIONS
We depend on generating sufficient cash flows, together with our existing cash balances and availability under our credit facilities, to fund our ongoing operations, capital expenditures, debt service requirements, and any future share repurchases or payment of dividends.
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
•vendor and other supplier terms and related conditions, which may be less favorable to us as a smaller company in comparison to larger companies; and
•consumer sentiment, general business conditions, including the high levels of inflation experienced in Fiscal 2024, macroeconomic uncertainties or slowdowns, the imposition of tariffs, and geopolitical conditions, including as a result of events such as acts of terrorism, effects of war, pandemics, or other health issues.
Most of these factors are beyond our control. It is difficult to predict the impact that general economic conditions, including the effects of inflation, tariffs and geopolitical conditions, will continue to have on consumer spending and our financial results. However, we believe that they could continue to result in reduced spending by our target customer, which would reduce our revenues and our cash flows from operating activities from those that otherwise would have been generated. In addition, steps that we may take to limit cash outlays, such as delaying the purchase of inventory, may not be successful or could delay the arrival of merchandise for future selling seasons, which could reduce our net sales or profitability. If we are unable to generate sufficient cash flows, we may not be able to fund our ongoing operations, planned capital expenditures, debt service requirements, or any future share repurchases, and we may be required to seek additional sources of liquidity as we did in Fiscal 2024.
We require continued access to capital and our business and operating results have been and can be affected by factors such as the availability, terms of and cost of capital, increases in interest rates or a reduction in credit rating. We are party to an Amended and Restated Credit Agreement dated May 9, 2019 (as amended from time to time, the “Credit Agreement”), with Wells Fargo, National Association (“Wells Fargo”), Bank of America, N.A., HSBC Bank (USA), N.A., JPMorgan Chase Bank, N.A., Truist Bank and PNC Bank, National Association, as lenders (collectively, the “Credit Agreement Lenders”), and Wells Fargo, as Administrative Agent, Collateral Agent and Swing Line Lender. Under the Credit Agreement we use our asset-based revolving credit facility (the “ABL Credit Facility”) to finance our ongoing operations and our future growth, and some of the aforementioned factors have already affected our business, and could continue to: cause our cost of doing business to increase, limit our ability to pursue business opportunities, reduce cash flow used for sales and marketing, and place us at a competitive disadvantage. Our historical operating results, including the operational losses experienced in Fiscal 2024, macroeconomic uncertainties or slowdowns, volatility in the financial markets, significant losses in financial institutions’ U.S. retail portfolios, or environmental and social concerns, are all factors that may lead to a contraction in credit availability impacting our ability to finance our operations or our ability to refinance our ABL Credit Facility or other outstanding indebtedness.
Separately, we have also entered into a commitment letter (the “Commitment Letter”) for a $40.0 million senior unsecured credit facility with Mithaq (the “Mithaq Credit Facility”), as an additional source of liquidity for the Company. While credit availability under the Mithaq Credit Facility is not dependent on our business performance, borrowings under this credit facility will require monthly payments equivalent to interest charged.
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

Furthermore, as a retail company, we are inherently subject to the risk of inventory loss and theft. These losses may be caused by error or misconduct of associates, customers, vendors or other third parties, including through organized retail crime and professional theft. Since the occurrence of the COVID-19 pandemic, the retail industry has generally experienced an increase in inventory shrinkage, and there can be no assurance that the measures we are taking will effectively reduce inventory shrinkage. Although some level of inventory shrinkage is an unavoidable cost of doing business, if we were to experience higher rates of inventory shrinkage or incur increased security costs to combat inventory theft, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We may not be able to successfully execute our business strategies.
Our strategic initiatives currently involve a focus on (i) delivery of product of a quality and value that resonates with our customers, (ii) scaling and optimizing our infrastructure to support our e-commerce business given the continued shift in our customers’ shopping patterns to online shopping, and (iii) expanding and refurbishing our North American retail store fleet.
We will continue to implement and refine our business systems transformation initiatives designed to increase sales and profitability. Our business transformation through technology initiative has two key components: digital expansion and inventory management. With respect to digital expansion, we continue to implement a personalized customer contact strategy and are scaling our digital infrastructure to support increased digital demand. These initiatives require the execution of complex projects involving significant systems and operational changes, which place considerable demands on our management and our information and other systems. Our ability to successfully implement and capitalize on these projects is dependent on management’s ability to manage these projects effectively and implement and operate them successfully, without adversely affecting the subject and/or other systems, and on our employees’ ability to operationalize the required changes. If we fail to implement these projects effectively, including aligning them with our sourcing, distribution and logistics operations, if we experience significant delay, cost overruns, or unforeseen costs, or if the necessary operational changes and change management are not enacted properly, we may not realize the return on our investments that we anticipate, and we may adversely affect the operation of other systems, and our business, financial position, results of operations, and cash flows could be materially adversely affected.
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
On the other hand, failure to achieve anticipated sales targets in newly-opened stores, and failure to properly identify customer segmentation and spending patterns to select optimal locations for the opening of new stores, could also have a material adverse effect on our business, financial position, results of operations, and cash flows.
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
In addition, a wholly-owned subsidiary of the Company acquired certain intellectual property and related assets of Gymboree Group, Inc. and related entities, including worldwide rights to the name “Gymboree”. We have relaunched the Gymboree brand to expand our business across our retail stores, e-commerce, international, and wholesale businesses, and in November 2024, we opened our first Gymboree stand-alone store in Paramus, New Jersey. We also launched the Sugar & Jade brand in November 2021 and launched the PJ Place brand in October 2022. The positioning of the Gymboree, Sugar & Jade and PJ Place brands and their products, relative to our existing products, the fashion choices we make with respect to our products, and our ability to integrate the Gymboree, Sugar & Jade and PJ Place brands and their products into our existing marketing, sourcing, inventory, sales/e-commerce, customer relations, and logistics operations and systems will be critical to our ability to leverage all of these brands to expand our business.

In addition, pursuant to U.S. GAAP, we are required to recognize an impairment charge when circumstances indicate that the carrying value of our indefinite-lived Gymboree tradename asset may not be recoverable. If a determination is made that the carrying value of the Gymboree tradename asset is not recoverable, the asset is written down to its estimated fair value. In Fiscal 2024, we recorded an impairment charge of $28.0 million on the Gymboree tradename, primarily due to reductions in Gymboree sales forecasts.
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
The apparel industry is cyclical in nature and is particularly affected by adverse trends in the general economy. Purchases of apparel and related merchandise are generally discretionary and, therefore, tend to decline during recessionary, inflationary and weak economic periods and also may decline at other times. This is particularly true with our target customer who is a value-conscious, lower- to middle-income mother buying for infants and children based on need rather than based on fashion, trend, or impulse. High inflation, high unemployment levels, increases in tariffs and tax rates, declines in real estate values, availability of credit, volatility in the global financial markets, and the overall level of consumer confidence have negatively impacted, and could in the future negatively impact, the level of consumer spending for discretionary items. This could adversely affect our business as it is dependent on consumer demand for our products. In North America, we have experienced and continue to experience a decrease in customer traffic, including at shopping malls, and a highly promotional environment. If the current macroeconomic environment deteriorates further, there will likely be a negative effect on our revenues, operating margins, and earnings which could have a material adverse effect on our business, financial position, results of operations, and cash flows.
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
Increases in the price of raw materials, including cotton and other materials used in the production of fabric, clothing, footwear, and accessories, as well as volatility and increases in labor (including increases in minimum wages and wage rates as a result of changes in laws or business practices), energy, shipping or distribution costs, the imposition of new or higher tariffs, the occurrence of pandemics or other health issues, and other costs, have resulted, and could continue to result, in significant increases in operating costs, as well as cost increases for our products and their importation from our foreign sources of supply and their distribution to our and our third-party partners’ distribution centers, retail locations, international franchise partners, and wholesale and retail customers. To the extent we are unable to offset any such increased costs through value engineering or price increases, such increased costs could have a material adverse effect on our business, financial position, results of operations, and cash flows.
In addition, a shortage of labor or an increase in the cost of labor for our retail stores and/or such distribution centers could also have a material adverse effect on our business, financial position, results of operations, and cash flows. Particularly, with the increased prevalence of e-commerce, many companies are no longer restricted geographically to where their customers are located. These companies now have the freedom to seek more cost-efficient leases in states such as Alabama, and are hence competing with us in the same labor pool.

Damage to, or a prolonged interruption of activities at, any facility that we use in our business operations could have a material adverse effect on our business.
Our single U.S. corporate headquarters is located in Secaucus, New Jersey. One of our company-operated distribution centers is located in Fort Payne, Alabama and supports our stores, wholesale, and e-commerce shipments both in the U.S and Canada. We also use a third-party warehouse provider, with distribution centers located in Brownsburg, Indiana, to support our U.S. e-commerce operations, and Mississauga, Ontario to support our Canadian e-commerce operations Our international franchise partners receive the vast majority of shipments of merchandise from our third-party warehouse provider located in Asia. On occasion, we may utilize additional facilities to support our seasonal warehousing needs. Damage to, or prolonged interruption of operations at, any of the Company-operated or third-party facilities due to a work stoppage, pandemics or other health issues, weather conditions such as a tornado, hurricane or flood, other natural disaster, fire, or other event could have a material adverse effect on our business, financial position, results of operations, and cash flows.
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
Additionally, given that virtually all of our merchandise is purchased from foreign suppliers, we are subject to various risks of doing business in foreign markets and importing merchandise from abroad, including from less politically or socially stable and/or less developed countries, such as:
•new or higher tariffs or imposition of duties, taxes, and other charges on or costs of relying on imports;
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
We have franchise partners located in Middle-Eastern countries. When the current Israel-Palestine conflict began, our franchise partner in Israel had to shutter its stores temporarily, and we provided a temporary hiatus on the collection of royalty payments from this franchise partner until December 2024. If the conflict continues or expands further into other countries, it could adversely affect our sales with this franchise partner and all other franchise partners in Middle-Eastern countries, and it could have a material adverse effect on our business, financial position, results of operations, and cash flows.
Our success depends upon the service and capabilities of our management team. Changes in management or in our organizational structure, particularly in the most senior positions, or inadequate or ineffective management, could have a material adverse effect on our business.
Our business and success are materially dependent on retaining members of our senior leadership team and other key individuals within the organization, to formulate and execute the Company’s strategic and business plans. Leadership changes can be inherently difficult to manage and may cause material disruption to our management team or our business operations and financial results. Senior level management establishes the “tone at the top” by which an environment of ethical values, operating style, and management philosophy is fostered. Changes in senior management could lead to an environment that lacks inspiration and/or a lack of commitment by our employees, which could have a material adverse effect on our business.
Any disruption in, or changes to, our consumer credit arrangements, including our private label credit card agreement, may adversely affect the ability of our customers to obtain consumer credit.
Credit card operations are subject to numerous federal and state laws that impose disclosure and other requirements upon the origination, servicing, and enforcement of credit accounts and limitations on the maximum amount of finance charges that may be charged by a credit provider, such as the Consumer Financial Protection Bureau’s amendment to Regulation Z in 2023 to limit the dollar amounts credit card companies can charge for late fees, which we expect could have a material adverse effect on the income and cash flow from our private label credit card program. Additionally, during periods of increasing consumer credit delinquencies, financial institutions may reexamine their lending practices and procedures. There can be no assurance that the delinquencies being experienced by providers of consumer credit generally would not cause providers of third-party credit offered by us to decrease the availability of, or increase the cost of, such credit.
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

We self-insure certain risks and may be impacted by unfavorable claims.
We self-insure and purchase insurance policies to provide for workers’ compensation, general liability and property losses, cyber-security coverage, as well as director and officers’ liability, vehicle liability, and employee medical benefits. Claims are difficult to predict and may be volatile. Any adverse claims experience could have a material adverse effect on our business, financial position, results of operations, and cash flows.
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
The children’s apparel retail market is highly competitive, and we face heightened price and promotional competition. We compete in substantially all of our markets with Target Corporation, Old Navy, GapKids, and babyGap (each of which is a division of The Gap, Inc.), Carter’s, Inc., T.J. Maxx and Marshall’s (each of which is a division of TJX Companies, Inc.), Burlington Coat Factory, Inc., Kohl’s Corporation, Walmart Stores, Inc., and other department stores. We also compete with a wide variety of specialty stores, other national and regional retail chains, catalog companies, and e-commerce retailers, including on Amazon and SHEIN. One or more of our competitors are present in virtually all of the areas in which we have stores. E-commerce only retailers generally do not incur the geographical limitations suffered by traditional brick and mortar stores, giving e-commerce only retailers a competitive advantage to and imposing significant pricing pressure on brick and mortar stores. In addition, while we view our business as a single omni-channel business, our e-commerce stores may divert sales from our brick and mortar stores. Many of our competitors are larger than us and have access to significantly greater financial, marketing, and other resources than we have. Increased competition, increased promotional activity, continuing economic pressure on and inflation affecting value-seeking consumers, and liquidation activities by bankrupt and other struggling retailers, including selling apparel, footwear, and accessory merchandise at substantial discounts, could also have a material adverse effect on our ability to compete successfully, and could have a material adverse effect on our business, reputation, financial position, results of operations, and cash flows. We may not be able to continue to compete successfully against existing or future competition.
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
Numerous factors affect our sales, comparable retail sales, margins, operating income, earnings per share, cash flows, and other financial results, including unseasonable weather conditions, merchandise assortment and product acceptance, the retail price of our merchandise, fashion trends, customer traffic, number of visits to our e-commerce site, as well as related conversion, economic conditions in general, including inflation and consumer confidence, and the retail sales environment in particular, calendar shifts of holidays or seasonal periods, birth rate fluctuations, timing or extent of promotional events by our Company or by competitors and other competitive factors, including competitor bankruptcies, fluctuations in currency exchange rates, the imposition of new or higher tariffs, macro-economic conditions, and our success in and the cost of executing our business strategies.
Unseasonable weather, for example, warm weather in the winter or cold weather in the spring over an extended period of time, or the occurrence of frequent or severe storms, may adversely affect our sales and, therefore, our comparable retail sales, operating income and earnings per share. The nature of our target customer heightens the effects of unseasonable weather on our sales. Our target customer is a value-conscious, lower- to middle-income mother buying for infants and younger children primarily based on need rather than based on fashion, trend, or impulse. Therefore, for example, our target customer may not purchase warm weather spring clothing during an extended period of unseasonably cold weather occurring in what otherwise should be warmer weather months, particularly since infants and younger children tend to outgrow clothing at a faster rate than older children and adults.

Our sales, comparable retail sales, margins, operating income, earnings per share, cash flows, and other financial results have fluctuated significantly in the past (including during Fiscal 2024) due to the factors cited above, and we anticipate that they may continue to fluctuate in the future, particularly in the highly competitive retail environment in which we operate, which may result in declines or delays in consumer spending. The investment and analyst community follows all of these financial markers closely and fluctuations in these results, or the failure of our results to meet investors’ or analysts’ models or expectations, have had, and may continue to have, a significant adverse effect on the price of our common stock.
Following any such change in the price of our common stock, we have, and could in the future, be subject to litigation from our stockholders. For example, in February 2024, a putative class action was filed against us for violations of federal securities laws in the United States District Court of New Jersey. The complaint purported to assert claims under the federal securities laws, alleging that we had made materially false and/or misleading statements, and failed to disclose material adverse facts to our investors such that the price of our common stock dropped as a result. As of November 20, 2024, this case has been dismissed in its entirety, with prejudice. See “Item 3. Legal Proceedings” of this Form 10-K for further information. Any adverse results and/or settlements from such litigation could have a material adverse effect on our business, financial position, results of operations, and cash flows.
We have a controlling stockholder who owns a majority of our outstanding shares of common stock, and as a result controls all matters requiring stockholder approval.
Mithaq owns and controls the voting power of 62.2% of our outstanding shares of common stock as of February 6, 2025, subsequent to the completion of our recent rights offering. As long as Mithaq continues to control a majority of our outstanding shares of common stock, it will be able to determine the outcome of all corporate actions requiring stockholder approval.
Mithaq and its affiliates engage in a broad spectrum of activities. In the ordinary course of their business activities, Mithaq and its affiliates may engage in activities where their interests may not be the same as, or may conflict with, our interests or the interests of our other stockholders. Other stockholders will not be able to affect the outcome of any stockholder vote while Mithaq controls the majority of the voting power of our outstanding shares of common stock. As a result, Mithaq will be able to control, directly or indirectly and subject to applicable law, the composition of our Board of Directors, which in turn will be able to control all matters over which we have control, including, among others:
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
Because Mithaq’s interests may differ from ours or from those of our other stockholders, Mithaq’s decisions on these matters may be contrary to other stockholders’ expectations or preferences, and they may take actions that could be contrary to other stockholders’ interests. So long as Mithaq beneficially owns a majority of our outstanding shares of common stock, it will be able to control the outcome of all corporate actions requiring shareholder approval.
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
As part of normal operations, we and our third-party vendors, consultants and other partners receive and maintain confidential and personally identifiable information about our customers and employees, and confidential financial, intellectual property, and other proprietary information. We regard the protection of our customer, employee, and Company information as critical. The regulatory environment surrounding information security and privacy is very demanding, with the frequent imposition of new and changing significant requirements, some of which involve significant costs to implement and significant penalties if not followed properly. A significant breach of federal, state, provincial, local, or international privacy laws could have a material adverse effect on our business, reputation, financial position, results of operations, and cash flows.

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
The successful operation of our e-commerce business depends on our ability to conduct an efficient and uninterrupted operation of our online order-taking and our fulfillment operations, whether from our or our third-party provider’s distribution centers, and on our ability to provide a shopping experience that will generate orders and return visits to our site, including by updating our e-commerce platform to stay abreast of changing consumer shopping habits such as the significantly increased use of mobile devices and apps to shop online. Risks associated with our e-commerce business include:
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
The Company has exercised its right to the “controlled company” exemption under Nasdaq rules, which enables us to forgo certain Nasdaq requirements which include: (i) maintaining a majority of independent directors; and (ii) electing a Human Capital and Compensation Committee and a Corporate Responsibility, Sustainability and Governance Committee composed solely of independent directors. Accordingly, during any time while we remain a controlled company relying on the exemption and, if applicable, during any transition period following a time when we are no longer a controlled company, you would not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements. Our status as a controlled company could cause our common stock to look less attractive to certain investors or otherwise reduce the trading price of our common stock.
We are subject to the requirements of Section 203 of the DGCL, which limits our ability to engage in certain transactions with Mithaq.
We are subject to the requirements of Section 203 of the Delaware General Corporation Law (the “DGCL”), which provides that a corporation shall not engage in any business combination with any interested stockholder for a period of three years following the time that such stockholder became an interested stockholder, unless (1) prior to such time the Board of Directors of the corporation approved either the business combination or the transaction which resulted in the stockholder becoming an interested stockholder; (2) upon consummation of the transaction which resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced, excluding for purposes of determining the voting stock outstanding (but not the outstanding voting stock owned by the interested stockholder) those shares owned (i) by persons who are directors and also officers and (ii) employee stock plans in which employee participants do not have the right to determine confidentially whether shares held subject to the plan will be tendered in a tender or exchange offer; or (3) at or subsequent to such time the business combination is approved by the Board of Directors and authorized at an annual or special meeting of stockholders, and not by written consent, by the affirmative vote of at least 66.67% of the outstanding voting stock which is not owned by the interested stockholder. These restrictions are subject to certain exceptions specified in Section 203(b) of the DGCL. The term “interested stockholder” is generally defined by Section 203 of the DGCL as any person that (i) is the owner of 15% or more of the outstanding voting stock of the corporation, or (ii) is an affiliate or associate of the corporation and was the owner of 15% or more of the outstanding voting stock of the corporation at any time within the three-year period immediately prior to the date on which it is sought to be determined whether such person is an interested stockholder, and the affiliates and associates of such person. The term “business combination” is broadly defined under Section 203 of the DGCL to include mergers, asset sales and other transactions in which the interested stockholder receives or could receive a financial benefit on other than a pro rata basis with other stockholders, as further described in the section entitled “Description of Capital Stock”.
Without having obtained the prior approval of our Board of Directors or meeting the other conditions described above, Mithaq became an “interested stockholder” with respect to the Company upon its acquisition of more than 15% of our shares of common stock in February 2024. As a result, prior to February 2027, Mithaq will generally be prevented from engaging in any business combination (as defined for purposes of Section 203 of the DGCL) with us, in the absence of the approval of our Board of Directors and the affirmative vote of at least two-thirds of our outstanding shares of common stock not owned by Mithaq.
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

Federal tax and other legislation have had and will continue to have a material effect on our business, financial position, results of operations, and cash flows. In addition, changes in current tax law could adversely impact our business, financial position, results of operations, and cash flows. Other legislative, regulatory, and other actions which might be taken by federal or state governments are unpredictable and could have unforeseen consequences having a material adverse effect on our business.
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
If we fail to comply with applicable laws and regulations, particularly wage and hour, accessibility, privacy and information security, product safety, and pricing, children’s online privacy protection, advertising, sweepstakes, contests, and marketing laws, we could be subject to legal and reputational risk, government enforcement action, and class action civil litigation, which could have a material adverse effect on our business, financial position, results of operations, and cash flows. Changes in regulation and how regulations are enforced, such as taxes, tariffs, privacy and information security, product safety, trade, consumer credit, pricing, advertising, and marketing, healthcare or environmental protection, among others, could cause our expenses to increase, margins to decrease, or tax deductible expenses to decrease, which could lead to a material adverse effect on our business, financial position, results of operations, and cash flows.
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
If we fail to maintain effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and our reputation with investors, ultimately leading to a decline in the price of our common stock.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of the applicable listing standards of the Nasdaq Global Select Market. In particular, Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal controls over financial reporting. It also requires our independent registered public accounting firm to attest to our evaluation of our internal controls over financial reporting if we were a large accelerated or accelerated filer. If any of our internal controls and systems do not perform as expected, we may experience material weaknesses in our internal controls. While we continually undertake steps to improve our internal control over financial reporting as our business changes, we may not be successful in making the improvements and changes necessary to be able to identify and remediate control deficiencies or material weaknesses on a timely basis. It is possible that our current internal controls and any new internal controls that we develop may become inadequate in the future because of changes in conditions in our business.
If we have difficulty implementing and maintaining effective internal controls over financial reporting, or if we identify a material weakness in our internal controls over financial reporting in the future, we may not detect errors on a timely basis, such that it could harm our operating results, adversely affect our reputation, cause our stock price to decline, or result in inaccurate financial reporting or material misstatements in our annual or interim financial statements. We may be unable to maintain compliance with securities laws, stock exchange listing requirements and debt instruments’ covenants regarding the timely filing of accurate periodic reports, which could lead to investigations by Nasdaq, the SEC or other regulatory authorities or litigations with our creditors and/or stockholders, hence requiring additional management attention and impairing our ability to operate our business. Our liquidity, access to capital markets and perceptions of our creditworthiness may be adversely affected. We could be required to implement expensive and time-consuming remedial measures. Our independent registered public accounting firm may issue reports that are adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating, or if it is not satisfied with our remediation of any identified material weaknesses. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material adverse effect on our business, financial position, results of operations, and cash flows.

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
We have experienced targeted and non-targeted cybersecurity attacks and incidents in the past, and we could in the future experience similar attacks. As of Fiscal 2024, we have not identified any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected us, our business strategy, results of operations or financial condition. For more information about the Company’s assessment of cybersecurity risks, see the risk factor titled “A privacy breach, through a cybersecurity incident or otherwise, or failure to comply with privacy laws could have a material adverse effect on our business” in Part I, Item 1A, “Risk Factors”.
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
Our CTO’s background includes more than 20 years of experience in the technology domain, with 15 years in the retail industry, leading e-commerce implementations and large scale transformation projects such as adopting cybersecurity best practices. Our VP, IT has more than 30 years of experience implementing security in complex manufacturing and retail environments. Their combined in-depth knowledge and experience are instrumental in developing and executing our cybersecurity risk management program.
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

ITEM 2.    PROPERTIES.
We lease all of our existing store locations in the United States, Puerto Rico, and Canada, with lease terms expiring through 2032. The average unexpired lease term for our stores is approximately 1.9 years in the United States, Puerto Rico, and Canada. Generally, we enter into initial lease terms for our stores ranging between 1 - 10 years at inception and provide for contingent rent based on sales in excess of specific minimums. We anticipate that we will be able to extend those leases which we wish to extend on satisfactory terms as they expire or relocate to more desirable locations.
The following table sets forth information with respect to certain of our non-store locations as of February 1, 2025:

Location	Use	Approximate Sq. Footage	Current Lease Term Expiration
Fort Payne, AL (1)	Store Distribution Center / E-commerce Fulfillment Center	700,000	Owned
Stevenson, AL (1)	Offsite Storage	450,000	1/31/2026
Oxford, AL (1) (5)	Offsite Storage	122,000	3/31/2025
Scottsboro, AL (1)	Offsite Storage	303,000	7/31/2026
Fort Payne, AL (1) (2)	Offsite Storage	569,000	1/31/2027
Hong Kong, China (3)	Product Support	11,000	4/30/2027
500 Plaza Drive, Secaucus, NJ (3)	Corporate Offices	120,000	5/31/2037
Lahore, Pakistan (4)	Corporate Offices	20,000	11/30/2034
____________________________________________
(1)Supports our stores, wholesale, and e-commerce business in both the U.S. and Canada.
(2)Includes four separate offsite storage facility locations.

(3)Supports our U.S. stores, our e-commerce business, our Canadian stores, our international franchisees, and wholesale business.
(4)     Supports back-office functions, sourcing services and other business and corporate matters as needed. The corporate office is expected to be fully operational in the second quarter of Fiscal 2025.
(5)    The current lease expired on March 31, 2025 and is expected to be renewed until June 30, 2025.
We also use a third-party provider operating a 315,000 square foot distribution center in Indiana and 184,000 square foot distribution center in Ontario, Canada to support our U.S. and Canadian e-commerce fulfillment operations, respectively.

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
The Company engaged in mediation proceedings with the plaintiffs in December 2016 and April 2017. The parties reached an agreement in principle in April 2017, and signed a definitive settlement agreement in November 2017, to settle the matter on a class basis with all individuals in the U.S. who made a qualifying purchase at The Children’s Place from February 11, 2012 through January 28, 2020, the date of preliminary approval by the court of the settlement. The Company submitted its memorandum in support of final approval of the class settlement on March 2, 2021. On March 29, 2021, the court granted final approval of the class settlement and denied plaintiff’s motion for attorney’s fees, with the amount of attorney’s fees to be decided after the class recovery amount has been determined. The settlement provides merchandise vouchers for qualified class members who submit valid claims, as well as payment of legal fees and expenses and claims administration expenses. Vouchers were distributed to class members on November 15, 2021 and they were eligible for redemption in multiple rounds through November 2023. On February 23, 2024, a hearing on motion for preliminary injunction and permanent injunction and to enforce judgement and settlement agreement was held. Pending receipt of the court’s ruling, upon the court’s order, the plaintiff filed a renewed motion for attorneys’ fees, costs and incentive awards on March 4, 2024, to which the Company filed a statement of non-opposition on April 1, 2024. Because the plaintiff was seeking less than the maximum amount agreed to in the settlement, the Company requested that such difference in amount be distributed as vouchers to authorized class members, pursuant to the settlement agreement. The hearing for the motion for attorneys’ fees, costs, and incentive awards resulted in the court granting the plaintiff’s counsel approximately $0.3 million in fees, costs and incentive awards. The balance of funds initially reserved for the plaintiff counsel’s fees and costs have now been issued as a single, final round of merchandise vouchers for qualified class members, which expired in March 2025. In connection with the settlement, the Company recorded a reserve for $5.0 million in its consolidated financial statements in fiscal year 2017. Following the court’s recent decision(s), the Company released $2.3 million from its previously established reserve during Fiscal 2024.
Similar to the Rael case above, the Company is also a defendant in Gabriela Gonzalez v. The Children’s Place, Inc., a purported class action, pending in the U.S. District Court, Central District of California. The plaintiff alleged that the Company had falsely advertised discounts that do not exist, in violation of California’s Unfair Competition Laws, False Advertising Law and the California Consumer Legal Remedies Act. The Company filed a motion to compel arbitration, which the plaintiff did not oppose, and the court granted the motion on August 17, 2022—staying the case pending the outcome of the arbitration. The demand for arbitration was filed on October 4, 2022, in connection with the individual claim of the plaintiff. A mass arbitration firm associated with plaintiff’s counsel then conducted an advertising campaign for claimants to conduct a mass arbitration. In part, to avoid the mass arbitration, the parties stipulated to return the original plaintiff’s claim to court to proceed as a class action. Accordingly, the arbitration would not be proceeding and the Company’s response to the original plaintiff’s complaint in court was filed on July 20, 2023. On August 16, 2023, however, the Company began to receive notices regarding an initial tranche of approximately 1,300 individual demands that were filed with Judicial Arbitration and Mediation Services, Inc. (“JAMS”) as part of a related mass arbitration claim. The parties participated in mediation proceedings on November 15, 2023 and February 9, 2024. The parties agreed to further discuss settlement options in May 2024, which occurred without resolution. In late May, due to the judge’s retirement, the Gonzalez action was transferred and reassigned to a different judge. Deadlines were therefore reset, including the Company’s motion to dismiss. On June 10, 2024, JAMS advised that it would be pausing its administration of the claims until the parties resolve their dispute over which set of arbitration terms apply to the case. The Company’s motion to dismiss was denied in November 2024. Any liability arising out of these proceedings is not expected to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is listed on the Nasdaq Global Select Market, or Nasdaq, under the symbol “PLCE”. Mithaq Capital SPC, a Cayman segregated portfolio company (“Mithaq”) currently holds more than 50% of our outstanding shares of common stock and is a controlling stockholder of the Company. On April 11, 2025, the number of holders of record of our common stock was 34. The majority of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
In November 2021, our Board of Directors authorized a $250.0 million share repurchase program (the “Share Repurchase Program”). Under this program, we may repurchase shares on the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, and other market and business conditions. We may suspend or discontinue the program at any time and may thereafter reinstitute purchases, all without prior announcement. Currently, given the terms of our credit agreement, dated as of May 9, 2019, (as amended from time to time, the “Credit Agreement”), by and among the Company and certain of its subsidiaries, and the lenders party thereto (collectively, the “Credit Agreement Lenders”), as amended by its seventh amendment to the Credit Agreement (the “Seventh Amendment”), dated as of April 18, 2024, described in “Note 9. Debt” of the Consolidated Financial Statements, “Item 8. Financial Statements and Supplementary Data” of this Form 10-K, the repurchase of any shares would require fulfilling the heightened payment conditions under our Credit Agreement, except that repurchases of shares as described below, pursuant to our practice as a result of our insider trading policy, are expressly permitted. As of February 1, 2025, there was $156.5 million remaining availability under the Share Repurchase Program.
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
The following table summarizes our share repurchases:

	Fiscal Years Ended
	February 1, 2025		February 3, 2024
	Shares	Amount	Shares	Amount
	(in thousands)
Share repurchases related to:
Share repurchase program	71	$674	210	$7,131
Shares acquired and held in treasury	5	$66	8	$245
The following table provides a fiscal month-to-month summary of our share repurchase activity during the 13 weeks ended February 1, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs
November 3, 2024 through November 30, 2024	—	—	—	$156,657
December 1, 2024 through January 4, 2025 (1)	6,691	16.15	6,691	156,549
January 5, 2025 through February 1, 2025	—	—	—	156,549
Total	6,691	$16.15	6,691	$156,549
____________________________________________
(1)    Includes 6,691 shares withheld to cover taxes in conjunction with the vesting of stock awards.

Equity Plan Compensation Information
On May 20, 2011, our stockholders approved the 2011 Equity Incentive Plan (the “2011 Equity Plan”). The following table provides information as of February 1, 2025, about the shares of our common stock that may be issued under our equity compensation plans.

	COLUMN (A)	COLUMN (B)	COLUMN (C)
Plan Category	Securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Securities remaining available for future issuances under equity compensation plans (excluding securities reflected in Column (A))
Equity Compensation Plans Approved by Security Holders	N/A	N/A	278,400
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A
Total	N/A	N/A	278,400

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion should be read in conjunction with our audited financial statements and notes thereto included in Part IV, Item 15. Exhibits and Financial Statement Schedules. This Annual Report on Form 10-K contains or may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including but not limited to statements relating to the Company’s strategic initiatives and results of operations, including adjusted net income (loss) per diluted share. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “plan,” “project,” “expect,” “anticipate,” “estimate,” “believe,” and similar words, although some forward-looking statements are expressed differently. These forward-looking statements are based upon the Company’s current expectations and assumptions and are subject to various risks and uncertainties that could cause actual results and performance to differ materially. Some of these risks and uncertainties are described in the Company’s filings with the Securities and Exchange Commission, including in Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K for the fiscal year ended February 1, 2025. Included among the risks and uncertainties that could cause actual results and performance to differ materially are the risk that the Company will be unable to achieve operating results at levels sufficient to fund and/or finance the Company’s current level of operations and repayment of indebtedness, the risk that the Company will be unsuccessful in gauging fashion trends and changing consumer preferences, the risks resulting from the highly competitive nature of the Company’s business and its dependence on consumer spending patterns, which may be affected by changes in economic conditions (including inflation), the risk that changes in the Company’s plans and strategies with respect to pricing, capital allocation, capital structure, investor communications and/or operations may have a negative effect on the Company’s business, the risk that the Company’s strategic initiatives to increase sales and margin, improve operational efficiencies, enhance operating controls, decentralize operational authority and reshape the Company’s culture are delayed or do not result in anticipated improvements, the risk of delays, interruptions, disruptions and higher costs in the Company’s global supply chain, including resulting from disease outbreaks, foreign sources of supply in less developed countries, more politically unstable countries, or countries where vendors fail to comply with industry standards or ethical business practices, including the use of forced, indentured or child labor, the risk that the cost of raw materials or energy prices will increase beyond current expectations or that the Company is unable to offset cost increases through value engineering or price increases, various types of litigation, including class action litigation brought under securities, consumer protection, employment, and privacy and information security laws and regulations, the imposition of regulations affecting the importation of foreign-produced merchandise, including duties and tariffs, risks related to the existence of a controlling stockholder, and the uncertainty of weather patterns, as well as other risks discussed in the Company’s filings with the SEC from time to time. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
As used in this Annual Report on Form 10-K, references to the “Company”, “The Children’s Place”, “we”, “us”, “our”, and similar terms refer to The Children’s Place, Inc. and its subsidiaries. Our fiscal year ends on the Saturday on or nearest to January 31. Other terms that are commonly used in our Management’s Discussion and Analysis of Financial Condition and Results of Operations are defined as follows:
•Fiscal 2025 — The fifty-two weeks ending January 31, 2026
•Fiscal 2024 — The fifty-two weeks ended February 1, 2025
•Fiscal 2023 — The fifty-three weeks ended February 3, 2024
•Fiscal 2022 — The fifty-two weeks ended January 28, 2023
•SEC — U.S. Securities and Exchange Commission
•U.S. GAAP — Generally Accepted Accounting Principles in the United States
•FASB — Financial Accounting Standards Board
•FASB ASC — FASB Accounting Standards Codification, which serves as the source for authoritative U.S. GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative U.S. GAAP for SEC registrants
•AUR — Average unit retail price

•Comparable Retail Sales — Net sales, in constant currency, from stores that have been open for at least 14 consecutive months and from our e-commerce store, excluding postage and handling fees. Store closures in the current fiscal year will be excluded from Comparable Retail Sales beginning in the fiscal quarter in which the store closes. A store that is closed for a substantial remodel, relocation, or material change in size will be excluded from Comparable Retail Sales for at least 14 months beginning in the fiscal quarter in which the closure occurred. However, stores that temporarily close will be excluded from Comparable Retail Sales until the store is re-opened for a full fiscal month
•Cost of Sales — Cost of inventory sold, including certain buying, design, and distribution expenses, and shipping and handling costs on merchandise sold.
•Gross Margin — Gross profit expressed as a percentage of net sales
•SG&A — Selling, general, and administrative expenses
OVERVIEW
Our Business
We are the largest pure-play children’s specialty retailer in North America with an omni-channel portfolio of brands. We design, contract to manufacture, and sell fashionable, high quality apparel, accessories and footwear predominantly at value prices, primarily under our proprietary brands: “The Children’s Place”, “Gymboree”, “Sugar & Jade”, and “PJ Place”. Our global retail and wholesale network includes two digital storefronts, 495 stores in North America, wholesale marketplaces, 190 international points of distribution in 13 countries through our six franchise partners, and social media channels on Instagram, Facebook, X, formerly known as Twitter, YouTube and Pinterest. Our digital storefronts are at www.childrensplace.com and www.gymboree.com, where our customers are able to shop online for the same merchandise available in our physical stores, but also certain exclusive merchandise only available at our e-commerce sites.
Segment Reporting
In accordance with FASB ASC 280—Segment Reporting, we report segment data based on geography: The Children’s Place U.S. and The Children’s Place International. Each segment includes an e-commerce business located at www.childrensplace.com and www.gymboree.com. Included in The Children’s Place U.S. segment are our U.S. and Puerto Rico-based stores and revenue from our U.S.-based wholesale business. Included in The Children’s Place International segment are our Canadian-based stores and revenue from international franchisees. We measure our segment profitability based on operating income (loss), defined as income (loss) before interest and taxes. Net sales and direct costs are recorded by each segment. Certain inventory procurement functions such as production and design, as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services, are managed by The Children’s Place U.S. segment. Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales. The assets related to these functions are not allocated. We periodically review these allocations and adjust them based upon changes in business circumstances. Net sales to external customers are derived from merchandise sales, and we have one U.S. wholesale customer that individually accounted for more than 10% of our net sales during Fiscal 2024. Refer to “Note 17. Segment Information” of the Consolidated Financial Statements of this Form 10-K for more information.
Recent Developments
Macroeconomic conditions, including inflationary pressures, higher interest rates, and other domestic and geopolitical factors, continued to adversely affect our core customer in Fiscal 2024. While some of these inflationary pressures, including freight input costs and product input costs, had improved in Fiscal 2024, we may continue to experience inflationary pressures on our product input costs and distribution costs. In Fiscal 2024, these pressures contributed to a decrease in consumer discretionary apparel purchases. We expect these macroeconomic conditions, including but not limited to increased product input costs, transportation costs, distribution costs, and geopolitical conditions like changes in foreign policies of the United States, and other inflationary pressures, to continue to have an impact during Fiscal 2025.
In February and March 2025, the U.S. government announced the intention to impose tariffs on certain goods imported from Canada, Mexico and China. On April 2, 2025, it was further announced that tariffs would be applied to all countries importing goods to the United States. We continue to monitor the impact of any of these tariffs that become effective, as well as potential retaliatory tariffs imposed by other countries. These tariffs could have a material adverse impact on the global retail industry, supply chains worldwide, and other political and macroeconomic conditions, which could increase our product input costs in Fiscal 2025 and beyond, and also affect customer sentiment in deciding whether to purchase U.S. goods as opposed to other alternatives.

On February 6, 2025, we completed a rights offering (“Rights Offering”) pursuant to which we distributed to the holders of record of our Common stock as of the close of business on December 13, 2024, the record date for the Rights Offering, non-transferable subscription rights to purchase, in the aggregate, up to 9.2 million shares of Common stock. Each subscription right entitled its holder to purchase 0.7220 shares of Common stock at a subscription price of $9.75 per whole share of Common stock. Additionally, rights holders who fully exercised their basic subscription rights were entitled to subscribe for additional shares of Common stock that remained unsubscribed as a result of any unexercised basic subscription rights. The subscription price was payable by rights holders (i) in cash, (ii) by delivery in lieu of cash of an equivalent amount of any indebtedness for borrowed money (principal and/or accrued and unpaid interest) owed by us to such rights holder, or (iii) by delivery of a combination of cash and such indebtedness. Upon the completion of the Rights Offering, we issued 9.2 million shares of Common stock for a total purchase price of $90.0 million.
Mithaq Capital SPC, a Cayman segregated portfolio company (“Mithaq”), which is a controlling stockholder of the Company, purchased 6.7 million of shares of Common stock pursuant to the Rights Offering and as of February 6, 2025, it owns and controls the voting power of 62.2% of our outstanding shares of Common stock. Mithaq paid (i) $5.1 million of the subscription price for such shares in cash and (ii) the remaining $60.2 million of the subscription price for such shares by delivery of indebtedness for borrowed money owed by us to Mithaq pursuant to that certain interest-free unsecured promissory note for a $78.6 million term loan (the “Initial Mithaq Term Loan”), dated February 29, 2024, by and among us, certain subsidiaries of the Company, and Mithaq. Accordingly, the aggregate outstanding indebtedness owed by us to Mithaq pursuant to both of our term loans from Mithaq, collectively, has been reduced to $108.4 million as of February 6, 2025. We received approximately $29.8 million in gross cash proceeds from the Rights Offering on February 6, 2025. Substantially all of the gross cash proceeds from the Rights Offering were used towards prepaying our asset-based revolving credit facility (the “ABL Credit Facility”) under our Amended and Restated Credit Agreement dated May 9, 2019 (as amended from time to time, the “Credit Agreement”), with Wells Fargo, National Association (“Wells Fargo”), Bank of America, N.A., HSBC Bank (USA), N.A., JPMorgan Chase Bank, N.A., Truist Bank and PNC Bank, National Association, as lenders (collectively, the “Credit Agreement Lenders”), and Wells Fargo, as Administrative Agent, Collateral Agent and Swing Line Lender.
On March 17, 2025, we announced that John Szczepanksi has been appointed Chief Financial Officer, effective March 31, 2025.
Pillar Two Model Rules
The Organization for Economic Cooperation and Development (“OECD”) has introduced a global minimum corporate tax rate of 15% under its Pillar Two initiative (“Pillar Two”), effective for tax years beginning in January 2024. Although the U.S. and Hong Kong had not yet adopted the Pillar Two rules in 2024, other regions where we conduct business, primarily Canada, have begun to enact such legislation. The implementation of the Pillar Two rules in each jurisdiction in which it operates is not expected to have a material impact on our effective tax rate. We are closely monitoring legislative developments globally to evaluate potential impacts on our financial statements as more regions implement the Pillar Two rules.
Operating Highlights
Net sales decreased $216.2 million, or 13.5%, to $1.386 billion during Fiscal 2024 from $1.603 billion during Fiscal 2023, primarily due to anticipated declines in e-commerce demand due to the rationalization of promotions, reductions in inflated and unprofitable marketing spend, and the strategic decision to change “free shipping” offers, as we proactively sacrificed unprofitable sales in an effort to improve profitability. The Company also experienced a decrease in brick-and-mortar revenue due to a lower store count and lower sales volume. This was partially offset by an increase in wholesale revenue, as we continue to strengthen relationships with our partners. During Fiscal 2024, we closed 29 stores and opened one Gymboree stand-alone store in Paramus, New Jersey. Comparable retail sales decreased 13.4% for Fiscal 2024, largely due to the planned decrease in e-commerce revenue.
Gross profit increased $14.2 million, or 3.2%, to $459.5 million during Fiscal 2024 from $445.3 million during Fiscal 2023. Gross margin increased 530 basis points to 33.1% during Fiscal 2024, compared to 27.8% during Fiscal 2023. The increase in gross margin was primarily due to reductions in product input costs, including cotton and supply chain costs, which negatively impacted margins in the prior year. These improvements in input costs were combined with the success of our strategies to rationalize profit-draining promotions and limit unprofitable shipping offers, in addition to optimized shipping carrier rates, which resulted in a significant reduction in freight costs.
Operating loss was $(13.7) million during Fiscal 2024 compared to $(83.8) million during Fiscal 2023. Operating margin leveraged 420 basis points to (1.0)% of net sales.
Net loss was $(57.8) million, or $(4.53) per diluted share, during Fiscal 2024 compared to $(154.5) million, or $(12.34) per diluted share, during Fiscal 2023, due to the factors discussed above.

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

	Fiscal Year Ended		Fiscal Year Ended		Variance
	February 1, 2025	% of Net Sales	February 3, 2024	% of Net Sales	$	%	% of Net Sales
	(amounts in thousands)
Net sales	$1,386,269	100.0%	$1,602,508	100.0%	$(216,239)	(13.5)%	—%
Cost of sales (exclusive of depreciation and amortization)	926,808	66.9%	1,157,234	72.2%	(230,426)	(19.9)%	(5.3)%
Gross profit	459,461	33.1%	445,274	27.8%	14,187	3.2%	5.3%
Selling, general, and administrative expenses	405,550	29.3%	447,343	27.9%	(41,793)	(9.3)%	1.4%
Depreciation and amortization	39,612	2.9%	47,186	2.9%	(7,574)	(16.1)%	—%
Asset impairment charges	28,000	2.0%	34,543	2.2%	(6,543)	(18.9)%	(0.2)%
Operating loss	(13,701)	(1.0)%	(83,798)	(5.2)%	70,097	(83.6)%	4.2%
Related party interest expense	(6,493)	(0.5)%	—	—%	(6,493)	(100.0)%	(0.5)%
Other interest expense, net	(29,254)	(2.1)%	(30,000)	(1.9)%	746	(2.5)%	(0.2)%
Loss before provision for income taxes	(49,448)	(3.6)%	(113,798)	(7.1)%	64,350	(56.5)%	3.5%
Provision for income taxes	8,371	0.6%	40,743	2.5%	32,372	(79.5)%	(1.9)%
Net loss	$(57,819)	(4.2)%	$(154,541)	(9.6)%	$96,722	(62.6)%	5.4%
Non-GAAP Reconciliation
We have presented certain measures on a non-GAAP basis. Adjusted net loss, adjusted net loss per diluted share, adjusted selling, general, and administrative expenses, and adjusted operating income (loss) are non-GAAP measures. These measures are not intended to replace GAAP financial information, and may be different from non-GAAP measures reported by other companies. The most comparable GAAP measures are net loss, net loss per diluted share, selling, general, and administrative expenses, and operating income (loss), respectively. We believe the income and expense items excluded as non-GAAP adjustments are not reflective of the performance of our core business, and that providing this supplemental disclosure to investors will facilitate comparisons of the past and present performance of our core business.
Fiscal 2024 Compared to Fiscal 2023
Net sales decreased $216.2 million, or 13.5%, to $1.386 billion during Fiscal 2024 from $1.603 billion during Fiscal 2023, primarily due to anticipated declines in e-commerce demand due to the rationalization of promotions, reductions in inflated and unprofitable marketing spend, and the strategic decision to change “free shipping” offers, as we proactively sacrificed unprofitable sales in an effort to improve profitability. We also experienced a decrease in brick-and-mortar revenue due to a lower store count and lower sales volume. This was partially offset by an increase in wholesale revenue, as we continue to strengthen relationships with our partners. Comparable retail sales decreased 13.4% for Fiscal 2024, largely due to the planned decrease in e-commerce revenue.
Gross profit increased $14.2 million, or 3.2%, to $459.5 million during Fiscal 2024 from $445.3 million during Fiscal 2023. Gross margin increased 530 basis points to 33.1% of net sales during Fiscal 2024, compared to 27.8% during Fiscal 2023. The increase in gross margin was primarily due to reductions in product input costs, including cotton and supply chain costs, which negatively impacted margins in the prior year. These improvements in input costs were combined with the success of our strategies to rationalize profit-draining promotions and limit unprofitable shipping offers, in addition to optimized shipping carrier rates, which resulted in a significant reduction in freight costs.

Gross profit is calculated as consolidated net sales less cost of goods sold. Gross margin is calculated as gross profit divided by consolidated net sales. Gross profit as a percentage of net sales is dependent upon a variety of factors, including changes in the relative sales mix among distribution channels, changes in the mix of products sold, the timing and level of promotional activities, changes in foreign currency exchange rates, and fluctuations in input costs. These factors, among others, may cause gross profit as a percentage of net sales to fluctuate from period to period.
Selling, general, and administrative expenses were $405.6 million during Fiscal 2024, compared to $447.3 million during Fiscal 2023. The decrease in SG&A was due to significant reductions in marketing expenses of $31.0 million, as we eliminated inflated and unprofitable marketing costs and to a lesser extent, due to reductions in store payroll and corporate payroll. We were successful in reducing SG&A expenses by $41.7 million despite an increase in incentive compensation and equity compensation of $21.0 million. Fiscal 2024 results included incremental operating expenses of $35.3 million, including restructuring costs of $11.7 million, primarily due to changes in our senior leadership team, non-cash equity compensation charges of $9.9 million and other fees of $3.8 million associated with the change of control, financing-related charges of $7.0 million, lender required consulting fees of $2.4 million, fleet optimization costs of $1.4 million, costs associated with the closure of our Canada distribution center of $0.8 million, and other professional and consulting fees of $0.6 million, partially offset by the reversal of a legal settlement accrual of $2.3 million. Fiscal 2023 results included incremental operating expenses of $14.9 million, including restructuring costs of $10.5 million, fleet optimization costs of $3.1 million, a reserve of $3.0 million for a customer lawsuit, contract termination costs of $3.0 million, professional and consulting fees of $1.8 million, partially offset by a settlement payment received of $6.5 million. Excluding the impact of these charges, Adjusted SG&A expenses were $370.3 million during Fiscal 2024, compared to $432.5 million during Fiscal 2023, and leveraged 30 basis points to 26.7% of net sales. This represents the lowest level of Adjusted selling, general, and administrative expenses in over 15 years for a full fiscal year.
Depreciation and amortization was $39.6 million during Fiscal 2024, compared to $47.2 million during Fiscal 2023. This decrease was primarily driven by reduced depreciation of capitalized software and the permanent closure of 29 stores during Fiscal 2024.
Asset impairment charges were $28.0 million during Fiscal 2024 due to the reduction in fair value of the Gymboree tradename, which was primarily due to reductions in Gymboree sales forecasts. Asset impairment charges were $34.5 million during Fiscal 2023 for long-lived assets, inclusive of ROU assets. These charges were due to the reduction in fair value of the Gymboree tradename attributable to an increase in the discount rate used to value the tradename and reductions in Gymboree sales forecasts. The remaining impairment charges were related to underperforming stores identified in our ongoing store portfolio evaluation primarily as a result of decreased net sales and cash flow projections.
Operating loss was $(13.7) million during Fiscal 2024, compared to $(83.8) million during Fiscal 2023. The Fiscal 2024 results were impacted by incremental operating expense of $66.4 million, including SG&A expenses of $35.3 million, as described above, asset impairment charges of $28.0 million on the Gymboree tradename, accelerated depreciation of $2.2 million, and additional change in control charges impacting gross margin of $0.9 million. The Fiscal 2023 results were impacted by incremental operating expenses of $51.3 million, including SG&A expenses of $14.9 million, as described above, asset impairment charges of $34.5 million, and accelerated depreciation of $2.0 million. Excluding the impact of these incremental charges, Adjusted operating income was $52.7 million during Fiscal 2024, compared to an Adjusted operating loss of $(32.5) million and leveraged 580 basis points to 3.8% of net sales.
Related party interest expense was $6.5 million during Fiscal 2024, due to interest-equivalent charges from loans entered into with Mithaq during Fiscal 2024. There was no related party interest expense during Fiscal 2023.
Other interest expense, net was $29.3 million during Fiscal 2024, compared to $30.0 million during Fiscal 2023. The decrease was primarily due to the paydown of the $50.0 million term loan (the “2021 Term Loan”) under our Credit Agreement, partially offset by higher average interest rates associated with our ABL Credit Facility.
Provision for income taxes was $8.4 million during Fiscal 2024, compared to $40.7 million during Fiscal 2023. Our effective tax rate was a provision of (16.9)% and (35.8)% during Fiscal 2024 and Fiscal 2023, respectively. The change in our effective tax rate and income tax provision for Fiscal 2024 compared to Fiscal 2023 was primarily driven by the establishment of a valuation allowance against our net deferred tax assets in Fiscal 2023 and a shift in the jurisdictional earnings mix in Fiscal 2024. We continue to adjust the valuation allowance based on ongoing operating results.
Net loss was $(57.8) million, or $(4.53) per diluted share, during Fiscal 2024, compared to $(154.5) million, or $(12.34) per diluted share, during Fiscal 2023, due to the factors described above. Adjusted net income was $5.5 million, or $0.43 per diluted share during Fiscal 2024, compared to Adjusted net loss of $(103.3) million, or $(8.25) per diluted share, during Fiscal 2023 due to factors described above, in addition to the impact of income taxes of $3.1 million on the non-GAAP charges.

The following table sets forth Net sales and Operating loss, respectively, by segment, for the periods indicated:

	Fiscal Years Ended
	February 1, 2025	February 3, 2024
	(in thousands)
The Children’s Place U.S.	$1,266,500	$1,457,352
The Children’s Place International (1)	119,769	145,156
Total net sales	$1,386,269	$1,602,508
___________________________________________
(1)The Company’s foreign subsidiaries, primarily in Canada, have operating results based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S dollars.

	Fiscal Years Ended
	February 1, 2025	February 3, 2024
	(in thousands)
The Children’s Place U.S.	$(3,746)	$(86,482)
The Children’s Place International	(9,955)	2,684
Total segment operating loss	$(13,701)	$(83,798)

The Children’s Place U.S.	(0.3)%	(5.9)%
The Children’s Place International	(8.3)%	1.8%
Total segment operating loss as a percentage of net sales	(1.0)%	(5.2)%
The Children’s Place U.S. Net sales decreased $190.9 million, or 13.1%, to $1.266 billion during Fiscal 2024, compared to $1.457 billion during Fiscal 2023, primarily due to anticipated declines in e-commerce demand due to the rationalization of promotions, reductions in inflated and unprofitable marketing spend, and the strategic decision to change “free shipping” offers, as we proactively sacrificed unprofitable sales in an effort to improve profitability. We also experienced a decrease in brick-and-mortar revenue due to a lower store count and lower sales volume. This was partially offset by an increase in wholesale revenue, as we continue to strengthen relationships with our partners.
The Children’s Place International Net sales decreased $25.4 million, or 17.5%, to $119.8 million during Fiscal 2024, compared to $145.2 million during Fiscal 2023, primarily due to anticipated declines in e-commerce demand due to the rationalization of promotions, reductions in inflated and unprofitable marketing spend, and the strategic decision to change “free shipping” offers, as we proactively sacrificed unprofitable sales in an effort to improve profitability. We also experienced a decrease in brick-and-mortar revenue due to a lower store count and lower sales volume.
The Children’s Place U.S. Operating loss was $(3.7) million during Fiscal 2024, compared to $(86.5) million during Fiscal 2023. The Children’s Place U.S. operating margin improved during Fiscal 2024 primarily due to the success of our strategies to rationalize profit-draining promotions and limit unprofitable shipping offers, in addition to optimized shipping carrier rates, which resulted in a significant reduction in freight costs. We were also able to significantly reduce marketing expenses, as we eliminated inflated and unprofitable marketing costs and to a lesser extent, by reductions in store payroll and corporate payroll.
The Children’s Place International Operating loss was $(10.0) million during Fiscal 2024, compared to Operating income of $2.7 million during Fiscal 2023. The Children’s Place International operating margin was negatively impacted during Fiscal 2024 due to shifts in our supply chain which resulted in increased freight, duty and commission costs to transfer inventory from the U.S. into Canada, partially offset by occupancy cost savings achieved due to the closure of our distribution center in Toronto, Canada.
Fiscal 2023 Compared to Fiscal 2022
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2024 for the Fiscal 2023 to Fiscal 2022 comparative discussion.

QUARTERLY RESULTS AND SEASONALITY
Our quarterly results of operations have fluctuated and are expected to continue to fluctuate materially depending on a variety of factors, including overall economic conditions, the timing and number of store openings and closures, increases or decreases in Comparable Retail Sales, weather conditions (such as unseasonable temperatures or storms), and changes in our merchandise mix and pricing strategy, including changes to address competitive factors. The combination and severity of one or more of these factors could result in material fluctuations in our results of operations.
In connection with the completion of our Rights Offering on February 6, 2025, our diluted weighted average common shares outstanding and diluted earnings (loss) per common share were retroactively adjusted for all periods presented by a factor of 1.002. Refer to “Note 18. Subsequent Events” of the Consolidated Financial Statements of this Form 10-K for more information.
The following table sets forth certain statement of operations data for each of our last four fiscal quarters. The quarterly statement of operations data set forth below reflect, in our opinion, all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the results of operations for these fiscal quarters (unaudited):

	Fiscal Year Ended February 1, 2025
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except diluted earnings (loss) per common share)
Net sales	$267,878	$319,655	$390,173	$408,562
Cost of sales (exclusive of depreciation and amortization)	175,137	207,861	251,832	291,977
Gross profit	92,741	111,794	138,341	116,585
Selling, general, and administrative expenses	109,094	96,065	99,817	100,574
Depreciation and amortization	11,635	9,505	9,266	9,206
Asset impairment charges	—	28,000	—	—
Operating income (loss)	(27,988)	(21,776)	29,258	6,805
Related party interest expense	(389)	(2,087)	(2,078)	(1,939)
Other interest expense, net	(7,332)	(7,144)	(8,000)	(6,778)
Income (loss) before provision (benefit) for income taxes	(35,709)	(31,007)	19,180	(1,912)
Provision (benefit) for income taxes	2,086	1,107	(900)	6,078
Net income (loss)	$(37,795)	$(32,114)	$20,080	$(7,990)

Diluted earnings (loss) per common share	$(2.98)	$(2.51)	$1.57	$(0.62)
Diluted weighted average common shares outstanding	12,665	12,793	12,822	12,805

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our working capital needs typically follow a seasonal pattern, peaking during the third fiscal quarter based on seasonal inventory purchases. Our primary uses of cash are for working capital requirements, which consist primarily of inventory purchases, rent and marketing expenses; the payment of interest expense on our ABL Credit Facility, and the financing of capital projects.
During Fiscal 2024, we entered into an interest-free, unsecured and subordinated promissory note with Mithaq for a $78.6 million Initial Mithaq Term Loan and an unsecured and subordinated $90.0 million term loan (the “New Mithaq Term Loan”; and together with the Initial Mithaq Term Loan, collectively, the “Mithaq Term Loans”). As of February 6, 2025, $60.2 million under the Initial Mithaq Term Loan was repaid pursuant to the completion of the Rights Offering, leaving an aggregate of $108.4 million outstanding under the Mithaq Term Loans.
As of February 1, 2025, we had $245.7 million of outstanding borrowings under our $433.0 million ABL Credit Facility and no borrowings under our $40.0 million senior unsecured credit facility with Mithaq (the “Mithaq Credit Facility”).

Our working capital deficit decreased $114.2 million to $50.1 million at February 1, 2025, compared to $164.3 million at February 3, 2024, primarily reflecting a decrease in our accounts payable balances as we paid down past due vendors, partially offset by an increase in our inventory and accounts receivable balances.
As of February 1, 2025, we had total liquidity of $85.5 million, including $40.2 million of availability under our ABL Credit Facility, $40.0 million of availability under our Mithaq Credit Facility and $5.3 million of cash on hand. At February 1, 2025, we had $16.0 million of outstanding letters of credit with an additional $9.0 million available for issuing letters of credit under our ABL Credit Facility.
We expect to be able to meet our working capital and capital expenditure requirements for at least the next twelve months from the date that our consolidated financial statements for Fiscal 2024 were issued, by using our cash on hand, cash flows from operations, and availability under our ABL Credit Facility and Mithaq Credit Facility.
Share Repurchase Program
In November 2021, the board of directors (the “Board of Directors”) authorized a $250.0 million share repurchase program (the “Share Repurchase Program”). Currently, given the terms of our Credit Agreement, as amended by the seventh amendment to the Credit Agreement (the “Seventh Amendment”), dated as of April 18, 2024, the repurchase of any shares would require fulfilling the heightened payment conditions under our Credit Agreement, except that repurchases of shares as described above in “Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”, pursuant to our practice as a result of our insider trading policy, are expressly permitted. During Fiscal 2024, we repurchased approximately 0.1 million shares of our common stock for $0.7 million, consisting of shares surrendered to cover tax withholdings associated with the vesting of equity awards. During Fiscal 2023, we repurchased approximately 0.2 million shares for $7.1 million, consisting of shares surrendered to cover tax withholding associated with the vesting of equity awards. As of February 1, 2025, there was $156.5 million remaining availability under the Share Repurchase Program.
Cash Flows and Capital Expenditures
Cash used in operating activities was $117.6 million during Fiscal 2024, compared to $92.8 million of cash provided by operating activities during Fiscal 2023. Cash used in operating activities during Fiscal 2024 was primarily the result of a decrease in accounts payable as we paid down past due vendors and an increase in inventory. Cash provided by operating activities of $92.8 million during Fiscal 2023 was primarily the result of a lower inventory balance, reflecting lower average unit costs, and improved inventory management, as well as an increase in accounts payable and other planned changes in working capital.
Cash used in investing activities was $15.8 million during Fiscal 2024, compared to $27.8 million during Fiscal 2023. The decrease was driven by lower capital expenditures incurred during the year.
Cash provided by financing activities was $128.4 million during Fiscal 2024, compared to cash used in financing activities of $68.3 million during Fiscal 2023. The increase primarily resulted from proceeds from higher net borrowings under our ABL Credit Facility and the Mithaq Term Loans, partially offset by the repayment of the 2021 Term Loan.
Our ability to continue to meet our capital requirements in Fiscal 2025 depends on our cash on hand, our ability to generate cash flows from operations, and available borrowings under our ABL Credit Facility and Mithaq Credit Facility. Cash flows generated from operations depends on our ability to achieve our financial plans. We believe that our cash on hand, cash generated from operations, and funds available to us through our ABL Credit Facility and Mithaq Credit Facility will be sufficient to fund our capital and other cash requirements for the foreseeable future.
Selected Consolidated Balance Sheets Data
Certain components of our Consolidated Balance Sheets as of February 1, 2025 and February 3, 2024 were as follows:

	Fiscal Years Ended
	February 1, 2025	February 3, 2024
	(in thousands)
Accounts receivable	$42,701	$33,219
Inventories	399,602	362,099
Accounts payable	126,716	225,549
Accounts receivable were $42.7 million at February 1, 2025, compared to $33.2 million at February 3, 2024. The increase of $9.5 million, or 28.5%, was primarily driven by the timing of wholesale customer shipments and associated payments.

Inventories were $399.6 million at February 1, 2025, compared to $362.1 million at February 3, 2024. The increase of $37.5 million, or 10.4%, was primarily the result of a higher number of units on hand.
Accounts payable were $126.7 million at February 1, 2025, compared to $225.5 million at February 3, 2024. The decrease of $98.8 million, or 43.8%, was primarily the result of paying down past due vendors that existed at the end of Fiscal 2023.
ABL Credit Facility and 2021 Term Loan
We and certain of our subsidiaries maintain the $433.0 million ABL Credit Facility and, before it was fully repaid, maintained the 2021 Term Loan under our Credit Agreement. The ABL Credit Facility will mature and, before it was fully repaid, the 2021 Term Loan would have matured, in November 2026.
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
For Fiscal 2024, Fiscal 2023, and Fiscal 2022, we recognized $25.0 million, $24.2 million, and $10.2 million, respectively, in interest expense related to the ABL Credit Facility.
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
The ABL Credit Facility contains covenants, which include conditions on stock buybacks and the payment of cash dividends or similar payments. These covenants also limit our ability and our subsidiaries’ ability to incur certain liens, to incur certain indebtedness, to make certain investments, acquisitions, or dispositions or to change the nature of our business. Pursuant to the Seventh Amendment, the requisite payment condition thresholds for some of these covenants have been heightened, resulting in certain actions such as the repurchase of shares and payment of cash dividends becoming more difficult to perform. Additionally, if we are unable to maintain a certain amount of excess availability for borrowings (the “excess availability threshold”), we may be subject to cash dominion.
The ABL Credit Facility contains customary events of default, which include (subject in certain cases to customary grace and cure periods) nonpayment of principal or interest, breach of covenants, failure to pay certain other indebtedness, and certain events of bankruptcy, insolvency or reorganization, such as a change of control.

The tables below present the components of our ABL Credit Facility as of the end of Fiscal 2024 and Fiscal 2023:

	February 1, 2025	February 3, 2024
	(in millions)
Total borrowing base availability (1)	$301.9	$258.4
Credit facility availability (1)	433.0	400.5
Maximum borrowing availability (2)	301.9	258.4

Outstanding borrowings	245.7	226.7
Letters of credit outstanding—standby	16.0	7.4
Utilization of credit facility at end of period	261.7	234.1

Availability (3)	$40.2	$24.3

Interest rate at end of period	7.6%	8.1%

	February 1, 2025	February 3, 2024
	(in millions)
Average end-of-day loan balance during the period	$284.5	$315.5
Highest end-of-day loan balance during the period	$366.9	$379.4

Average interest rate	8.7%	7.5%
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
(3)The sub-limit availability for letters of credit was $9.0 million at February 1, 2025 and $42.6 million at February 3, 2024.
The 2021 Term Loan bore interest, payable monthly, at (i) the SOFR per annum plus 2.750% for any portion that was a SOFR loan, or (ii) the base rate per annum plus 2.000% for any portion that was a base rate loan. The 2021 Term Loan was pre-payable at any time without penalty, and did not require amortization. For Fiscal 2024, Fiscal 2023, and Fiscal 2022, we recognized $1.1 million, $4.0 million, and $2.3 million respectively, in interest expense related to the 2021 Term Loan.
As of April 18, 2024, the 2021 Term Loan was fully repaid.
As of February 1, 2025 and February 3, 2024, unamortized deferred financing costs amounted to $3.8 million and $2.2 million, respectively, related to our ABL Credit Facility.
Mithaq Term Loans
Mithaq is a controlling stockholder of the Company. We and certain of our subsidiaries maintain the Initial Mithaq Term Loan, consisting of (i) a first tranche in an aggregate principal amount of $30.0 million (the “First Tranche”) and (ii) a second tranche in an aggregate principal amount of $48.6 million (the “Second Tranche”). We received the First Tranche on February 29, 2024 and the Second Tranche on March 8, 2024.
The Initial Mithaq Term Loan matures on February 15, 2027. The Initial Mithaq Term Loan is guaranteed by each of our subsidiaries that guarantee our ABL Credit Facility.
We and certain of our subsidiaries also maintain the New Mithaq Term Loan.
The New Mithaq Term Loan matures on April 16, 2027, and requires monthly payments equivalent to interest charged at the SOFR plus 4.000% per annum, with such monthly payments to Mithaq deferred until April 30, 2025. The New Mithaq Term Loan is guaranteed by each of our subsidiaries that guarantee our ABL Credit Facility. For Fiscal 2024, we recognized $6.5 million in deferred interest-equivalent expense related to the New Mithaq Term Loan.

The Mithaq Term Loans are subject to an amended and restated subordination agreement (as amended from time to time, the “Subordination Agreement”), dated as of April 16, 2024, by and among the Company and certain of our subsidiaries, Wells Fargo and Mithaq, pursuant to which the Mithaq Term Loans are subordinated in payment priority to the obligations of us and our subsidiaries under the Credit Agreement. Subject to such subordination terms, the Mithaq Term Loans are prepayable at any time and from time to time without penalty and do not require any mandatory prepayments.
The Mithaq Term Loans contain customary affirmative and negative covenants substantially similar to a subset of the covenants set forth in the Credit Agreement, including limits on our ability and our subsidiaries’ ability to incur certain liens, to incur certain indebtedness, to make certain investments, acquisitions, dispositions or restricted payments, or to change the nature of our business. The Mithaq Term Loans, however, do not provide for any closing, prepayment or exit fees, or other fees typical for transactions of this nature, do not impose additional reserves on borrowings under the Credit Agreement, and do not contain certain other restrictive covenants.
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
As of February 1, 2025, unamortized deferred financing costs amounted to $2.6 million related to the Mithaq Term Loans.
Maturities of our principal debt payments on the Mithaq Term Loans as of February 1, 2025 are as follows:

February 1, 2025
(in thousands)
2025	$—
2026	—
2027	168,600
Thereafter	—
Total related party debt	$168,600
As of February 6, 2025, $60.2 million under the Initial Mithaq Term Loan was repaid pursuant to the completion of the Rights Offering, leaving an aggregate of $108.4 million outstanding under the Mithaq Term Loans, payable in fiscal year 2027. Refer to “Note 18. Subsequent Events” of the Consolidated Financial Statements for additional detail.
Mithaq Commitment Letter
On May 2, 2024, we entered into a commitment letter (the “Commitment Letter”) with Mithaq for a $40.0 million Mithaq Credit Facility. Under the Mithaq Credit Facility, we had the ability to request for advances at any time prior to July 1, 2025. On September 10, 2024, we and Mithaq entered into an Amendment No. 1 to the Commitment Letter, that extended the deadline for requesting advances until July 1, 2026.
If any debt is incurred under the Mithaq Credit Facility, it shall require monthly payments equivalent to interest charged at the SOFR plus 5.000% per annum. Such debt shall be unsecured and shall be guaranteed by each of our subsidiaries that guarantee our ABL Credit Facility. Similar to the Mithaq Term Loans, such debt shall also be subject to the Subordination Agreement, contain customary affirmative and negative covenants substantially similar to a subset of the covenants set forth in the Credit Agreement, and contain certain customary events of default. Additionally, such debt shall require no mandatory prepayments and shall mature no earlier than July 1, 2026. As of February 1, 2025, no debt had been incurred under the Mithaq Credit Facility.
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
We review all stores that have reached comparable sales status for impairment on at least an annual basis, or sooner if circumstances so dictate. We believe waiting this period of time allows a store to reach a maturity level where a more comprehensive analysis of financial performance can be performed. For each store that shows indications of impairment, we perform a recoverability test comparing estimated undiscounted future cash flows to the carrying value of the related long-lived assets. If the undiscounted future cash flows are less than the related net book value of the long-lived assets, they are written down to their fair market value. We primarily use discounted future cash flows directly associated with those assets, which consist principally of property and equipment and right-of-use (“ROU”) lease assets, to determine their fair market values. Estimating the fair market value of long-lived assets using the discounted cash flow model requires management to estimate future revenues, expenses, discount rates, long-term growth rates, and other factors in order to project future cash flows. The assumptions used to evaluate future cashflows consider external and internal factors. External factors comprise the local environment in which the store resides, including mall traffic, competition, and their effect on sales trends, as well as macroeconomic factors, such as inflationary pressures impacting our customer, and changes in product input costs, transportation costs, distribution costs and wage rates. Internal factors include our ability to gauge the fashion taste of our customers, control over variable costs such as cost of sales and payroll, and in certain cases, our ability to renegotiate lease costs. In addition, the Company utilizes market-corroborated inputs, including sales per square foot and cost of occupancy rates, in its calculation of the fair value of its ROU assets and any necessary discounting required for rent rates based on macroeconomic conditions or local mall conditions. If external factors should change unfavorably, if actual sales should differ from our projections, or if our ability to control costs is insufficient to sustain the necessary cash flows, changes in these estimates can have a significant impact on the assessment of fair market value, which could result in material impairment charges.
Impairment of Indefinite-Lived Intangible Assets
Our intangible assets with an indefinite life consists of the acquired Gymboree tradename, and it is tested for impairment using a qualitative assessment to determine whether its fair value is below its carrying value. If there are indicators of impairment, we perform a quantitative assessment to estimate the fair value of these intangible assets based on an income approach using the relief-from-royalty method. Estimating the fair value of indefinite-lived intangible assets using the relief-from-royalty method requires management to estimate future revenues, royalty rates, discount rates, long-term growth rates, and other factors in order to project future cash flows. If macroeconomic conditions deteriorate, if interest rates increase, or if actual sales should differ from our projections, changes in these estimates can have a significant impact on the assessment of fair value, which could result in material impairment charges.

We identified an indicator of impairment in our qualitative assessment performed during Fiscal 2024, primarily due to reductions in Gymboree sales forecasts, and performed a quantitative impairment assessment of the Gymboree tradename. Based on this assessment, we recorded an impairment charge of $28.0 million, primarily due to reductions in Gymboree sales forecasts and a reduction in the royalty rate used to value the tradename, which reduced the carrying value to its fair value of $13.0 million as of August 3, 2024. As of February 1, 2025, the tradename’s carrying value was $13.0 million.
Unfavorable changes in certain of our key assumptions may affect future testing results. For example, keeping all other assumptions constant, a 100-basis point increase in the discount rate or a 10% decrease in forecasted revenue would result in further impairment charges of approximately $1.0 million.
Income Taxes
We utilize the asset and liability method of accounting for income taxes as set forth in FASB ASC 740—Income Taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities, as well as for net operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using currently enacted tax rates applied to taxable income in effect for the years in which the basis differences and tax assets are expected to be realized. Although we believe our assumptions, judgments and estimates are reasonable, changes in tax laws or our interpretation of tax laws and the resolution of any tax audits could significantly impact the amounts reflected for income taxes in our consolidated financial statements.
A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In determining the need for valuation allowances, we consider projected future taxable income, the availability of tax planning strategies, taxable income in prior carryback years, and future reversals of existing taxable temporary differences. The assumptions utilized in determining future taxable income require significant judgment. Actual operating results in future years could differ from our current assumptions, judgments and estimates. If we determine that we would not be able to realize our recorded deferred tax assets, an increase in the valuation allowance would decrease earnings in the period in which such determination is made. As of February 1, 2025, we believe it is not more likely than not that future taxable income will be sufficient to allow us to recover substantially all of the value assigned to our deferred tax assets. Thus, in Fiscal 2024, we increased our valuation allowance to $88.1 million, primarily related to assets in the U.S.
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
Stock-Based Compensation
We account for stock-based compensation according to the provisions of FASB ASC 718— Compensation-Stock Compensation. We grant time-vesting and performance-based stock awards to employees at senior management levels. We also grant time-vesting stock awards to our non-employee independent directors. Time-vesting awards are granted in the form of restricted stock units that require each recipient to complete a service period (“Deferred Awards”). Performance-based stock awards are granted in the form of restricted stock units, which have performance criteria that must be achieved for the awards to be earned, in addition to a service period requirement (“Performance Awards”), and each Performance Award has a defined number of shares that an employee can earn (the “Target Shares”). With the approval of the Human Capital & Compensation Committee, we may settle vested Deferred Awards and Performance Awards in shares, in a cash amount equal to the market value of such shares at the time all requirements for delivery of the award have been met, or in part shares and cash. In Fiscal 2024, there was a change of control of the Company, which triggered a conversion of all then-outstanding Performance Awards into service-based Performance Awards in accordance with their terms. As a result, the Fiscal 2023, Fiscal 2022, and fiscal year 2021 Performance Awards will all vest or have vested, as applicable, at their Target Shares on their respective vesting dates without regard to the achievement of any of the performance metrics associated with those awards, provided that the recipient be employed at the Company on each such vesting date. In Fiscal 2024, the stock awards granted to employees at senior management levels were a combination of both Deferred Awards and Performance Awards. The Deferred Award portion has a one-year vesting schedule, while the Performance Award portion is subject to graded vesting over the subsequent two years of the stock award, whereby employees may earn from 0% to 200% of their Target Shares in each of those years, based on the terms of the award and our achievement of certain performance goals established for such Performance Awards. The expense recognized for Performance Awards throughout the service period and the number of shares that are projected to ultimately vest, are based on the estimated degree to which the related performance metrics are expected to be achieved. Actual performance may differ from such projections, which would impact the number of shares that vest and the total amount of expense recognized for the related Performance Awards, which could have a material impact on our consolidated financial statements.
Inventory Valuation
We value inventory at the lower of cost or net realizable value, with cost determined using an average cost method. The estimated market value of inventory is determined based on an analysis of historical sales trends of our individual product categories, the impact of market trends and economic conditions, and a forecast of future demand, as well as plans to sell through inventory. Estimates may differ from actual results due to the quantity, quality, and mix of products in inventory, consumer and retailer preferences, market conditions, and other catastrophic events. Reserves for inventory shrinkage, representing the risk of physical loss of inventory, are estimated based on historical experience and are adjusted based upon physical inventory counts. Our historical estimates for inventory obsolescence and shrinkage have not differed materially from actual results.
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
Interest Rates
Until February 4, 2025, our ABL Credit Facility bears interest at a floating rate equal to the prime rate plus 2.000% or SOFR, plus 0.1000%, plus 3.000%. As of February 1, 2025, we had $245.7 million in borrowings under our ABL Credit Facility. A 10% change in the prime rate or SOFR would not have had a material impact on our interest expense.
Our 2021 Term Loan bore interest, payable monthly, at (i) the SOFR per annum plus 2.750% for any portion that was a SOFR loan, or (ii) the base rate per annum plus 2.000% for any portion that was a base rate loan. As of April 18, 2024, our 2021 Term Loan was fully repaid.
The New Mithaq Term Loan requires monthly payments equivalent to interest charged at the SOFR per annum plus 4.000% per annum, with such monthly payments to Mithaq having been deferred until April 30, 2025. As of February 6, 2025, $60.2 million under the Initial Mithaq Term Loan was repaid pursuant to the completion of the Rights Offering, leaving an aggregate of $108.4 million outstanding under the Mithaq Term Loans. A 10% change in the prime rate or SOFR would not have had a material impact on our interest expense.
As of February 1, 2025, we had no borrowings under our Mithaq Credit Facility. If any debt is incurred under the Mithaq Credit Facility, it shall require monthly payments equivalent to interest charged at the SOFR plus 5.000% per annum. A 10% change in the prime rate or SOFR would not have had a material impact on our interest expense.
Assets and Liabilities of Foreign Subsidiaries
Assets and liabilities outside the United States are primarily located in Canada and Hong Kong, where our investments in our subsidiaries are considered long-term. As of February 1, 2025, net liabilities in Canada and Hong Kong amounted to $22.2 million. A 10% increase or decrease in the Canadian and Hong Kong foreign currency exchange rates would increase or decrease the corresponding net investment by $2.2 million. All changes in the net investments in our foreign subsidiaries are recorded in other comprehensive loss.

As of February 1, 2025, we had $3.7 million of our cash and cash equivalents held in foreign subsidiaries, of which $1.1 million was in China, $0.8 million was in India, $0.6 million was in Canada, $0.2 million was in Hong Kong, and $1.0 million was held in other foreign countries.
We have subsidiaries whose operating results are based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars. The table below summarizes the average translation rates that most significantly impact our operating results:

	Fiscal Years Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Average Translation Rates (1)
Canadian dollar	0.7252	0.7414	0.7469
Hong Kong dollar	0.1282	0.1277	0.1277
____________________________________________
(1)The average translation rates are the average of the monthly translation rates used during each fiscal year to translate the respective income statements. Each rate represents the U.S. dollar equivalent of the respective foreign currency.
Foreign Operations
We have exchange rate exposure primarily with respect to certain revenues and expenses denominated in Canadian and Hong Kong dollars. As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses. Assuming a 10% change in foreign currency exchange rates, Fiscal 2024 net sales would have decreased or increased by approximately $10.8 million, and total costs and expenses would have decreased or increased by approximately $14.5 million. Additionally, we have foreign currency denominated receivables and payables that, when settled, result in transaction gains or losses. A 10% change in foreign currency exchange rates would not result in a significant transaction gain or loss in earnings.
We import a vast majority of our merchandise from foreign countries, primarily Bangladesh, Vietnam, India, Kenya, Ethiopia, China, and Indonesia. Consequently, any significant or sudden change in the political, foreign trade, financial, banking, currency policies and practices, or the occurrence of significant labor unrest in these countries or changes in foreign policies of the United States, could have a material adverse impact on our business, financial position, results of operations, and cash flows.
Other Risks
We enter into various purchase order commitments with our suppliers. We have the ability to cancel these arrangements, although in some instances we may either continue to be liable for payment of the entirety of the purchase order commitment despite cancellation, or be subject to a termination charge reflecting a percentage of work performed prior to cancellation.

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
Management, including our President and Interim Chief Executive Officer, and Chief Accounting Officer and Interim Chief Financial Officer as of February 1, 2025, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of February 1, 2025.
Based on that evaluation, our President and Interim Chief Executive Officer, and Chief Accounting Officer and Interim Chief Financial Officer as of February 1, 2025, concluded that our disclosure controls and procedures were effective at the reasonable assurance level, as of February 1, 2025, to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive, principal accounting, and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of our management, including our President and Interim Chief Executive Officer, and Chief Accounting Officer and Interim Chief Financial Officer as of February 1, 2025, we conducted an evaluation of the design and effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of February 1, 2025.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.
Not applicable.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required to be included by Item 10 of Form 10-K will be set forth in the Company’s proxy statement for its 2025 annual meeting of stockholders to be filed with the SEC within 120 days after February 1, 2025 (the “Proxy Statement”) and is incorporated by reference herein.
We have adopted an insider trading policy governing the purchase and sale of our securities by our directors, executive officers, and employees, and by the Company. A copy of our insider trading policy is filed as Exhibit 19.1 to this Form 10-K.

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

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)(1) Financial Statements
The following documents are filed as part of this report:

Report of Independent Registered Public Accounting Firm (PCAOB ID: 243)	52

Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	54

Consolidated Balance Sheets as of February 1, 2025 and February 3, 2024	55

Consolidated Statements of Operations for the fiscal years ended February 1, 2025, February 3, 2024, January 28, 2023	56

Consolidated Statements of Comprehensive Loss for the fiscal years ended February 1, 2025, February 3, 2024, and January 28, 2023	57

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the fiscal years ended February 1, 2025, February 3, 2024, and January 28, 2023	58

Consolidated Statements of Cash Flows for the fiscal years ended February 1, 2025, February 3, 2024, and January 28, 2023	59

Notes to Consolidated Financial Statements	60

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
The Children’s Place, Inc.
Secaucus, New Jersey

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of The Children’s Place, Inc. (the “Company”) as of February 1, 2025, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 1, 2025, and the results of its operations and its cash flows for the year ended February 1, 2025, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of Gymboree Tradename
As described in Notes 1, 4, and 14 to the consolidated financial statements, the Company’s Gymboree Tradename had a carrying value of $13.0 million as of February 1, 2025. The indefinite-lived tradename is evaluated for impairment annually or more frequently if events or changes in circumstances indicate that a decline in value may have occurred. An impairment loss is recognized when the estimated fair value of tradename is less than the carrying value. The Company recorded an impairment charge related to the Gymboree tradename of $28.0 million in the second quarter of fiscal year 2024, which reduced its carrying value to $13.0 million. The determination of the fair value of the Gymboree Tradename requires management to make significant estimates and assumptions related to future cash flows, royalty rate and the discount rate used in the valuation model.
We identified certain assumptions used in the determination of the fair value of the Gymboree tradename, specifically the revenue growth rate, royalty rate, and the discount rate as a critical audit matter. The principal consideration for our determination is the judgment used to evaluate the revenue growth rate, royalty rate, and the discount rate in the fair value determination of the Gymboree Tradename. Auditing these assumptions involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skills and knowledge needed.

The primary procedures we performed to address this critical audit matter included:
•Obtaining an understanding of management's process related to the Gymboree tradename impairment assessment and the determination of the estimated fair value of the tradename including the revenue growth rate, royalty rate, and the discount rate.
•Performing a sensitivity analysis of the significant assumptions to evaluate the change in the estimated fair value that would result from changes in the significant assumptions.
•Evaluating the revenue growth rate used in the determination of the estimated fair value related to the Gymboree tradename by comparing the revenue growth rate against historical financial results, guideline companies, and industry information.
•Utilizing personnel with specialized knowledge and skills in valuation to evaluate the royalty rate and discount rate used in the determination of the estimated fair value related to the Gymboree tradename.
•Evaluating on a sample basis, the completeness and accuracy of the underlying data used by the Company used to develop the revenue growth rate and royalty rate.

/S/ BDO USA, P.C.
We have served as the Company’s auditor since 2024.
Woodbridge, New Jersey
April 17, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of The Children’s Place, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of The Children’s Place, Inc. and subsidiaries (the Company) as of February 3, 2024, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended February 3, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 3, 2024 and the results of its operations and its cash flows for each of the two years in the period ended February 3, 2024, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/S/ Ernst & Young, LLP
We have served as the Company’s auditor from 2018 to 2024.
Iselin, New Jersey
May 3, 2024,
except for Note 17 and the effects of the rights offering described in Note 13, as to which the date is
April 17, 2025.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	February 1, 2025	February 3, 2024
	(in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$5,347	$13,639
Accounts receivable	42,701	33,219
Inventories	399,602	362,099
Prepaid expenses and other current assets	20,354	43,169
Total current assets	468,004	452,126
Long-term assets:
Property and equipment, net	97,487	124,750
Right-of-use assets	161,595	175,351
Tradenames, net	13,000	41,123
Other assets	7,466	6,958
Total assets	$747,552	$800,308

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Revolving loan	$245,659	$226,715
Accounts payable	126,716	225,549
Current portion of operating lease liabilities	67,407	69,235
Income taxes payable	2,441	5,297
Accrued expenses and other current liabilities	75,895	89,608
Total current liabilities	518,118	616,404
Long-term liabilities:
Long-term debt	—	49,818
Related party long-term debt	165,974	—
Long-term portion of operating lease liabilities	107,287	118,073
Income taxes payable	—	9,486
Other tax liabilities	5,291	4,664
Other long-term liabilities	10,293	10,882
Total liabilities	806,963	809,327
Commitments and contingencies (see Note 10)
Stockholders’ deficit:
Preferred stock, $1.00 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.10 par value, 100,000 shares authorized; 12,785 and 12,585 issued; 12,782 and 12,529 outstanding	1,279	1,259
Additional paid-in capital	151,485	141,083
Treasury stock, at cost (3 and 56 shares)	(90)	(2,909)
Deferred compensation	90	2,909
Accumulated other comprehensive loss	(19,491)	(16,496)
Accumulated deficit	(192,684)	(134,865)
Total stockholders’ deficit	(59,411)	(9,019)
Total liabilities and stockholders’ deficit	$747,552	$800,308

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	February 1, 2025	February 3, 2024	January 28, 2023
	(in thousands, except loss per common share)
Net sales	$1,386,269	$1,602,508	$1,708,482
Cost of sales (exclusive of depreciation and amortization)	926,808	1,157,234	1,194,320
Gross profit	459,461	445,274	514,162
Selling, general, and administrative expenses	405,550	447,343	460,972
Depreciation and amortization	39,612	47,186	51,464
Asset impairment charges	28,000	34,543	3,256
Operating loss	(13,701)	(83,798)	(1,530)
Related party interest expense	(6,493)	—	—
Other interest expense	(29,301)	(30,087)	(13,324)
Interest income	47	87	92
Loss before provision (benefit) for income taxes	(49,448)	(113,798)	(14,762)
Provision (benefit) for income taxes	8,371	40,743	(13,624)
Net loss	$(57,819)	$(154,541)	$(1,138)

Loss per common share
Basic	$(4.53)	$(12.34)	$(0.09)
Diluted	$(4.53)	$(12.34)	$(0.09)

Weighted average common shares outstanding
Basic	12,766	12,522	13,063
Diluted	12,766	12,522	13,063

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Fiscal Years Ended
	February 1, 2025	February 3, 2024	January 28, 2023
	(in thousands)
Net loss	$(57,819)	$(154,541)	$(1,138)
Other comprehensive loss:
Foreign currency translation adjustment	(2,995)	(249)	(2,061)
Total comprehensive loss	$(60,814)	$(154,790)	$(3,199)

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

						Accumulated			Total
			Additional			Other			Stockholders'
	Common Stock		Paid-In	Deferred	Accumulated	Comprehensive	Treasury Stock		Equity
(in thousands)	Shares	Amount	Capital	Compensation	Deficit	Loss	Shares	Amount	(Deficit)
Balance, January 29, 2022	13,964	$1,396	$160,348	$3,443	$77,914	$(14,186)	(61)	$(3,443)	$225,472
Vesting of stock awards	281	28	(28)	—	—	—	—	—	—
Stock-based compensation expense	—	—	29,150	—	—	—	—	—	29,150
Purchase and retirement of common stock	(1,953)	(195)	(38,514)	—	(54,236)	—	—	—	(92,945)
Other comprehensive loss	—	—	—	—	—	(2,061)	—	—	(2,061)
Deferral of common stock into deferred compensation plan	—	—	—	293	—	—	(6)	(293)	—
Net loss	—	—	—	—	(1,138)	—	—	—	(1,138)
Balance, January 28, 2023	12,292	$1,229	$150,956	$3,736	$22,540	$(16,247)	(67)	$(3,736)	$158,478
Vesting of stock awards	503	51	(51)	—	—	—	—	—	—
Stock-based compensation benefit	—	—	(5,576)	—	—	—	—	—	(5,576)
Purchase and retirement of common stock	(210)	(21)	(4,246)	—	(2,864)	—	—	—	(7,131)
Other comprehensive loss	—	—	—	—	—	(249)	—	—	(249)
Distribution of common stock into deferred compensation plan, net of deferrals	—	—	—	(827)	—	—	11	827	—
Net loss	—	—	—	—	(154,541)	—	—	—	(154,541)
Balance, February 3, 2024	12,585	$1,259	$141,083	$2,909	$(134,865)	$(16,496)	(56)	$(2,909)	$(9,019)
Vesting of stock awards	278	28	(28)	—	—	—	—	—	—
Stock-based compensation expense	—	—	12,786	—	—	—	—	—	12,786
Purchase and retirement of common stock	(78)	(8)	(666)	—	—	—	—	—	(674)
Stock issuance costs	—	—	(1,690)	—	—	—	—	—	(1,690)
Other comprehensive loss	—	—	—	—	—	(2,995)	—	—	(2,995)
Distribution of common stock from deferred compensation plan, net of deferrals	—	—	—	(2,819)	—	—	53	2,819	—
Net loss	—	—	—	—	(57,819)	—	—	—	(57,819)
Balance, February 1, 2025	12,785	$1,279	$151,485	$90	$(192,684)	$(19,491)	(3)	$(90)	$(59,411)

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	February 1, 2025	February 3, 2024	January 28, 2023
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(57,819)	$(154,541)	$(1,138)
Reconciliation of net loss to net cash (used in) provided by operating activities:
Non-cash portion of operating lease expense	76,963	83,591	88,936
Depreciation and amortization	39,612	47,186	51,464
Non-cash stock-based compensation expense (benefit), net	12,786	(5,576)	29,150
Asset impairment charges	28,000	34,543	3,256
Deferred income tax provision (benefit)	—	36,975	(13,675)
Other non-cash charges, net	2,782	729	601
Changes in operating assets and liabilities:
Inventories	(38,297)	85,307	(20,741)
Accounts receivable and other assets	(8,461)	21,305	(28,143)
Prepaid expenses and other current assets	1,152	1,855	10,440
Income taxes payable, net of prepayments	9,933	(2,199)	14,690
Accounts payable and other current liabilities	(107,861)	39,955	(41,734)
Lease liabilities	(75,791)	(93,396)	(102,522)
Other long-term liabilities	(593)	(2,934)	1,198
Net cash (used in) provided by operating activities	(117,594)	92,800	(8,218)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(15,830)	(27,559)	(45,577)
Change in deferred compensation plan	—	(231)	(371)
Net cash used in investing activities	(15,830)	(27,790)	(45,948)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	1,249,913	579,655	713,718
Repayments under revolving credit facility	(1,230,968)	(639,931)	(602,046)
Proceeds from issuance of related party term loans	168,600	—	—
Repayment of term loan	(50,000)	—	—
Payment of debt issuance costs	(6,784)	(861)	—
Payment of stock issuance costs	(1,690)	—	—
Purchase and retirement of common stock, including shares surrendered for tax withholdings and transaction costs	(673)	(7,131)	(94,616)
Net cash provided by (used in) financing activities	128,398	(68,268)	17,056
Effect of exchange rate changes on cash and cash equivalents	(3,266)	208	(988)
Net decrease in cash and cash equivalents	(8,292)	(3,050)	(38,098)
Cash and cash equivalents, beginning of period	13,639	16,689	54,787
Cash and cash equivalents, end of period	$5,347	$13,639	$16,689
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Net cash (received) paid for income taxes	$(1,726)	$5,775	$(14,969)
Cash paid for interest	27,007	29,038	12,354
Purchases of property and equipment not yet paid	3,454	7,156	9,801
See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
The Children’s Place, Inc. and its subsidiaries (collectively, the “Company”) is the largest pure-play children’s specialty retailer in North America with an omni-channel portfolio of brands. The Company designs, contracts to manufacture, and sells fashionable, high-quality apparel, accessories and footwear predominantly at value prices, primarily under the Company’s proprietary brands “The Children’s Place”, “Gymboree”, “Sugar & Jade”, and “PJ Place”. Its global retail and wholesale network includes two digital storefronts, 495 stores in North America, wholesale marketplaces, 190 international points of distribution in 13 countries through six international franchise partners and social media channels on Instagram, Facebook, X, formerly known as Twitter, YouTube and Pinterest. The Company’s digital storefronts are at www.childrensplace.com and www.gymboree.com, where its customers are able to shop online for the same merchandise available in its physical stores, but also certain exclusive merchandise only available at our e-commerce sites.
The Company classifies its business into two segments: The Children’s Place U.S. and The Children’s Place International. Included in The Children’s Place U.S. segment are the Company’s U.S. and Puerto Rico-based stores and revenue from its U.S.-based wholesale business. Included in The Children’s Place International segment are its Canadian-based stores and revenue from international franchisees. Each segment includes an e-commerce business located at www.childrensplace.com and www.gymboree.com.
Terms that are commonly used in the notes to the Company’s consolidated financial statements are defined as follows:
•Fiscal 2025 - The fifty-two weeks ending January 31, 2026
•Fiscal 2024 - The fifty-two weeks ended February 1, 2025
•Fiscal 2023 - The fifty-three weeks ended February 3, 2024
•Fiscal 2022 - The fifty-two weeks ended January 28, 2023
•SEC - U.S. Securities and Exchange Commission
•U.S. GAAP - Generally Accepted Accounting Principles in the United States
•FASB - Financial Accounting Standards Board
•FASB ASC - FASB Accounting Standards Codification, which serves as the source for authoritative U.S. GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative U.S. GAAP for SEC registrants
Fiscal Year
The Company’s fiscal year is a 52-week or 53-week period ending on the Saturday on or nearest to January 31. Fiscal 2024 was a 52-week year, Fiscal 2023 was a 53-week year, and Fiscal 2022 was a 52-week year.
Basis of Presentation
The consolidated financial statements and accompanying notes to consolidated financial statements are prepared in accordance with U.S. GAAP and include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated. As of February 1, 2025 and February 3, 2024, the Company did not have any investments in unconsolidated affiliates. FASB ASC 810—Consolidation is considered when determining whether an entity is subject to consolidation.
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
Inventories
Inventories, which consist primarily of finished goods, are stated at the lower of cost or net realizable value, with cost determined on an average cost basis. The Company capitalizes certain buying, design, and supply chain costs in inventory, and these costs are reflected within Cost of sales as the inventories are sold. The Company establishes reserves based on an analysis of historical sales trends of its individual product categories, the impact of market trends and economic conditions, and a forecast of future demand, as well as plans to sell through inventory. Inventory shrinkage is estimated based upon the historical results of physical inventory counts in the context of current year facts and circumstances.
Deferred Financing Costs
The Company capitalizes costs directly associated with acquiring third-party financing. Deferred financing costs for the asset-based revolving credit facility are included in Other assets and deferred financing costs for the term loans are recorded in Long-term debt as a reduction of the related term loan. These costs are amortized as Interest expense over the term of the related indebtedness.
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

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Intangible Assets
The Company’s intangible assets include both indefinite-lived and finite-lived assets. Intangible assets with an indefinite life consists of the acquired Gymboree tradename, and is tested for impairment using a qualitative assessment to determine whether its fair value is below its carrying value. If there are indicators of impairment, the Company performs a quantitative assessment to estimate the fair value of this intangible asset based on an income approach using the relief-from-royalty method. The Company’s finite-lived intangible assets consist primarily of customer lists and other acquisition-related assets. Finite-lived intangible assets are amortized over their estimated useful economic lives and are reviewed for impairment when factors indicate that an impairment may have occurred. The Company recognizes an impairment charge when the estimated fair value of the intangible asset is less than the carrying value.
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
Leases
The Company has operating leases for retail stores, corporate offices, distribution facilities, and certain equipment. The Company’s leases have remaining lease terms ranging from less than one year up to 12 years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the lease early.
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
Treasury Stock
Treasury stock is recorded at acquisition cost. Gains and losses on disposition are recorded as increases or decreases to Additional paid-in capital with losses in excess of previously recorded gains charged directly to Accumulated deficit. When treasury shares are retired and returned to authorized but unissued status, the carrying value in excess of par is allocated to Additional paid-in capital and Accumulated deficit on a pro rata basis.
Income Taxes
The Company utilizes the asset and liability method of accounting for income taxes as set forth in FASB ASC 740—Income Taxes. Under the asset and liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities, as well as for net operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using currently enacted tax rates applied to taxable income in effect for the years in which the basis differences and tax assets are expected to be realized.
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
The Company recognizes revenue, including shipping and handling fees billed to customers as applicable, upon purchase at the Company’s retail stores or when received by the customer if the product was purchased via e-commerce, net of coupon redemptions and anticipated sales returns. The Company deferred sales of $3.2 million and $3.1 million within Accrued expenses and other current liabilities as of February 1, 2025 and February 3, 2024, respectively, based upon estimated time of delivery, at which point control passes to the customer. Sales tax collected from customers is excluded from revenue.
For its wholesale business, the Company recognizes revenue, when title of the goods passes to the customer, net of commissions, discounts, operational chargebacks, and cooperative advertising. The allowance for wholesale revenue included within Accounts receivable was $8.7 million and $9.0 million as of February 1, 2025 and February 3, 2024, respectively.
For the sale of goods to retail customers with a right of return, the Company recognizes revenue for the consideration it expects to be entitled to and calculates an allowance for estimated sales returns based upon the Company’s sales return experience. Adjustments to the allowance for estimated sales returns in subsequent periods have not been material based on historical data, thereby reducing the uncertainty inherent in such estimates. The allowance for estimated sales returns, which is recorded in Accrued expenses and other current liabilities, was $1.0 million and $1.7 million as of February 1, 2025 and February 3, 2024, respectively.
The Company’s private label credit card is issued to customers for use exclusively at The Children’s Place and Gymboree stores and online at www.childrensplace.com and www.gymboree.com, and credit is extended to such customers by a third-party financial institution on a non-recourse basis to the Company. The private label credit card includes multiple performance obligations for the Company, including marketing and promoting the program on behalf of the bank and the operation of the loyalty rewards program. Included in the agreement with the third-party financial institution was an upfront bonus paid to the Company and an additional bonus to extend the term of the agreement. These bonuses are recognized as revenue and allocated between brand and reward obligations. As the license of the Company’s brand is the predominant item in the performance obligation, the amount allocated to the brand obligation is recognized on a straight-line basis over the term of the agreement. The amount allocated to the reward obligation is recognized on a point-in-time basis as redemptions under the loyalty program occur.
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
The Company has a points-based customer loyalty program in which customers earn points based on purchases and other promotional activities. These points can be redeemed for coupons to discount future purchases. The redemption cycle for coupons is 45 days. A contract liability is estimated based on the standalone selling price of benefits earned by customers through the program and the related redemption experience under the program. The value of each point earned is recorded as deferred revenue and is included within Accrued expenses and other current liabilities. The total contract liabilities related to this program were $3.7 million, $1.7 million and $2.6 million and as of February 1, 2025, February 3, 2024, and January 28, 2023, respectively. During Fiscal 2024 and Fiscal 2023, the Company recognized Net sales of $1.7 million and $2.6 million related to the points-based customer loyalty program liability balance that existed at February 3, 2024 and January 28, 2023, respectively.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company’s policy with respect to gift cards is to record revenue as and when the gift cards are redeemed for merchandise. The Company recognizes gift card breakage income in proportion to the pattern of rights exercised by the customer when the Company expects to be entitled to breakage and the Company determines that it does not have a legal obligation to remit the value of the unredeemed gift card to the relevant jurisdiction as unclaimed or abandoned property. Gift card breakage is recorded within Net sales. Prior to their redemption, gift cards are recorded as a liability within Accrued expenses and other current liabilities. The liability is estimated based on expected breakage that considers historical patterns of redemption. The gift card liability balance was $4.8 million, $6.8 million, and $11.1 million as of February 1, 2025, February 3, 2024, and January 28, 2023, respectively. During Fiscal 2024 and Fiscal 2023, the Company recognized Net sales of $5.4 million and $9.3 million related to the gift card liability balance that existed at February 3, 2024 and January 28, 2023, respectively.
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
Cost of Sales (exclusive of depreciation and amortization)
In addition to the cost of inventory sold, the Company includes certain buying, design, and distribution expenses, and shipping and handling costs on merchandise sold directly to customers. The Company records all occupancy costs in Cost of sales, except for administrative office buildings, which are recorded in Selling, general, and administrative expenses. All depreciation and amortization is reported on a separate line in the Company’s Consolidated Statements of Operations.
Stock-Based Compensation
The Company’s stock-based compensation plans are administered by the Human Capital & Compensation Committee of the Board of Directors. The Human Capital & Compensation Committee is comprised of independent members of the Board of Directors. Effective May 20, 2011, the stockholders approved the 2011 Equity Incentive Plan (the “Equity Plan”). The Equity Plan allows the Human Capital & Compensation Committee to grant multiple forms of stock-based compensation, such as stock options, stock appreciation rights, restricted stock awards, deferred stock awards, and performance stock awards.
The Company accounts for stock-based compensation in accordance with the provisions of FASB ASC 718— Compensation—Stock Compensation. These provisions require, among other things: (i) the fair value at grant date of all stock awards be expensed over their respective vesting periods; (ii) the amount of cumulative compensation cost recognized at any date must at least be equal to the portion of the grant-date value of the award that is vested at that date; and (iii) that compensation expense include a forfeiture estimate for those shares not expected to vest. The fair value of all stock awards is based on the closing price of the Company’s common stock on the grant date.
We grant time-vesting and performance-based stock awards to employees at senior management levels. We also grant time-vesting stock awards to our non-employee independent directors. Time-vesting awards are granted in the form of restricted stock units that require each recipient to complete a service period (“Deferred Awards”). Typically, Performance-based stock awards are granted in the form of restricted stock units, which have performance criteria that must be achieved for the awards to be earned, in addition to a service period requirement (“Performance Awards”), and each Performance Award has a defined number of shares that an employee can earn (the “Target Shares”).
In Fiscal 2024, there was a change of control of the Company, which triggered a conversion of all then-outstanding Performance Awards into service-based Performance Awards in accordance with their terms. As a result, the Fiscal 2023, Fiscal 2022 and fiscal year 2021 Performance Awards will all vest or have vested, as applicable, at their Target Shares on their respective vesting dates without regard to the achievement of any of the performance metrics associated with those awards, provided that the recipient be employed at the Company on each such vesting date. In Fiscal 2024, the stock awards granted to employees at senior management levels were a combination of both Deferred Awards and Performance Awards. The Deferred Award portion has a one-year vesting schedule, while the Performance Award portion is subject to graded vesting over the subsequent two years of the stock award, whereby employees may earn from 0% to 200% of their Target Shares in each of those years, based on the terms of the award and our achievement of certain performance goals established for such Performance Awards. The expense recognized for Performance Awards throughout the service period and the number of shares that are projected to ultimately vest, are based on the estimated degree to which the related performance metrics are expected to be achieved.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Advertising and Marketing Costs
The Company defers costs associated with the production of advertising until the first time the advertising takes place. Costs associated with communicating advertising that has been produced are expensed when the advertising event takes place. Advertising and other marketing costs are recorded in Selling, general, and administrative expenses and amounted to $68.9 million, $99.9 million, and $55.5 million in Fiscal 2024, Fiscal 2023, and Fiscal 2022, respectively.
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
Recent Accounting Standards Updates
Accounting Pronouncement Recently Adopted
In November 2023, the FASB issued Accounting Standards Update No. 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” (“ASU 2023-07”). The amendments in ASU 2023-07 are designed to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses during interim and annuals periods. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on a retrospective basis, which expanded our disclosures but did not have a material impact on our consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued Accounting Standards Update No. 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” (“ASU 2023-09”). The amendments in ASU 2023-09 are designed to enhance the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of ASU 2023-09 will expand our disclosures, but we do not expect it to have a material impact on our consolidated financial statements.
In November 2024, the FASB issued Accounting Standards Update No. 2024-03 “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40),” (“ASU 2024-03”). The amendments in ASU 2024-03 are designed to improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods with fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. REVENUES
The following table presents the Company’s net sales disaggregated by geography:

	Fiscal Years Ended
	February 1, 2025	February 3, 2024	January 28, 2023
	(in thousands)
South	$502,042	$586,370	$633,430
Northeast	254,521	304,554	339,072
West	166,234	208,249	231,135
Midwest	147,308	185,126	196,075
International and other (1)	316,164	318,209	308,770
Total net sales	$1,386,269	$1,602,508	$1,708,482
____________________________________________
(1)Includes retail and e-commerce sales in Canada and Puerto Rico, wholesale and franchisee sales, and certain amounts earned under the Company’s private label credit card program.

3. RESTRUCTURING
As a result of the strategic actions associated with the voluntary early termination and subsequent renewal of the Company’s corporate office lease, the move of its distribution center operations from Toronto, Canada (“TODC”) to Alabama in the United States, and workforce reductions, the Company incurred $2.5 million and $11.8 million in restructuring costs during Fiscal 2024 and Fiscal 2023, respectively, on a pretax basis, summarized in the following table:

	Fiscal Years Ended
	February 1, 2025	February 3, 2024
	(in thousands)
Employee-related costs	$—	$7,382
Lease termination costs (1)	701	4,158
TODC costs (2)	1,848	—
Professional fees	—	268
Total restructuring costs (3)	$2,549	$11,808
___________________________________________
(1)Includes non-cash charges related to accelerated depreciation on certain assets in the corporate office over the reduced term, amounting to $0.7 million and $1.8 million during Fiscal 2024 and Fiscal 2023, respectively.
(2)Includes non-cash charges related to accelerated depreciation on TODC assets, amounting to $1.1 million during Fiscal 2024.
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

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables summarize the restructuring costs that have been settled with cash payments. There was no remaining liability as of February 1, 2025.

	Employee-Related Costs	Lease Termination Costs	TODC Costs	Professional Fees	Total
	(in thousands)
Balance at January 28, 2023	$—	$—	$—	$—	$—
Provision	7,382	4,040	—	268	11,690
Cash Payments	(5,716)	(4,040)	—	(268)	(10,024)
Balance at February 3, 2024	1,666	—	—	—	1,666
Provision	(248)	—	432	—	184
Cash Payments	(1,418)	—	(432)	—	(1,850)
Balance at February 1, 2025	$—	$—	$—	$—	$—

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
The Company identified an indicator of impairment in its qualitative assessment performed during Fiscal 2024 and Fiscal 2023, primarily due to reductions in Gymboree sales forecasts and performed a quantitative impairment assessment of the Gymboree tradename. Some of the key assumptions used in the Fiscal 2024 quantitative impairment assessment included a long-term revenue growth rate of 2.5% and a discount rate of 14.5%. Based on its quantitative assessment performed, the Company recorded an impairment charge of $28.0 million in Fiscal 2024, which reduced the carrying value to its fair value of $13.0 million. The Company recorded a $29.0 million impairment charge in Fiscal 2023 and there was no impairment charge in Fiscal 2022.
The Company’s intangible assets were as follows:

		February 1, 2025
	Useful Life	Gross Amount	Accumulated Amortization	Net Amount
		(in thousands)
Gymboree tradename	Indefinite	$13,000	$—	$13,000
Crazy 8 tradename	5 years	4,000	(4,000)	—
Total intangible assets		$13,000	$—	$13,000

		February 3, 2024
	Useful Life	Gross Amount	Accumulated Amortization	Net Amount
		(in thousands)
Gymboree tradename	Indefinite	$41,000	$—	$41,000
Crazy 8 tradename	5 years	4,000	(3,877)	123
Total intangible assets		$45,000	$(3,877)	$41,123

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. PROPERTY AND EQUIPMENT, NET
Property and equipment consisted of the following:

	February 1, 2025	February 3, 2024
	(in thousands)
Land and land improvements	$3,403	$3,403
Building and improvements	36,527	36,187
Material handling equipment	88,092	90,637
Leasehold improvements	159,992	162,898
Store fixtures and equipment	151,810	173,667
Capitalized software	228,227	333,953
Construction in progress	1,647	3,386
	669,698	804,131
Less accumulated depreciation and amortization	(572,211)	(679,381)
Total property and equipment, net	$97,487	$124,750
The Company reviewed its store related long-lived assets for indicators of impairment, and performed a recoverability test if indicators were identified. Based on the results of the analyses performed, the Company did not record impairment charges on its store related long-lived assets during Fiscal 2024. The Company recorded asset impairment charges during Fiscal 2023 and Fiscal 2022 of $5.6 million, and $3.3 million, respectively, inclusive of ROU assets.

6.    PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following:

	February 1, 2025	February 3, 2024
	(in thousands)
Prepaid income taxes	$4,834	$26,493
Prepaid cloud computing	4,385	8,329
Prepaid maintenance contracts	3,215	1,843
Prepaid insurance	5,097	2,679
Other	2,823	3,825
Total prepaid expenses and other current assets	$20,354	$43,169

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	February 1, 2025	February 3, 2024
	(in thousands)
Accrued salaries and benefits	$19,760	$19,140
Related party accrued interest	6,493	—
Accrued marketing	5,754	3,177
Customer liabilities	4,784	6,817
Accrued real estate expenses	4,780	6,366
Deferred revenue	4,183	4,832
Accrued legal costs	4,100	6,771
Sales taxes and other taxes payable	4,074	7,212
Loyalty points	3,692	1,686
Accrued outside services	2,460	4,044
Accrued store expenses	2,369	2,319
Accrued insurance	2,287	3,786
Accrued freight	2,124	10,324
Accrued professional fees	1,620	2,301
Accrued IT costs	1,225	2,995
Other	6,190	7,838
Total accrued expenses and other current liabilities	$75,895	$89,608

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. LEASES
The following components of lease expense were recognized in the Company’s Consolidated Statements of Operations:

	Fiscal Years Ended
	February 1, 2025	February 3, 2024	January 28, 2023
	(in thousands)
Fixed operating lease cost	$90,129	$91,066	$99,988
Variable operating lease cost	24,425	44,195	51,905
Total operating lease cost	$114,554	$135,261	$151,893
The following table provides the weighted-average remaining lease term of the Company’s operating leases, the weighted-average discount rate used to calculate the Company’s operating liabilities, cash paid for amounts included in the measurement of the Company’s operating lease liabilities, and ROU assets obtained in exchange for the Company’s new operating lease liabilities:

	Fiscal Years Ended
	February 1, 2025	February 3, 2024
Weighted-average remaining lease term (years)	4.3	4.2
Weighted average discount rate (%)	8.1	7.1
Cash paid for amounts included in the measurement of operating lease liabilities ($, in millions)	79.1	93.4
ROU assets obtained in exchange for new operating lease liabilities ($, in millions)	71.8	120.5
As of February 1, 2025, the maturities of operating lease liabilities were as follows:

February 1, 2025
(in thousands)
2025	$78,499
2026	49,253
2027	23,993
2028	16,325
2029	10,715
Thereafter	34,642
Total operating lease payments	213,427
Less: imputed interest	(38,733)
Present value of operating lease liabilities	$174,694

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. DEBT
ABL Credit Facility and 2021 Term Loan
The Company and certain of its subsidiaries maintain a $433.0 million asset-based revolving credit facility (the “ABL Credit Facility”) and, before it was fully repaid, maintained a $50.0 million term loan (the “2021 Term Loan”) under its Credit Agreement with Wells Fargo Bank, National Association (“Wells Fargo”), Truist Bank, Bank of America, N.A., HSBC Business Credit (USA) Inc., JPMorgan Chase Bank, N.A., and PNC Bank, National Association, as the lenders party thereto (collectively, the “Credit Agreement Lenders”) and Wells Fargo, as Administrative Agent, Collateral Agent, Swing Line Lender and, before the 2021 Term Loan was fully repaid, Term Agent. The ABL Credit Facility will mature and, before it was fully repaid, the 2021 Term Loan would have matured, in November 2026.
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
For Fiscal 2024, Fiscal 2023, and Fiscal 2022, the Company recognized $25.0 million, $24.2 million, and $10.2 million, respectively, in interest expense related to the ABL Credit Facility.
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
The tables below present the components of the Company’s ABL Credit Facility as of the end of Fiscal 2024 and Fiscal 2023:

	February 1, 2025	February 3, 2024
	(in millions)
Total borrowing base availability (1)	$301.9	$258.4
Credit facility availability (1)	433.0	400.5
Maximum borrowing availability (2)	301.9	258.4

Outstanding borrowings	245.7	226.7
Letters of credit outstanding—standby	16.0	7.4
Utilization of credit facility at end of period	261.7	234.1

Availability (3)	$40.2	$24.3

Interest rate at end of period	7.6%	8.1%

Average end-of-day loan balance during the period	$284.5	$315.5
Highest end-of-day loan balance during the period	$366.9	$379.4

Average interest rate	8.7%	7.5%
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
(3)The sub-limit availability for letters of credit was $9.0 million at February 1, 2025 and $42.6 million at February 3, 2024.
The 2021 Term Loan bore interest, payable monthly, at (i) the SOFR per annum plus 2.750% for any portion that was a SOFR loan, or (ii) the base rate per annum plus 2.000% for any portion that was a base rate loan. The 2021 Term Loan was pre-payable at any time without penalty, and did not require amortization. For Fiscal 2024, Fiscal 2023, and Fiscal 2022, the Company recognized $1.1 million, $4.0 million, and $2.3 million respectively, in interest expense related to the 2021 Term Loan.
As of April 18, 2024, the 2021 Term Loan was fully repaid.
As of February 1, 2025 and February 3, 2024, unamortized deferred financing costs amounted to $3.8 million and $2.2 million, respectively, related to the Company's ABL Credit Facility.
Mithaq Term Loans
Mithaq Capital SPC, a Cayman segregated portfolio company (“Mithaq”), is a controlling stockholder of the Company. The Company and certain of its subsidiaries maintain an interest-free, unsecured and subordinated promissory note with Mithaq for a $78.6 million term loan (the “Initial Mithaq Term Loan”), consisting of (i) a first tranche in an aggregate principal amount of $30.0 million (the “First Tranche”) and (ii) a second tranche in an aggregate principal amount of $48.6 million (the “Second Tranche”). The Company received the First Tranche on February 29, 2024 and the Second Tranche on March 8, 2024.
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
The New Mithaq Term Loan matures on April 16, 2027, and requires monthly payments equivalent to interest charged at the SOFR plus 4.000% per annum, with such monthly payments to Mithaq deferred until April 30, 2025. The New Mithaq Term Loan is guaranteed by each of the Company’s subsidiaries that guarantee the Company’s ABL Credit Facility. For Fiscal 2024, the Company recognized $6.5 million in deferred interest-equivalent expense related to the New Mithaq Term Loan.
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
As of February 1, 2025, unamortized deferred financing costs amounted to $2.6 million related to the Mithaq Term Loans.
Maturities of the Company’s principal debt payments on the Mithaq Term Loans as of February 1, 2025 are as follows:

February 1, 2025
(in thousands)
2025	$—
2026	—
2027	168,600
Thereafter	—
Total related party debt	$168,600
As of February 6, 2025, $60.2 million under the Initial Mithaq Term Loan was repaid pursuant to the completion of the Rights Offering, leaving an aggregate of $108.4 million outstanding under the Mithaq Term Loans, payable in fiscal year 2027. Refer to “Note 18. Subsequent Events” for additional detail.
Mithaq Commitment Letter
On May 2, 2024, the Company entered into a commitment letter (the “Commitment Letter”) with Mithaq for a $40.0 million credit facility (the “Mithaq Credit Facility”). Under the Mithaq Credit Facility, the Company had the ability to request for advances at any time prior to July 1, 2025. On September 10, 2024, the Company and Mithaq entered into an Amendment No. 1 to the Commitment Letter, that extended the deadline for requesting advances until July 1, 2026.
If any debt is incurred under the Mithaq Credit Facility, it shall require monthly payments equivalent to interest charged at the SOFR plus 5.000% per annum. Such debt shall be unsecured and shall be guaranteed by each of the Company’s subsidiaries that guarantee the Company’s ABL Credit Facility. Similar to the Mithaq Term Loans, such debt shall also be subject to the Subordination Agreement, contain customary affirmative and negative covenants substantially similar to a subset of the covenants set forth in the Credit Agreement, and contain certain customary events of default. Additionally, such debt shall require no mandatory prepayments and shall mature no earlier than July 1, 2026. As of February 1, 2025, no debt had been incurred under the Mithaq Credit Facility.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10.    COMMITMENTS AND CONTINGENCIES
Commitments
As of February 1, 2025, the Company entered into various purchase commitments for the next 12 months for merchandise for re-sale of approximately $96.9 million and approximately $56.4 million for equipment, construction, and other non-merchandise commitments. The Company also has operating lease and standby letters of credit commitments of $213.4 million and $16.0 million, respectively.
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
The Company engaged in mediation proceedings with the plaintiffs in December 2016 and April 2017. The parties reached an agreement in principle in April 2017, and signed a definitive settlement agreement in November 2017, to settle the matter on a class basis with all individuals in the U.S. who made a qualifying purchase at The Children’s Place from February 11, 2012 through January 28, 2020, the date of preliminary approval by the court of the settlement. The Company submitted its memorandum in support of final approval of the class settlement on March 2, 2021. On March 29, 2021, the court granted final approval of the class settlement and denied plaintiff’s motion for attorney’s fees, with the amount of attorney’s fees to be decided after the class recovery amount has been determined. The settlement provides merchandise vouchers for qualified class members who submit valid claims, as well as payment of legal fees and expenses and claims administration expenses. Vouchers were distributed to class members on November 15, 2021 and they were eligible for redemption in multiple rounds through November 2023. On February 23, 2024, a hearing on motion for preliminary injunction and permanent injunction and to enforce judgement and settlement agreement was held. Pending receipt of the court’s ruling, upon the court’s order, the plaintiff filed a renewed motion for attorneys’ fees, costs and incentive awards on March 4, 2024, to which the Company filed a statement of non-opposition on April 1, 2024. Because the plaintiff was seeking less than the maximum amount agreed to in the settlement, the Company requested that such difference in amount be distributed as vouchers to authorized class members, pursuant to the settlement agreement. The hearing for the motion for attorneys’ fees, costs, and incentive awards resulted in the court granting the plaintiff’s counsel approximately $0.3 million in fees, costs and incentive awards. The balance of funds initially reserved for the plaintiff counsel’s fees and costs have now been issued as a single, final round of merchandise vouchers for qualified class members, which expired in March 2025. In connection with the settlement, the Company recorded a reserve for $5.0 million in its consolidated financial statements in the first quarter of 2017. Following the court’s recent decision(s), the Company released $2.3 million from its previously established reserve during Fiscal 2024, which is recorded within Selling, general and administrative expenses.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Similar to the Rael case above, the Company is also a defendant in Gabriela Gonzalez v. The Children’s Place, Inc., a purported class action, pending in the U.S. District Court, Central District of California. The plaintiff alleged that the Company had falsely advertised discounts that do not exist, in violation of California’s Unfair Competition Laws, False Advertising Law and the California Consumer Legal Remedies Act. The Company filed a motion to compel arbitration, which the plaintiff did not oppose, and the court granted the motion on August 17, 2022—staying the case pending the outcome of the arbitration. The demand for arbitration was filed on October 4, 2022, in connection with the individual claim of the plaintiff. A mass arbitration firm associated with plaintiff’s counsel then conducted an advertising campaign for claimants to conduct a mass arbitration. In part, to avoid the mass arbitration, the parties stipulated to return the original plaintiff’s claim to court to proceed as a class action. Accordingly, the arbitration would not be proceeding and the Company’s response to the original plaintiff’s complaint in court was filed on July 20, 2023. On August 16, 2023, however, the Company began to receive notices regarding an initial tranche of approximately 1,300 individual demands that were filed with Judicial Arbitration and Mediation Services, Inc. (“JAMS”) as part of a related mass arbitration claim. The parties participated in mediation proceedings on November 15, 2023 and February 9, 2024. The parties agreed to further discuss settlement options in May 2024, which occurred without resolution. In late May, due to the judge’s retirement, the Gonzalez action was transferred and reassigned to a different judge. Deadlines were therefore reset, including the Company’s motion to dismiss. On June 10, 2024, JAMS advised that it would be pausing its administration of the claims until the parties resolve their dispute over which set of arbitration terms apply to the case. The Company’s motion to dismiss was denied in November 2024. Any liability arising out of these proceedings is not expected to have a material adverse effect on the Company's financial position, results of operations, or cash flows.
The Company is also involved in various legal proceedings arising in the normal course of business. In the opinion of management, any ultimate liability arising out of these proceedings is not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

11. STOCKHOLDERS’ DEFICIT
Share Repurchase Program
In November 2021, the Board of Directors authorized a $250.0 million share repurchase program (the “Share Repurchase Program”). Under this program, the Company may repurchase shares on the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, and other market and business conditions. The Company may suspend or discontinue the program at any time and may thereafter reinstitute purchases, all without prior announcement. Currently, pursuant to the terms of the Company’s Credit Agreement as amended by its Seventh Amendment described above, the repurchase of any shares would require fulfilling the heightened payment conditions under the Credit Agreement, except that repurchases of shares as described below, pursuant to the Company’s practice as a result of its insider trading policy, are expressly permitted. As of February 1, 2025, there was $156.5 million remaining availability under the Share Repurchase Program.
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
The following table summarizes the Company’s share repurchases:

	Fiscal Years Ended
	February 1, 2025		February 3, 2024		January 28, 2023
	Shares	Amount	Shares	Amount	Shares	Amount
	(in thousands)
Share repurchases related to:
Share repurchase program	71	$674	210	$7,131	1,953	$92,945
Shares acquired and held in treasury	5	$66	8	$245	6	$293

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
Dividends
Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the Board of Directors based on a number of factors, including business and market conditions, the Company’s financial performance, and other investment priorities. Currently, pursuant to the terms of the Company’s Credit Agreement as amended by its Seventh Amendment described above, the Company has no current plans to pay regular cash dividends in Fiscal 2025.

12. STOCK-BASED COMPENSATION
The Company generally grants time vesting stock awards (“Deferred Awards”) and performance-based stock awards (“Performance Awards”) to employees at senior management levels. The Company also grants Deferred Awards to its non-employee independent directors. Deferred Awards are granted in the form of restricted stock units that require each recipient to complete a service period. Performance Awards are granted in the form of restricted stock units which have performance criteria that must be achieved for the awards to vest in addition to a service period requirement, and each Performance Award has a defined number of shares that an employee can earn (the “Target Shares”). With the approval of the Human Capital & Compensation Committee, the Company may settle vested Deferred Awards and Performance Awards in shares, in a cash amount equal to the market value of such shares at the time all requirements for delivery of the award have been met, or in part shares and cash.
In Fiscal 2024, there was a change of control of the Company, which triggered a conversion of all then-outstanding Performance Awards into service-based Performance Awards in accordance with their terms. As a result, the Fiscal 2023, Fiscal 2022, and fiscal year 2021 Performance Awards will all vest or have vested, as applicable, at their Target Shares on their respective vesting dates without regard to the achievement of any of the performance metrics associated with those awards, provided that the recipient be employed at the Company on each such vesting date. In Fiscal 2024, the stock awards granted to employees at senior management levels were a combination of both Deferred Awards and Performance Awards. The Deferred Award portion has a one-year vesting schedule, while the Performance Award portion is subject to graded vesting over the subsequent two years of the stock award, whereby employees may earn from 0% to 200% of their Target Shares in each of those years, based on the terms of the award and the Company’s achievement of certain performance goals established for such Performance Awards.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the Company’s stock-based compensation expense (benefit):

	Fiscal Years Ended
	February 1, 2025	February 3, 2024	January 28, 2023
	(in thousands)
Deferred Awards	$2,956	$6,619	$9,937
Performance Awards (1)	9,830	(12,195)	19,213
Total stock-based compensation expense (benefit) (2)	$12,786	$(5,576)	$29,150
____________________________________________
(1)    Included within the Performance Awards expense for Fiscal 2024 was a combination of ongoing expense associated with existing grants and $9.9 million associated with increasing the attainment level of certain Performance Awards due to the change of control of the Company, partially offset by the reversal of unvested expense related to forfeited awards for employees no longer at the Company. Included within the Performance Awards benefit for Fiscal 2023 was a combination of ongoing expense associated with existing grants and $13.5 million of credits resulting from (i) a change in estimate based on revised expectations of the attainment levels for performance metrics of certain awards, and (ii) the reversal of unvested expense related to forfeited awards for employees no longer with the Company.
(2)    Stock-based compensation expense (benefit) recorded within Cost of sales (exclusive of depreciation and amortization) amounted to $1.1 million, $0.4 million, and $2.2 million in Fiscal 2024, Fiscal 2023, and Fiscal 2022, respectively. All other stock-based compensation expense is included in Selling, general, and administrative expenses.
The Company recognized a tax benefit related to stock-based compensation expense (benefit) before consideration of the valuation allowance of $1.6 million, $0.3 million, and $2.5 million in Fiscal 2024, Fiscal 2023, and Fiscal 2022, respectively.
At February 1, 2025, the Company had 278,400 shares available for grant under the Equity Plan.
Changes in the Company’s Unvested Stock Awards
Deferred Awards

	Fiscal Years Ended
	February 1, 2025		February 3, 2024		January 28, 2023
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)		(in thousands)
Unvested Deferred Awards at beginning of year	238	$31.99	282	$49.78	467	$57.60
Granted	183	16.27	170	25.35	159	46.56
Vested	(158)	28.86	(203)	50.08	(222)	62.13
Forfeited	(110)	33.78	(11)	52.27	(122)	53.09
Unvested Deferred Awards at end of year	153	$15.23	238	$31.99	282	$49.78
Total unrecognized stock-based compensation expense related to unvested Deferred Awards was $1.7 million as of February 1, 2025, which will be recognized over a weighted average period of approximately 2.3 years.
The fair value of Deferred Awards that vested during Fiscal 2024, Fiscal 2023, and Fiscal 2022 was $4.6 million, $4.7 million, and $11.4 million, respectively.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Performance Awards

	Fiscal Years Ended
	February 1, 2025		February 3, 2024		January 28, 2023
	Number of Shares(1)	Weighted Average Grant Date Fair Value	Number of Shares(1)	Weighted Average Grant Date Fair Value	Number of Shares(1)	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)		(in thousands)
Unvested Performance Awards at beginning of year	296	$51.98	483	$55.85	366	$70.01
Granted	182	14.17	131	21.55	90	48.84
Shares earned in excess of (below) Target Shares	—	—	—	—	192	48.17
Vested shares, including shares earned in excess of Target Shares	(114)	75.97	(300)	44.71	(58)	101.62
Forfeited	(112)	27.18	(18)	55.01	(107)	59.86
Unvested Performance Awards at end of year	252	$24.92	296	$51.98	483	$55.85
____________________________________________
(1)For awards for which the performance period is complete, the number of unvested shares is based on actual shares that will vest upon completion of the service period. For awards for which the performance period is not yet complete, the number of unvested shares is based on the participants earning their Target Shares at 100%.
The cumulative expense (benefit) recognized for Performance Awards are based on the changes in the estimated degree to which the related performance metrics are expected to be achieved. Based on the current number of Performance Awards expected to be earned, total unrecognized stock-based compensation expense related to unvested Performance Awards was $2.2 million as of February 1, 2025, which will be recognized over a weighted average period of approximately 2.4 years.
The fair value of Performance Awards that vested during Fiscal 2024, Fiscal 2023 and Fiscal 2022 was $8.6 million, $11.8 million, and $3.0 million, respectively.

13.    LOSS PER COMMON SHARE
On February 6, 2025, the Company completed a rights offering (“Rights Offering”) pursuant to which it distributed to the holders of record of the Company’s Common stock non-transferable subscription rights to purchase, in the aggregate, up to 9.2 million shares of Common stock. As the exercise price of the subscription right was less than the fair value of the Common stock, the subscription right contained a bonus element. In connection with this transaction, and in accordance with FASB ASC 260—Earnings Per Share, the Company’s weighted average common shares outstanding and basic and diluted loss per share were retroactively adjusted for all periods presented by a factor of 1.002. Refer to “Note 18. Subsequent Events” for more information.
The following table reconciles net loss and share amounts utilized to calculate basic and diluted loss per common share:

	Fiscal Years Ended
	February 1, 2025	February 3, 2024	January 28, 2023
	(in thousands)
Net loss	$(57,819)	$(154,541)	$(1,138)

Basic weighted average common shares outstanding	12,766	12,522	13,063
Dilutive effect of stock awards	—	—	—
Diluted weighted average common shares outstanding	12,766	12,522	13,063

Anti-dilutive shares excluded from diluted loss per common share calculation	53	114	184

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
This topic defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a three-level hierarchy, which encourages an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of the hierarchy are defined as follows:
•Level 1 - inputs to the valuation techniques that are quoted prices in active markets for identical assets or liabilities
•Level 2 - inputs to the valuation techniques that are other than quoted prices, but are observable for the assets or liabilities, either directly or indirectly
•Level 3 - inputs to the valuation techniques that are unobservable for the assets or liabilities
The Company’s cash and cash equivalents and investments in the rabbi trust are short-term in nature. As such, their carrying amounts approximate fair value. These assets and liabilities fall within Level 1 of the fair value hierarchy. The Company stock included in the Deferred Compensation Plan is not subject to fair value measurement.
The fair value of the Initial Mithaq Term Loan with a carrying value (gross of debt issuance costs) of $78.6 million at February 1, 2025, was approximately $60.2 million. The fair value of the New Mithaq Term Loan with a carrying value (gross of debt issuance costs) of $90.0 million at February 1, 2025, was approximately $80.8 million. The fair value of debt was estimated using a market approach, which considers the Company’s credit risk and market related conditions, and is therefore within Level 2 of the fair value hierarchy.
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
The Company performed periodic quantitative impairment assessments of its long-lived assets and did not record an impairment charge in Fiscal 2024. The Company recorded impairment charges of $5.6 million and $3.3 million during Fiscal 2023 and Fiscal 2022, respectively, inclusive of ROU assets.
Impairment of Indefinite-Lived Intangible Assets
The Company estimates the fair value of its indefinite-lived Gymboree tradename based on an income approach using the relief-from-royalty method. Estimating fair value using this method requires management to estimate future revenues, royalty rates, discount rates, long-term growth rates, and other factors in order to project future cash flows.
The Company identified an indicator of impairment in its qualitative assessment performed during Fiscal 2024, primarily due to reductions in Gymboree sales forecasts. Based on its quantitative assessment performed, the Company recorded an impairment charge of $28.0 million in Fiscal 2024, which reduced the carrying value to its fair value of $13.0 million. The Company recorded a $29.0 million impairment charge recorded in Fiscal 2023 and there was no impairment charge in Fiscal 2022. The impairment charge was recorded in The Children’s Place U.S. segment.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15.    INCOME TAXES
The components of Loss before provision (benefit) for income taxes were as follows:

	Fiscal Years Ended
	February 1, 2025	February 3, 2024	January 28, 2023
	(in thousands)
Domestic	$(58,830)	$(156,703)	$(61,065)
Foreign	9,382	42,905	46,303
Total loss before provision (benefit) for income taxes	$(49,448)	$(113,798)	$(14,762)
The components of the Company’s Provision (benefit) for income taxes consisted of the following:

	Fiscal Years Ended
	February 1, 2025	February 3, 2024	January 28, 2023
	(in thousands)
Current:
Federal	$4,812	$(1,239)	$4,172
State and local	1,120	249	(1,193)
Foreign	2,439	4,758	(2,842)
	8,371	3,768	137
Deferred:
Federal	—	21,125	(12,030)
State and local	—	13,019	(2,712)
Foreign	—	2,831	981
	—	36,975	(13,761)
Total provision (benefit) for income taxes	$8,371	$40,743	$(13,624)
Effective tax rate	(16.9)%	(35.8)%	92.3%
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act allows net operating losses (“NOLs”) incurred in taxable years 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to offset 100% of taxable income and to generate a refund of previously paid income taxes. Pursuant to the CARES Act, the Company carried back the taxable year 2020 tax loss of $150.0 million to prior years. As of February 1, 2025, the remaining income tax receivable of $19.1 million is included within Prepaid expenses and other current assets on the Consolidated Balance Sheets.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation between the calculated tax provision (benefit) based on the U.S. federal statutory rate of 21.0% and the effective tax rate for Fiscal 2024, Fiscal 2023, and Fiscal 2022 follows:

	Fiscal Years Ended
	February 1, 2025	February 3, 2024	January 28, 2023
	(in thousands)
Calculated income tax benefit at U.S. federal statutory rate	$(10,384)	$(23,898)	$(3,100)
State and local income taxes, net of federal benefit	(2,145)	(6,901)	(3,812)
Foreign tax rate differential (1)	(3,082)	(4,937)	(5,498)
Non-deductible expenses	2,654	(1,488)	3,696
Excess tax detriment related to stock compensation	889	558	816
Unrecognized tax benefits	104	3,127	(5,324)
Change in valuation allowance	18,251	68,625	163
Global intangible low-taxed income	251	9,505	1,760
Federal tax credits	(291)	(3,242)	(2,934)
Other	2,124	(606)	609
Total provision (benefit) for income taxes	$8,371	$40,743	$(13,624)
____________________________________________
(1)     The Company has substantial operations in Hong Kong, which has a lower statutory income tax rate as compared to the U.S. The Company’s foreign effective tax rate for Fiscal 2024, Fiscal 2023, and Fiscal 2022 was 17.5%, 11.6%, and 9.8%, respectively. This rate will fluctuate from year to year in response to changes in the mix of income by country, as well as changes in tax laws in foreign jurisdictions.
The assessment of the amount of value assigned to the Company’s deferred tax assets under the applicable accounting rules is judgmental. The Company is required to consider all available positive and negative evidence in evaluating the likelihood that it will be able to realize the benefit of the Company’s deferred tax assets in the future. Such evidence includes scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and the results of recent operations. Since this evaluation requires consideration of events that may occur some years into the future, there is an element of judgment involved. Realization of the Company’s deferred tax assets is dependent on generating sufficient taxable income in future periods. The Company believes that it is not more likely than not that future taxable income will be sufficient to allow it to recover substantially all of the value assigned to the Company’s deferred tax assets. Thus, in Fiscal 2024, the Company increased its valuation allowance accordingly.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The tax effects of temporary differences which give rise to deferred tax assets and liabilities were as follows:

	February 1, 2025	February 3, 2024
	(in thousands)
Deferred tax assets:
Operating lease liabilities	$45,209	$48,122
Capitalized research and development, net	22,193	23,653
Net operating loss carryforward	13,578	13,704
Reserves	10,295	10,167
Interest expense carryforward	16,853	9,980
Tax credits	5,616	6,630
Inventory	10,299	3,333
Tradenames and customer databases, net	9,407	3,304
Charitable contributions	815	1,084
Stock-based compensation	843	924
Subtotal	135,108	120,901
Less: valuation allowance	(88,148)	(69,898)
Total deferred tax assets	46,960	51,003
Deferred tax liabilities:
Right-of-use assets	(41,460)	(44,844)
Property and equipment, net	(3,530)	(3,149)
Prepaid expenses	(998)	(2,038)
Foreign and state tax on unremitted earnings	(1,554)	(1,554)
Total deferred tax liabilities	(47,542)	(51,585)

Total deferred tax liabilities, net	$(582)	$(582)
The Company has gross federal NOL carryforwards of approximately $19.3 million which do not expire, state NOL carryforwards of approximately $126.7 million which either expire between one and nineteen years, or carryforward indefinitely, and foreign NOL carryforwards of approximately $9.3 million which expire between five and twenty years. The Company also has an Alternative Minimum Tax credit (“AMT”) in Puerto Rico of approximately $0.6 million.
The Company has concluded that it is not more likely than not that its deferred tax assets, including NOLs, can be utilized in the foreseeable future. Thus, the Company’s valuation allowance continues to be maintained against its net deferred tax assets and increased $18.3 million to $88.1 million in Fiscal 2024. However, to the extent that tax benefits related to these deferred tax assets are realized in the future, the reduction of the valuation allowance will reduce income tax expense accordingly.
During Fiscal 2024, there was a change of control of the Company. This change of control constituted an “ownership change” under Internal Revenue Code Section 382, subjecting the Company to an annual limitation on its ability to utilize its existing NOLs and tax credits as of the ownership change date to offset future taxable income. The application of such limitation may cause U.S. federal income taxes to be paid by the Company earlier than they otherwise would be paid if such limitation was not in effect, which would adversely affect the Company’s operating results and cash flows if it has taxable income in the future. In addition to the aforementioned federal income tax implications pursuant to Section 382 of the Code, most U.S. states follow the general provision of Section 382 of the Code, either explicitly or implicitly resulting in separate state NOL limitations. This may cause state income taxes to be paid earlier than otherwise would be paid if such limitation was not in effect and could cause such NOLs to expire unused.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
On December 22, 2017, the U.S. government passed the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act is a comprehensive tax legislation that implemented complex changes to the U.S. tax code including, but not limited to, the reduction of the corporate tax rate from 35% to 21% and a move from a global tax regime to a modified territorial regime which required U.S. companies to pay a mandatory one-time transition tax on historical offshore earnings that have not been repatriated to the U.S. The remaining unpaid transition tax of $9.5 million is shown net in Prepaid expenses and other current assets on the Consolidated Balance Sheet as of February 1, 2025.
While the Company is no longer permanently reinvested to the extent earnings were subject to the transition tax under the Tax Act, no additional income taxes have been provided on any earnings subsequent to the transition tax or for any additional outside basis differences inherent in the Company’s foreign subsidiaries, as these amounts continue to be permanently reinvested in foreign operations. Determining the amount of the unrecognized deferred tax liability related to any additional outside basis differences in the Company’s foreign subsidiaries (i.e., basis differences in excess of that subject to the one-time transition tax) is not practicable. The unremitted foreign earnings earned subsequent to the transition tax, which are permanently reinvested, were $262.4 million at February 1, 2025.
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
A reconciliation of the gross amounts of unrecognized tax benefits, excluding accrued interest and penalties, is as follows:

	Fiscal Years Ended
	February 1, 2025	February 3, 2024
	(in thousands)
Beginning Balance	$6,990	$3,626
Additions for current year tax positions	636	1,756
Additions for prior year tax positions	35	1,608
Reductions for prior year tax positions	(661)	—
Reductions related to settlements with taxing authorities	(70)	—
Reductions due to a lapse of the applicable statute of limitations	(56)	—
Ending Balance	$6,874	$6,990
Unrecognized tax benefits of $6.5 million, excluding accrued interest and penalties, at February 1, 2025 would affect the Company’s effective tax rate in future periods, if recognized. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits as of February 1, 2025 could decrease by up to $1.8 million in the next 12 months as a result of settlements with taxing authorities or the expiration of statutes of limitations.
The Company accrues interest and penalties related to unrecognized tax benefits as part of the provision for income taxes. At February 1, 2025 and February 3, 2024, accrued interest and penalties of $0.8 million and $0.6 million, respectively, were included in unrecognized tax benefits. Interest, penalties, and reversals thereof, net of taxes, amounted to an expense of $0.2 million and $0.3 million in Fiscal 2024 and Fiscal 2023, respectively.
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
The 401(k) Plan is available for all U.S. employees of the Company. The Company matches the first 3% of the participant’s contributions and 50% of the next 2% of the participant’s contributions, and the Company’s matching contribution vests immediately. The Company’s matching contributions were $3.4 million in Fiscal 2024, $4.0 million in Fiscal 2023, and $4.5 million in Fiscal 2022.
Deferred Compensation Plan
The Deferred Compensation Plan liability, excluding Company stock, was $1.1 million and $1.2 million at February 1, 2025 and February 3, 2024, respectively. The value of the assets held in the rabbi trust was $1.1 million and $1.2 million at February 1, 2025 and February 3, 2024, respectively. The cost of the Company’s stock repurchased was $0.1 million and $2.9 million at February 1, 2025 and February 3, 2024, respectively.
Other Plans
Under statutory requirements, the Company contributes to retirement plans for its operations in Canada, Puerto Rico, and Asia. Contributions under these plans were $0.5 million, $0.6 million, and $0.6 million in Fiscal 2024, Fiscal 2023, and Fiscal 2022, respectively.

17.    SEGMENT INFORMATION
The Company’s reportable segments are based on the financial information the chief operating decision maker (“CODM”) uses to allocate resources and assess performance of its business. The Company’s President and Interim Chief Executive Officer is the CODM. The Company’s CODM evaluates the performance of each segment and measures its segment profitability based on operating income (loss), defined as income (loss) before interest and taxes. Operating income (loss) is used as a key metric during the annual budget process, and on a quarterly basis to monitor actual performance against the annual budget and forecasts.
The Company reports segment data based on geography: The Children’s Place U.S. and The Children’s Place International. Each segment includes an e-commerce business located at www.childrensplace.com and www.gymboree.com. Included in The Children’s Place U.S. segment are the Company’s U.S. and Puerto Rico-based stores and revenue from the Company’s U.S.-based wholesale business. Included in The Children’s Place International segment are the Company’s Canadian-based stores and revenue from international franchisees. Net sales and direct costs are recorded by each segment. Certain inventory procurement functions, such as production and design, as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services, are managed by The Children’s Place U.S. segment. Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales. The assets related to these functions are not allocated. The Company periodically reviews these allocations and adjusts them based upon changes in business circumstances.
Major Customers
Net sales to external customers are derived from merchandise sales, and the Company has one U.S. wholesale customer that individually accounted for more than 10% of its net sales, amounting to $170.7 million during Fiscal 2024, and accounts for a majority of the Company’s accounts receivable, amounting to $31.6 million as of February 1, 2025.
Store Count by Segment
As of February 1, 2025, The Children’s Place U.S. had 437 stores and The Children’s Place International had 58 stores. As of February 3, 2024, The Children’s Place U.S. had 460 stores and The Children’s Place International had 63 stores.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The tables below present certain segment information for our reportable segments for the periods indicated:

	Fiscal Year Ended February 1, 2025
	The Children’s Place U.S.	The Children’s Place International (1)	Total
	(in thousands)
Net sales	$1,266,500	$119,769	$1,386,269
Cost of sales (2)	836,351	90,457	926,808
Selling, general, and administrative expenses (3)	405,895	39,267	445,162
Other segment expenses (4)	28,000	—	28,000
Segment operating loss	$(3,746)	$(9,955)	$(13,701)
Segment operating loss as a percentage of net sales	(0.3)%	(8.3)%	(1.0)%

	Fiscal Year Ended February 3, 2024
	The Children’s Place U.S.	The Children’s Place International (1)	Total
	(in thousands)
Net sales	$1,457,352	$145,156	$1,602,508
Cost of sales (2)	1,058,423	98,811	1,157,234
Selling, general, and administrative expenses (3)	450,868	43,661	494,529
Other segment expenses (4)	34,543	—	34,543
Segment operating income (loss)	$(86,482)	$2,684	$(83,798)
Segment operating income (loss) as a percentage of net sales	(5.9)%	1.8%	(5.2)%

	Fiscal Year Ended January 28, 2023
	The Children’s Place U.S.	The Children’s Place International (1)	Total
	(in thousands)
Net sales	$1,533,934	$174,548	$1,708,482
Cost of sales (2)	1,079,241	115,079	1,194,320
Selling, general, and administrative expenses (3)	460,218	52,218	512,436
Other segment expenses (4)	3,256	—	3,256
Segment operating income (loss)	$(8,781)	$7,251	$(1,530)
Segment operating income (loss) as a percentage of net sales	(0.6)%	4.2%	(0.1)%
___________________________________________
(1)The Company’s foreign subsidiaries, primarily in Canada, have operating results based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S dollars.
(2)Refer to Note 1. Basis of Presentation for additional information on the components of Cost of sales.
(3)Selling, general, and administrative expenses include store expenses, marketing, corporate payroll, including long-term incentive compensation, information technology, other administrative expenses, and depreciation and amortization.
(4)Other segment expenses include asset impairment charges.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The table below presents a reconciliation of reportable segment operating loss to Loss before provision (benefit) for income taxes:

	Fiscal Years Ended
	February 1, 2025	February 3, 2024	January 28, 2023
	(in thousands)
Total segment operating loss	$(13,701)	$(83,798)	$(1,530)
Related party interest expense	(6,493)	—	—
Other interest expense	(29,301)	(30,087)	(13,324)
Interest income	47	87	92
Loss before provision (benefit) for income taxes	$(49,448)	$(113,798)	$(14,762)
Additional Segment Data

	Fiscal Years Ended
	February 1, 2025	February 3, 2024	January 28, 2023
	(in thousands)
Depreciation and amortization:
The Children’s Place U.S.	$35,644	$43,428	$47,612
The Children’s Place International	3,968	3,758	3,852
Total depreciation and amortization	$39,612	$47,186	$51,464

Capital expenditures:
The Children’s Place U.S.	$15,245	$27,462	$44,970
The Children’s Place International	585	97	607
Total capital expenditures	$15,830	$27,559	$45,577

	February 1, 2025	February 3, 2024
	(in thousands)
Total assets:
The Children’s Place U.S.	$711,564	$758,003
The Children’s Place International	35,988	42,305
Total assets	$747,552	$800,308
 Geographic Information
The Company’s long-lived assets were located in the following countries:

	February 1, 2025	February 3, 2024
	(in thousands)
Long-lived assets (1):
United States	$267,751	$334,425
Canada	9,801	13,382
Asia	1,996	375
Total long-lived assets	$279,548	$348,182
___________________________________________
(1)The Company long-lived assets are comprised of net Property and equipment, ROU assets, Tradenames, and Other assets.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
18.    SUBSEQUENT EVENTS
On February 6, 2025, the Company completed a rights offering pursuant to which the Company distributed to the holders of record of the Company’s Common stock as of the close of business on December 13, 2024, the record date for the Rights Offering, non-transferable subscription rights to purchase, in the aggregate, up to 9.2 million shares of Common stock. Each subscription right entitled its holder to purchase 0.7220 shares of Common stock at a subscription price of $9.75 per whole share of Common stock. Additionally, rights holders who fully exercised their basic subscription rights were entitled to subscribe for additional shares of Common stock that remained unsubscribed as a result of any unexercised basic subscription rights. The subscription price was payable by rights holders (i) in cash, (ii) by delivery in lieu of cash of an equivalent amount of any indebtedness for borrowed money (principal and/or accrued and unpaid interest) owed by the Company to such rights holder, or (iii) by delivery of a combination of cash and such indebtedness. Upon the completion of the Rights Offering, the Company issued 9.2 million shares of Common stock for a total purchase price of $90 million.
Mithaq purchased 6.7 million shares of Common stock pursuant to the Rights Offering and as of February 6, 2025, it owns and controls the voting power of 62.2% of our outstanding shares of Common stock. It paid (i) $5.1 million of the subscription price for such shares in cash and (ii) the remaining $60.2 million of the subscription price for such shares by delivery of indebtedness for borrowed money owed by the Company to Mithaq pursuant to the Initial Mithaq Term Loan. Accordingly, the aggregate outstanding indebtedness owed by the Company to Mithaq pursuant to the Mithaq Term Loans has been reduced to $108.4 million as of February 6, 2025, the date of issuance of shares. The Company received approximately $29.8 million in gross cash proceeds from the Rights Offering on February 6, 2025. Substantially all of the gross cash proceeds from the Rights Offering were used towards prepaying the Company’s ABL Credit Facility.
The following table reflects a pro forma condensed consolidated balance sheet of the Company to reflect the impact of the Rights Offering had the shares of Common stock been issued as of February 1, 2025:

	February 1, 2025
	Pre-Rights Offering	Adjustments	Post Rights Offering
	(in thousands)
Cash and cash equivalents	$5,347	$29,813	$35,160
Total assets	747,552	29,813	777,365

Related party long-term debt	165,974	(59,148)	106,826
Total liabilities	806,963	(59,148)	747,815

Stockholder's equity (deficit)	(59,411)	88,961	29,550
Total liabilities and stockholder’s equity (deficit)	$747,552	$29,813	$777,365

Number of shares of Common stock outstanding	12,782	9,231	22,013

(a)(3) Exhibits.

Exhibit	Description

3.1
Amended and Restated Certificate of Incorporation of the Company dated May 31, 2016 filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on June 7, 2016 is incorporated by reference herein.

3.2	Eighth Amended and Restated Bylaws of The Children’s Place, Inc. filed as Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed on December 12, 2024, is incorporated by reference herein.
4.1(1)	Form of Certificate for Common Stock of the Company filed as an exhibit to the registrant’s Registration Statement No. 333‑31535 on Form S-1, is incorporated by reference herein.
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

10.6
Sixth Modification Agreement, dated as of January 23, 2024, by and between Hancock S-REIT SECA LLC and The Children’s Place Services Company, LLC filed as Exhibit 10.6 to the registrant’s Annual Report on Form 10-K for the period ended February 3, 2024, is incorporated by reference herein.

10.7
The Company Nonqualified Deferred Compensation Plan effective January 1, 2010 filed as Exhibit 10.82 to the registrant’s Annual Report on Form 10-K for the period ended January 30, 2010, is incorporated by reference herein.

10.8
Form of Amended and Restated Change in Control Agreement filed as Exhibit 10.41 to the registrant’s Annual Report on Form 10-K for the period ended January 29, 2011, is incorporated by reference herein.

10.9
Agreement dated May 22, 2015, by and among The Children’s Place, Inc., Macellum SPV II, LP, Barington Companies Equity Partners, L.P., Jonathan Duskin, James A. Mitarotonda, certain of their affiliates listed on Schedule A to the Agreement, and Robert L. Mettler filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 29, 2015, is incorporated by reference herein.

10.10(*)
The Company Profit Sharing/401(k) Plan Adoption Agreement No.#001 for use with Fidelity Basic Plan Document No. 17 entered into by the Company and Fidelity Management Trust Company on September 11, 2015 as filed as Exhibit 10.28 to the registrant’s Annual Report on Form 10-K for the period ended January 30, 2016, is incorporated by reference herein.

10.11
The Children’s Place, Inc. Fourth Amended and Restated 2011 Equity Incentive Plan filed as Annex B to the registrant’s Definitive Proxy Statement on Schedule 14A filed on April 2, 2021, is incorporated by reference herein.

10.12
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
10.13
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

10.14
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

10.15
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

10.16
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

10.17
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

10.18
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

10.19
Seventh Amendment to Amended and Restated Credit Agreement, dated April 16, 2024, among the Company, certain subsidiaries of the Company, the Credit Agreement Lenders and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, L/C Issuer and Swing Line Lender filed as Exhibit 10.24 to the registrant’s Annual Report on Form 10-K for the period ended February 3, 2024, is incorporated by reference herein.

10.20
Unsecured Promissory Note, dated February 29, 2024, among the Company, certain subsidiaries of the Company, and Mithaq Capital SPC filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on March 4, 2024, is incorporated by reference herein.

10.21
Unsecured Promissory Note, dated April 16, 2024, among the Company, certain subsidiaries of the Company, and Mithaq Capital SPC filed as Exhibit 10.26 to the registrant’s Annual Report on Form 10-K for the period ended February 3, 2024, is incorporated by reference herein.

10.22
Commitment Letter for $40 Million Senior Unsecured Credit Facility (Third), dated as of May 2, 2024, among the Company, certain subsidiaries of the Company, and Mithaq Capital SPC filed as Exhibit 10.27 to the registrant’s Annual Report on Form 10-K for the period ended February 3, 2024, is incorporated by reference herein.

10.23
Asset Purchase Agreement, dated March 1, 2019, by and among TCP Brands, LLC, as buyer, and Gymboree Group, Inc. and its subsidiaries, as sellers, filed as Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q for the period ended May 4, 2019, is incorporated by reference herein.

10.24
The Fifth Lease Modification Agreement, dated as of January 29, 2021, by and between The Children’s Place Services Company, LLC and Hancock S-REIT SECA LLC filed as Exhibit 10.24 to the registrant’s Annual Report on Form 10-K for the period ended January 30, 2021, is incorporated by reference herein.

Exhibit	Description
10.25(*)
Letter Agreement dated July 21, 2021 between The Children’s Place Services Company, LLC and Jared Shure filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the period ended July 31, 2021, is incorporated by reference herein.

10.26(*)
Letter Agreement dated May 29, 2024 between The Children’s Place, Inc. and Muhammad Umair filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the period ended May 4, 2024, is incorporated by reference herein.

10.27(*)
Letter Agreement dated August 9, 2024 between The Children’s Place, Inc. and Claudia Lima-Guinehut filed as Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the period ended August 3, 2024, is incorporated by reference herein.

10.28(+)(*)	Letter Agreement dated February 25, 2025 between The Children’s Place, Inc. and John Szczepanksi.
10.29(+)(*)	Form of Deferred Cash Award Agreement under the 2011 Equity Incentive Plan (Group Vice President & below).
10.30(+)(*)	Form of Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Plan (Senior Vice President & above).
19.1(+)	The Children’s Place Inc. Insider Trading Policy
21.1(+)	Subsidiaries of the Company.
23.1(+)	Consent of Independent Registered Public Accounting Firm BDO USA, P.C.
23.2(+)	Consent of Independent Registered Public Accounting Firm Ernst & Young, LLP.
31.1(+)	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2(+)	Certificate of Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32(+)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
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
April 17, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Turki Saleh A. AlRajhi	Chairman of the Board	April 17, 2025
Turki Saleh A. AlRajhi

/S/ Muhammad Umair	Director, President and Interim Chief Executive Officer (Principal Executive Officer)	April 17, 2025
Muhammad Umair

/S/ John Szczepanski	Chief Financial Officer (Principal Financial Officer)	April 17, 2025
John Szczepanski

/S/ Laura Lentini	Chief Accounting Officer (Principal Accounting Officer)	April 17, 2025
Laura Lentini

/S/ Douglas Edwards	Director	April 17, 2025
Douglas Edwards

/S/ Hussan Arshad	Director	April 17, 2025
Hussan Arshad

/S/ Muhammad Asif Seemab	Director	April 17, 2025
Muhammad Asif Seemab

/S/ Rhys Summerton	Director	April 17, 2025
Rhys Summerton