Form 10-Q
period 2025-05-03
Childrens Place, Inc.
filed 2025-06-11
CIK 1041859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, par value $0.10 per share, outstanding at June 5, 2025: 22,167,889.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MAY 3, 2025

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 3, 2025	February 1, 2025	May 4, 2024
	(in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$5,694	$5,347	$12,960
Accounts receivable	41,337	42,701	28,286
Inventories	422,204	399,602	425,156
Prepaid expenses and other current assets	31,374	20,354	43,210
Total current assets	500,609	468,004	509,612
Long-term assets:
Property and equipment, net	92,094	97,487	116,779
Right-of-use assets	166,008	161,595	173,987
Tradenames, net	13,000	13,000	41,000
Other assets	7,891	7,466	6,957
Total assets	$779,602	$747,552	$848,335

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Revolving loan	$258,623	$245,659	$226,100
Accounts payable	131,392	126,716	193,100
Current portion of operating lease liabilities	66,522	67,407	70,668
Income taxes payable	1,134	2,441	3,476
Accrued expenses and other current liabilities	85,938	75,895	79,872
Total current liabilities	543,609	518,118	573,216
Long-term liabilities:
Related party long-term debt	107,010	165,974	166,635
Long-term portion of operating lease liabilities	112,667	107,287	118,363
Income taxes payable	—	—	9,486
Other tax liabilities	5,405	5,291	4,928
Other long-term liabilities	9,496	10,293	10,557
Total liabilities	778,187	806,963	883,185
Commitments and contingencies (see Note 7)
Stockholders’ equity (deficit):
Preferred stock, $1.00 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—	—
Common stock, $0.10 par value, 100,000 shares authorized; 22,065, 12,785, and 12,739 issued; 22,062, 12,782, and 12,679 outstanding	2,207	1,279	1,274
Additional paid-in capital	241,824	151,485	153,358
Treasury stock, at cost (3, 3, and 60 shares)	(90)	(90)	(2,957)
Deferred compensation	90	90	2,957
Accumulated other comprehensive loss	(15,909)	(19,491)	(16,822)
Accumulated deficit	(226,707)	(192,684)	(172,660)
Total stockholders’ equity (deficit)	1,415	(59,411)	(34,850)
Total liabilities and stockholders’ equity (deficit)	$779,602	$747,552	$848,335

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
	(in thousands, except loss per common share)
Net sales	$242,125	$267,878
Cost of sales (exclusive of depreciation and amortization)	171,342	175,137
Gross profit	70,783	92,741
Selling, general, and administrative expenses	86,670	109,094
Depreciation and amortization	8,230	11,635
Operating loss	(24,117)	(27,988)
Related party interest expense	(1,871)	(389)
Other interest expense	(6,701)	(7,342)
Interest income	10	10
Loss before provision for income taxes	(32,679)	(35,709)
Provision for income taxes	1,344	2,086
Net loss	$(34,023)	$(37,795)

Loss per common share
Basic	$(1.57)	$(2.98)
Diluted	$(1.57)	$(2.98)

Weighted average common shares outstanding
Basic	21,629	12,665
Diluted	21,629	12,665

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
	(in thousands)
Net loss	$(34,023)	$(37,795)
Other comprehensive income (loss):
Foreign currency translation adjustment	3,582	(326)
Total comprehensive loss	$(30,441)	$(38,121)

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

Thirteen Weeks Ended May 3, 2025
						Accumulated			Total
			Additional			Other			Stockholders’
	Common Stock		Paid-In	Deferred	Accumulated	Comprehensive	Treasury Stock		Equity
(in thousands)	Shares	Amount	Capital	Compensation	Deficit	Loss	Shares	Amount	(Deficit)
Balance, February 1, 2025	12,785	$1,279	$151,485	$90	$(192,684)	$(19,491)	(3)	$(90)	$(59,411)
Vesting of stock awards	64	6	(6)	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,746	—	—	—	—	—	1,746
Purchase and retirement of common stock	(15)	(1)	(83)	—	—	—	—	—	(84)
Rights offering stock issuance	9,231	923	89,077	—	—	—	—	—	90,000
Stock issuance costs	—	—	(395)	—	—	—	—	—	(395)
Other comprehensive income	—	—	—	—	—	3,582	—	—	3,582
Net loss	—	—	—	—	(34,023)	—	—	—	(34,023)
Balance, May 3, 2025	22,065	$2,207	$241,824	$90	$(226,707)	$(15,909)	(3)	$(90)	$1,415

Thirteen Weeks Ended May 4, 2024
						Accumulated
			Additional			Other			Total
	Common Stock		Paid-In	Deferred	Accumulated	Comprehensive	Treasury Stock		Stockholders’
(in thousands)	Shares	Amount	Capital	Compensation	Deficit	Loss	Shares	Amount	Deficit
Balance, February 3, 2024	12,585	$1,259	$141,083	$2,909	$(134,865)	$(16,496)	(56)	$(2,909)	$(9,019)
Vesting of stock awards	204	20	(20)	—	—	—	—	—	—
Stock-based compensation expense	—	—	12,610	—	—	—	—	—	12,610
Purchase and retirement of common stock	(50)	(5)	(315)	—	—	—	—	—	(320)
Other comprehensive loss	—	—	—	—	—	(326)	—	—	(326)
Distribution of common stock into deferred compensation plan	—	—	—	48	—	—	(4)	(48)	—
Net loss	—	—	—	—	(37,795)	—	—	—	(37,795)
Balance, May 4, 2024	12,739	$1,274	$153,358	$2,957	$(172,660)	$(16,822)	(60)	$(2,957)	$(34,850)

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,023)	$(37,795)
Reconciliation of net loss to net cash used in operating activities:
Non-cash portion of operating lease expense	17,563	19,212
Depreciation and amortization	8,230	11,635
Non-cash stock-based compensation expense	1,746	12,610
Other non-cash charges, net	638	361
Loss on extinguishment of debt	1,039	—
Changes in operating assets and liabilities:
Inventories	(21,565)	(63,452)
Accounts receivable and other assets	453	5,565
Prepaid expenses and other current assets	(8,945)	(2,250)
Income taxes payable, net of prepayments	690	5,783
Accounts payable and other current liabilities	9,424	(45,987)
Lease liabilities	(17,425)	(16,117)
Other long-term liabilities	(783)	(321)
Net cash used in operating activities	(42,958)	(110,756)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,413)	(4,694)
Net cash used in investing activities	(3,413)	(4,694)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	168,814	248,035
Repayments under revolving credit facility	(155,850)	(248,649)
Proceeds from rights offering	90,000	—
Purchase and retirement of common stock, including shares surrendered for tax withholdings and transaction costs	(84)	(320)
Proceeds from issuance of related party term loans	—	168,600
Repayment of related party term loan	(60,187)	—
Repayment of term loan	—	(50,000)
Payment of debt issuance costs	—	(2,777)
Payment of stock issuance costs	(395)	—
Net cash provided by financing activities	42,298	114,889
Effect of exchange rate changes on cash and cash equivalents	4,420	(118)
Net increase (decrease) in cash and cash equivalents	347	(679)
Cash and cash equivalents, beginning of period	5,347	13,639
Cash and cash equivalents, end of period	$5,694	$12,960
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Net cash paid (received) for income taxes	$667	$(3,715)
Cash paid for interest	5,142	7,591
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Purchases of property and equipment not yet paid	2,492	5,849

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.BASIS OF PRESENTATION
Description of Business
The Children’s Place, Inc. and its subsidiaries (collectively, the “Company”) is the largest pure-play children’s specialty retailer in North America with an omni-channel portfolio of brands and an industry-leading digital-first model. The Company designs, contracts to manufacture, and sells fashionable, high-quality apparel, accessories and footwear predominantly at value prices, primarily under the Company’s proprietary brands “The Children’s Place”, “Gymboree”, “Sugar & Jade”, and “PJ Place”. Its global retail and wholesale network includes two digital storefronts, 495 stores in North America, wholesale marketplaces, 228 international points of distribution in 12 countries through seven international franchise partners and social media channels on Instagram, Facebook, X, formerly known as Twitter, YouTube and Pinterest. The Company’s digital storefronts are at www.childrensplace.com and www.gymboree.com, where its customers are able to shop online for the same merchandise available in its physical stores, but also certain exclusive merchandise only available at its e-commerce sites.
The Company classifies its business into two segments: The Children’s Place U.S. and The Children’s Place International. Included in The Children’s Place U.S. segment are the Company’s U.S. and Puerto Rico-based stores and net sales from its U.S.-based wholesale business. Included in The Children’s Place International segment are its Canadian-based stores and net sales from international franchisees. Each segment includes an e-commerce business located at www.childrensplace.com and www.gymboree.com.
Terms that are commonly used in the notes to the Company’s consolidated financial statements are defined as follows:
•First Quarter 2025 — The thirteen weeks ended May 3, 2025
•First Quarter 2024 — The thirteen weeks ended May 4, 2024
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
The unaudited consolidated financial statements and accompanying notes to the consolidated financial statements are prepared in accordance with U.S. GAAP for interim financial information and the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated. As of May 3, 2025, February 1, 2025 and May 4, 2024, the Company did not have any investments in unconsolidated affiliates. FASB ASC 810—Consolidation is considered when determining whether an entity is subject to consolidation.
In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary for a fair statement of the consolidated balance sheets of the Company as of May 3, 2025 and May 4, 2024, the results of its consolidated operations, consolidated comprehensive loss, and consolidated changes in stockholders’ equity (deficit) for the thirteen weeks ended May 3, 2025 and May 4, 2024, and consolidated cash flows for the thirteen weeks ended May 3, 2025 and May 4, 2024. The consolidated balance sheet as of February 1, 2025 was derived from audited financial statements. Due to the seasonal nature of the Company’s business, the results of operations for the thirteen weeks ended May 3, 2025 and May 4, 2024 are not necessarily indicative of operating results for a full fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025.

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
Recent Accounting Standards Updates
Accounting Pronouncement Recently Adopted
In November 2023, the FASB issued Accounting Standards Update No. 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” (“ASU 2023-07”). The amendments in ASU 2023-07 are designed to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses during interim and annual periods. The Company adopted ASU 2023-07 on a retrospective basis and is effective for the Company’s Annual Report on Form 10-K for Fiscal 2024, and subsequent interim periods. The adoption of ASU 2023-07 expanded our disclosures but did not have a material impact on our consolidated financial statements.
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

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
2. REVENUES
The following table presents the Company’s net sales disaggregated by geography:

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
	(in thousands)
South	$85,657	$103,257
Northeast	45,854	54,228
West	27,741	33,917
Midwest	25,920	32,538
International and other (1)	56,953	43,938
Total net sales	$242,125	$267,878
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
The Company recognizes revenue, including shipping and handling fees billed to customers, as applicable, upon purchase at the Company’s retail stores or when received by the customer if the product was purchased via e-commerce, net of coupon redemptions and anticipated sales returns. The Company deferred sales of $7.6 million, $3.2 million, and $5.3 million within Accrued expenses and other current liabilities as of May 3, 2025, February 1, 2025, and May 4, 2024, respectively, based upon estimated time of delivery, at which point control passes to the customer. Sales tax collected from customers is excluded from revenue.
For its wholesale business, the Company recognizes revenue, when title of the goods passes to the customer, net of commissions, discounts, operational chargebacks, and cooperative advertising. The allowance for wholesale revenue included within Accounts receivable was $8.0 million, $8.7 million, and $7.0 million as of May 3, 2025, February 1, 2025, and May 4, 2024, respectively.
For the sale of goods to retail customers with a right of return, the Company recognizes revenue for the consideration it expects to be entitled to and calculates an allowance for estimated sales returns based upon the Company’s sales return experience. Adjustments to the allowance for estimated sales returns in subsequent periods have not been material based on historical data, thereby reducing the uncertainty inherent in such estimates. The allowance for estimated sales returns, which is recorded in Accrued expenses and other current liabilities, was $1.2 million, $1.0 million, and $1.3 million as of May 3, 2025, February 1, 2025, and May 4, 2024, respectively.
The Company’s private label credit card is issued to customers for use exclusively at The Children’s Place and Gymboree stores in the U.S. and online at www.childrensplace.com and www.gymboree.com, and credit is extended to such customers by a third-party financial institution on a non-recourse basis to the Company. The private label credit card includes multiple performance obligations for the Company, including marketing and promoting the program on behalf of the bank and the operation of the loyalty rewards program. Included in the agreement with the third-party financial institution was an upfront bonus paid to the Company and an additional bonus to extend the term of the agreement. These bonuses are recognized as revenue and allocated between brand and reward obligations. As the license of the Company’s brand is the predominant item in the performance obligation, the amount allocated to the brand obligation is recognized on a straight-line basis over the term of the agreement. The amount allocated to the reward obligation is recognized on a point-in-time basis as redemptions under the loyalty program occur.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
In measuring revenue and determining the consideration the Company is entitled to as part of a contract with a customer, the Company takes into account the related elements of variable consideration, such as additional bonuses, including profit-sharing, over the life of the private label credit card program. Similar to the upfront bonus, the usage-based royalties and bonuses are recognized as revenue and allocated between the brand and reward obligations. The amount allocated to the brand obligation is recognized on a straight-line basis over the remaining term. The amount allocated to the reward obligation is recognized on a point-in-time basis as redemptions under the loyalty program occur. In addition, the annual profit-sharing amount is recognized quarterly within an annual period when it can be estimated reliably. The additional bonuses are amortized over the contract term based on anticipated progress against future targets and level of risk associated with achieving the targets.
The Company has a points-based customer loyalty program in which customers earn points based on purchases and other promotional activities. These points can be redeemed for coupons to discount future purchases. The redemption cycle for coupons is 45 days. A contract liability is estimated based on the standalone selling price of benefits earned by customers through the program and the related redemption experience under the program. The value of each point earned is recorded as deferred revenue and is included within Accrued expenses and other current liabilities. The total contract liabilities related to this program were $5.4 million, $3.7 million, and $2.3 million as of May 3, 2025, February 1, 2025, and May 4, 2024, respectively. During the First Quarter 2025 and the First Quarter 2024, the Company recognized Net sales of $3.7 million and $1.7 million related to the points-based customer loyalty program balance that existed at February 1, 2025 and February 3, 2024, respectively.
The Company’s policy with respect to gift cards is to record revenue as and when the gift cards are redeemed for merchandise. The Company recognizes gift card breakage income in proportion to the pattern of rights exercised by the customer when the Company expects to be entitled to breakage and the Company determines that it does not have a legal obligation to remit the value of the unredeemed gift card to the relevant jurisdiction as unclaimed or abandoned property. Gift card breakage is recorded within Net sales. Prior to their redemption, gift cards are recorded as a liability within Accrued expenses and other current liabilities. The liability is estimated based on expected breakage that considers historical patterns of redemption. The gift card liability balance as of May 3, 2025, February 1, 2025, and May 4, 2024 was $4.4 million, $4.8 million, and $6.4 million, respectively. During the First Quarter 2025 and the First Quarter 2024, the Company recognized Net sales of $1.4 million and $1.7 million related to the gift card liability balance that existed at February 1, 2025 and February 3, 2024, respectively.
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

3. INTANGIBLE ASSETS
On April 4, 2019, the Company acquired certain intellectual property and related assets of Gymboree Group, Inc. and related entities, which included the worldwide rights to the Gymboree tradename. The Gymboree tradename is recorded in the long-term assets section of the consolidated balance sheets.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The Company’s intangible assets were as follows:

		May 3, 2025
	Useful Life	Gross Amount	Accumulated Amortization	Net Amount
		(in thousands)
Gymboree tradename	Indefinite	$13,000	$—	$13,000
Total intangible assets		$13,000	$—	$13,000

		February 1, 2025
	Useful Life	Gross Amount	Accumulated Amortization	Net Amount
		(in thousands)
Gymboree tradename	Indefinite	$13,000	$—	$13,000
Crazy 8 tradename	5 years	4,000	(4,000)	—
Total intangible assets		$17,000	$(4,000)	$13,000

		May 4, 2024
	Useful Life	Gross Amount	Accumulated Amortization	Net Amount
		(in thousands)
Gymboree tradename	Indefinite	$41,000	$—	$41,000
Crazy 8 tradename	5 years	4,000	(4,000)	—
Total intangible assets		$45,000	$(4,000)	$41,000
The Company recorded an impairment charge on the Gymboree tradename of $28.0 million in Fiscal 2024, which reduced the carrying value to its fair value of $13.0 million. The Company did not identify any indicators of impairment in the First Quarter 2025 and First Quarter 2024.

4. PROPERTY AND EQUIPMENT, NET
Property and equipment consisted of the following:

	May 3, 2025	February 1, 2025	May 4, 2024
	(in thousands)
Land and land improvements	$3,404	$3,403	$3,403
Building and improvements	36,635	36,527	36,187
Material handling equipment	84,659	88,092	89,427
Leasehold improvements	160,393	159,992	161,922
Store fixtures and equipment	151,884	151,810	165,887
Capitalized software	228,679	228,227	335,523
Construction in progress	3,366	1,647	4,939
	669,020	669,698	797,288
Less: accumulated depreciation and amortization	(576,926)	(572,211)	(680,509)
Property and equipment, net	$92,094	$97,487	$116,779
The Company reviewed its store related long-lived assets for indicators of impairment, and performed a recoverability test if indicators were identified. Based on the results of the analyses performed, the Company did not record asset impairment charges in the First Quarter 2025 and First Quarter 2024.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
5. LEASES
The Company has operating leases for retail stores, corporate offices, distribution facilities, and certain equipment. The Company’s leases have remaining lease terms ranging from less than one year up to twelve years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the lease early. The Company records all occupancy costs in Cost of sales, except costs for administrative office buildings, which are recorded in Selling, general, and administrative expenses. As of the periods presented, the Company’s finance leases were not material to the Consolidated Balance Sheets, Consolidated Statements of Operations, or Consolidated Statements of Cash Flows.
The following components of operating lease expense were recognized in the Company’s Consolidated Statements of Operations:

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
	(in thousands)
Fixed operating lease cost	$21,199	$22,502
Variable operating lease cost	5,759	7,846
Total operating lease cost	$26,958	$30,348
The following table provides the weighted-average remaining lease term of the Company’s operating leases, the weighted-average discount rate used to calculate the Company’s operating liabilities, cash paid for amounts included in the measurement of the Company’s operating lease liabilities, and right-of-use (“ROU”) assets obtained in exchange for the Company’s new operating lease liabilities:

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
Weighted-average remaining lease term (years)	4.4	4.4
Weighted average discount rate (%)	8.6%	7.6%
Cash paid for amounts included in the measurement of operating lease liabilities ($, in millions)	17.4	19.7
ROU assets obtained in exchange for new operating lease liabilities ($, in millions)	23.1	22.1
As of May 3, 2025, the maturities of operating lease liabilities were as follows:

May 3, 2025
(in thousands)
Remainder of 2025	$64,047
2026	55,614
2027	28,633
2028	19,393
2029	13,402
Thereafter	39,146
Total operating lease payments	220,235
Less: imputed interest	(41,046)
Present value of operating lease liabilities	$179,189

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
6. DEBT
ABL Credit Facility
The Company and certain subsidiaries maintain the $433.0 million asset-based revolving credit facility (the “ABL Credit Facility”) under its Amended and Restated Credit Agreement dated May 9, 2019 (as amended from time to time, the “Credit Agreement”), with Wells Fargo Bank, National Association (“Wells Fargo”), Bank of America, N.A., JPMorgan Chase Bank, N.A., Truist Bank, HSBC Bank (USA), N.A., and PNC Bank, National Association, as the lenders party thereto and Wells Fargo, as Administrative Agent, Collateral Agent, and Swing Line Lender. The ABL Credit Facility will mature in November 2026.
As of April 18, 2024, which is the effective date of the seventh amendment to the Credit Agreement (the “Seventh Amendment”), the ABL Credit Facility includes a $25.0 million Canadian sublimit and a $25.0 million sublimit for standby and documentary letters of credit.
Under the ABL Credit Facility, prior to February 4, 2025, borrowings outstanding bore interest, at the Company’s option, at:
(i)the prime rate per annum, plus a margin of 2.000%; or
(ii)the Secured Overnight Financing Rate (“SOFR”) per annum, plus 0.100%, plus a margin of 3.000%.
From and after February 4, 2025 and on the first day of each fiscal quarter thereafter, based on the amount of the Company’s average daily excess availability under the facility, borrowings outstanding under the ABL Credit Facility bear interest, at the Company’s option, at:
(i)the prime rate per annum, plus a margin of 1.750% or 2.000%; or
(ii)the SOFR per annum, plus 0.100%, plus a margin of 2.750% or 3.000%.
As of April 18, 2024, based on the size of the unused portion of the commitments, the Company is charged a fee ranging from 0.250% to 0.375%.
Prior to February 4, 2025, letter of credit fees were at 1.125% for commercial letters of credit and 1.750% for standby letters of credit. As of February 4, 2025, letter of credit fees range from 1.000% to 1.125% for commercial letters of credit and range from 1.500% to 1.750% for standby letters of credit. These fees are determined based on the amount of the Company’s average daily excess availability under the facility. The amount available for loans and letters of credit under the ABL Credit Facility is determined by a borrowing base consisting of certain credit card receivables, certain trade receivables, certain inventory, and the fair market value of certain real estate, subject to certain reserves and an availability block.
For the First Quarter 2025 and First Quarter 2024, the Company recognized $4.8 million and $5.7 million, respectively, in interest expense related to the ABL Credit Facility.
As of April 18, 2024, credit extended under the ABL Credit Facility is secured by a first priority security interest in substantially all of the Company’s U.S. and Canadian assets, including the Company’s intellectual property, certain furniture, fixtures, equipment, and pledges of subsidiary capital stock.
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

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of May 3, 2025, February 1, 2025, and May 4, 2024, unamortized deferred financing costs amounted to $3.3 million, $3.8 million, and $2.9 million, related to the Company’s ABL Credit Facility.
The tables below present the components of the Company’s ABL Credit Facility:

	May 3, 2025	February 1, 2025	May 4, 2024
	(in millions)
Total borrowing base availability	$315.5	$301.9	$286.0
Credit facility availability	433.0	433.0	433.0
Maximum borrowing availability (1)	315.5	301.9	286.0

Outstanding borrowings	258.6	245.7	226.1
Letters of credit outstanding—standby	18.2	16.0	12.2
Utilization of credit facility at end of period	276.8	261.7	238.3

Availability (2)	$38.7	$40.2	$47.7

Interest rate at end of period	7.7%	7.6%	9.9%

Average end-of-day loan balance during the period	$247.2	$284.5	$228.2
Highest end-of-day loan balance during the period	$262.3	$366.9	$251.6

Average interest rate	7.7%	8.7%	9.6%
____________________________________________
(1)The lower of the credit facility availability and the total borrowing base availability.
(2)The sub-limit availability for letters of credit was $6.8 million as of May 3, 2025, $9.0 million at February 1, 2025, and $12.8 million as of May 4, 2024.
Mithaq Term Loans
Mithaq Capital SPC, a Cayman segregated portfolio company (“Mithaq”), is a controlling stockholder of the Company. The Company and certain subsidiaries maintain an interest-free, unsecured and subordinated promissory note with Mithaq for a $78.6 million term loan (the “Initial Mithaq Term Loan”), dated February 29, 2024, by and among the Company, certain of its subsidiaries, and Mithaq. During the First Quarter 2025, $60.2 million under the Initial Mithaq Term Loan was repaid pursuant to the completion of the Company’s rights offering on February 6, 2025 (“Rights Offering”), leaving $18.4 million outstanding under the Initial Mithaq Term Loan as of May 3, 2025. The Company recorded a loss on extinguishment of debt of $1.0 million during the First Quarter 2025, due to this partial prepayment of the Initial Mithaq Term Loan, which is recorded within Other interest expense. For more information about the Rights Offering, see “Note 8. Stockholders’ Equity (Deficit)” below.
The Initial Mithaq Term Loan matures on February 15, 2027 and is guaranteed by each of the Company’s subsidiaries that guarantee the Company’s ABL Credit Facility.
The Company and certain subsidiaries also maintain an unsecured and subordinated promissory note with Mithaq for a $90.0 million term loan (the “New Mithaq Term Loan”; and together with the Initial Mithaq Term Loan, collectively, the “Mithaq Term Loans”), dated April 16, 2024, by and among the Company, certain of its subsidiaries, and Mithaq.
The New Mithaq Term Loan matures on April 16, 2027, and requires monthly payments equivalent to interest charged at the SOFR plus 4.000% per annum, with the first year’s monthly payments to Mithaq deferred until April 30, 2025. On April 28, 2025, the Company and Mithaq entered into Amendment No. 1 to the New Mithaq Term Loan promissory note, which subjected these deferred monthly payments due as of April 30, 2025 to a payment plan, payable in installments prior to the end of Fiscal 2025. The New Mithaq Term Loan is guaranteed by each of the Company’s subsidiaries that guarantee the Company’s ABL Credit Facility. For the First Quarter 2025 and First Quarter 2024, the Company recognized $1.9 million and $0.4 million, respectively, in interest-equivalent expense related to the New Mithaq Term Loan. As of May 3, 2025 and May 4, 2024, interest-equivalent expense payable to Mithaq was $8.4 million and $0.4 million, respectively, which is recorded within Accrued expenses and other current liabilities.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The Mithaq Term Loans are subject to an amended and restated subordination agreement (as amended from time to time, the “Subordination Agreement”), dated as of April 16, 2024, by and among the Company and certain subsidiaries, Wells Fargo and Mithaq, pursuant to which the Mithaq Term Loans are subordinated in payment priority to the obligations of the Company and its subsidiaries under the Credit Agreement. Subject to such subordination terms, the Mithaq Term Loans are prepayable at any time and from time to time without penalty and do not require any mandatory prepayments.
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
As of May 3, 2025, February 1, 2025, and May 4, 2024, unamortized deferred financing costs amounted to $1.4 million, $2.6 million, and $2.0 million, respectively, related to the Mithaq Term Loans.
Maturities of the Company’s principal debt payments on the Mithaq Term Loans as of May 3, 2025 are as follows:

May 3, 2025
(in thousands)
Remainder of 2025	$—
2026	—
2027	108,400
Thereafter	—
Total related party debt	$108,400
Mithaq Commitment Letter
On May 2, 2024, the Company entered into a commitment letter (the “Commitment Letter”) with Mithaq for a senior unsecured $40.0 million credit facility (the “Mithaq Credit Facility”). Under the Mithaq Credit Facility, the Company had the ability to request for advances at any time prior to July 1, 2025. On September 10, 2024, the Company and Mithaq entered into an Amendment No. 1 to the Commitment Letter, that extended the deadline for requesting advances until July 1, 2026.
If any debt is incurred under the Mithaq Credit Facility, it shall require monthly payments equivalent to interest charged at the SOFR plus 5.000% per annum. Such debt shall be unsecured and shall be guaranteed by each of the Company’s subsidiaries that guarantee the Company’s ABL Credit Facility. Similar to the Mithaq Term Loans, such debt shall also be subject to the Subordination Agreement, contain customary affirmative and negative covenants substantially similar to a subset of the covenants set forth in the Credit Agreement, and contain certain customary events of default. Additionally, such debt shall require no mandatory prepayments and shall mature no earlier than July 1, 2026. As of May 3, 2025, no debt had been incurred under the Mithaq Credit Facility.

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

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The Company engaged in mediation proceedings with the plaintiffs in December 2016 and April 2017. The parties reached an agreement in principle in April 2017, and signed a definitive settlement agreement in November 2017, to settle the matter on a class basis with all individuals in the U.S. who made a qualifying purchase at The Children’s Place from February 11, 2012 through January 28, 2020, the date of preliminary approval by the court of the settlement. The Company submitted its memorandum in support of final approval of the class settlement on March 2, 2021. On March 29, 2021, the court granted final approval of the class settlement and denied plaintiff’s motion for attorney’s fees, with the amount of attorney’s fees to be decided after the class recovery amount has been determined. The settlement provides merchandise vouchers for qualified class members who submit valid claims, as well as payment of legal fees and expenses and claims administration expenses. Vouchers were distributed to class members on November 15, 2021 and they were eligible for redemption in multiple rounds through November 2023. On February 23, 2024, a hearing on motion for preliminary injunction and permanent injunction and to enforce judgement and settlement agreement was held. Pending receipt of the court’s ruling, upon the court’s order, the plaintiff filed a renewed motion for attorneys’ fees, costs and incentive awards on March 4, 2024, to which the Company filed a statement of non-opposition on April 1, 2024. Because the plaintiff was seeking less than the maximum amount agreed to in the settlement, the Company requested that such difference in amount be distributed as vouchers to authorized class members, pursuant to the settlement agreement. The hearing for the motion for attorneys’ fees, costs, and incentive awards resulted in the court granting the plaintiff’s counsel approximately $0.3 million in fees, costs and incentive awards. The balance of funds initially reserved for the plaintiff counsel’s fees and costs have been issued as a single, final round of merchandise vouchers for qualified class members, which expired in March 2025. Following the expiration of the vouchers in March, the Company has fully satisfied its obligations under the settlement agreement and considers this matter closed. In connection with the settlement, the Company recorded a reserve for $5.0 million in its consolidated financial statements in the first quarter of 2017. Following the court’s decision(s), the Company released $0.8 million and $2.3 million during the First Quarter 2025 and First Quarter 2024, respectively, from its previously established reserve, which is recorded within Selling, general and administrative expenses.
Similar to the Rael case above, the Company is also a defendant in Gabriela Gonzalez v. The Children’s Place, Inc., a purported class action, pending in the U.S. District Court, Central District of California. The plaintiff alleged that the Company had falsely advertised discounts that do not exist, in violation of California’s Unfair Competition Laws, False Advertising Law and the California Consumer Legal Remedies Act. The Company filed a motion to compel arbitration, which the plaintiff did not oppose, and the court granted the motion on August 17, 2022—staying the case pending the outcome of the arbitration. The demand for arbitration was filed on October 4, 2022, in connection with the individual claim of the plaintiff. A mass arbitration firm associated with plaintiff’s counsel then conducted an advertising campaign for claimants to conduct a mass arbitration. In part, to avoid the mass arbitration, the parties stipulated to return the original plaintiff’s claim to court to proceed as a class action. Accordingly, the arbitration would not be proceeding and the Company’s response to the original plaintiff’s complaint in court was filed on July 20, 2023. On August 16, 2023, however, the Company began to receive notices regarding an initial tranche of approximately 1,300 individual demands that were filed with Judicial Arbitration and Mediation Services, Inc. (“JAMS”) as part of a related mass arbitration claim. The parties participated in mediation proceedings on November 15, 2023 and February 9, 2024. The parties agreed to further discuss settlement options in May 2024, which occurred without resolution. In late May 2024, due to the judge’s retirement, the Gonzalez action was transferred and reassigned to a different judge. Deadlines were therefore reset, including the Company’s motion to dismiss. On June 10, 2024, JAMS advised that it would be pausing its administration of the claims until the parties resolve their dispute over which set of arbitration terms apply to the case. The Company’s motion to dismiss was denied in November 2024. Any liability arising out of these proceedings is not expected to have a material adverse effect on the Company's financial position, results of operations, or cash flows.
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
8. STOCKHOLDERS’ EQUITY (DEFICIT)
Rights Offering
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
Mithaq purchased 6.7 million shares of Common stock pursuant to the Rights Offering and currently owns and controls the voting power of 62% of the Company’s outstanding shares of Common stock. It paid (i) $5.1 million of the subscription price for such shares in cash and (ii) the remaining $60.2 million of the subscription price for such shares by delivery of indebtedness for borrowed money owed by the Company to Mithaq pursuant to the Initial Mithaq Term Loan. The Company received approximately $29.8 million in gross cash proceeds from the Rights Offering on February 6, 2025. Substantially all of the gross cash proceeds from the Rights Offering were used towards prepaying the Company’s ABL Credit Facility.
Share Repurchase Program
In November 2021, the Company’s Board of Directors authorized a $250.0 million share repurchase program (the “Share Repurchase Program”). Under this program, the Company may repurchase shares on the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, and other market and business conditions. The Company may suspend or discontinue the program at any time and may thereafter reinstitute purchases, all without prior announcement. Currently, pursuant to the terms of the Company’s Credit Agreement as amended by its Seventh Amendment described above, the repurchase of any shares would require fulfilling the heightened payment conditions under the Credit Agreement, except that repurchases of shares as described below, pursuant to the Company’s practice as a result of its insider trading policy, are expressly permitted. As of May 3, 2025, there was $156.5 million remaining availability under the Share Repurchase Program.
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
The following table summarizes the Company’s share repurchases:

	Thirteen Weeks Ended
	May 3, 2025		May 4, 2024
	Shares	Amount	Shares	Amount
	(in thousands)
Share repurchases related to:
Share repurchase program	15	$84	43	$320
Shares acquired and held in treasury	—	$—	4	$48
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

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Dividends
Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the Board of Directors based on a number of factors, including business and market conditions, the Company’s financial performance, and other investment priorities. Currently, pursuant to the terms of the Company’s Credit Agreement as amended by its Seventh Amendment as described above, the Company has no current plans to pay regular cash dividends in Fiscal 2025.

9. STOCK-BASED COMPENSATION
The Company generally grants time-vesting stock awards (“Deferred Awards”) and performance-based stock awards (“Performance Awards”) to employees at senior management levels. The Company also grants Deferred Awards to its non-employee independent directors.
The following table summarizes the Company’s stock-based compensation expense:

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
	(in thousands)
Deferred Awards	$1,239	$2,418
Performance Awards	507	10,192
Total stock-based compensation expense (1)	$1,746	$12,610
___________________________________________
(1)Stock-based compensation expense recorded within Cost of sales (exclusive of depreciation and amortization) amounted to $0.3 million and $1.0 million in the First Quarter 2025 and First Quarter 2024, respectively. All other stock-based compensation expense is included in Selling, general, and administrative expenses.
During the First Quarter 2024, there was a change of control of the Company, which triggered a conversion of all then-outstanding Performance Awards into service-based Performance Awards in accordance with their terms. As a result, the Fiscal 2023, fiscal year 2022, and fiscal year 2021 Performance Awards will all vest or have vested, as applicable, at their target shares on their respective vesting dates without regard to the achievement of any of the performance metrics associated with those awards, provided that the recipient be employed at the Company on each such vesting date. The incremental expense recorded for Performance Awards in the First Quarter 2024 due to the change of control was $9.9 million.

10. LOSS PER COMMON SHARE
During the First Quarter 2025, the Company completed its Rights Offering. As the exercise price of the subscription right was less than the fair value of the Common stock, the subscription right contained a bonus element. In connection with this transaction, and in accordance with FASB ASC 260—Earnings Per Share, the Company’s weighted average common shares outstanding and basic and diluted loss per share were retroactively adjusted for all periods presented by a factor of 1.002.
The following table reconciles net loss and common share amounts utilized to calculate basic and diluted loss per common share:

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
	(in thousands)
Net loss	$(34,023)	$(37,795)

Basic weighted average common shares outstanding	21,629	12,665
Diluted weighted average common shares outstanding	21,629	12,665

Anti-dilutive shares excluded from diluted loss per common share calculation	93	78

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
11.     FAIR VALUE MEASUREMENT
The Company’s cash and cash equivalents and investments in the rabbi trust are short-term in nature. As such, their carrying amounts approximate fair value. These assets and liabilities fall within Level 1 of the fair value hierarchy. The Company stock included in the deferred compensation plan is not subject to fair value measurement.
The fair value of the Initial Mithaq Term Loan with a carrying value (gross of debt issuance costs) of $18.4 million as of May 3, 2025, was approximately $14.6 million. The fair value of the New Mithaq Term Loan with a carrying value (gross of debt issuance costs) of $90.0 million as of May 3, 2025, was approximately $81.8 million. The fair value of debt was estimated using a market approach, which considers the Company’s credit risk and market related conditions, and is therefore within Level 2 of the fair value hierarchy.
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
The Company performed periodic quantitative impairment assessments of its long-lived assets and did not record an impairment charge in the First Quarter 2025 and First Quarter 2024.
Impairment of Indefinite-Lived Intangible Assets
The Company estimates the fair value of its indefinite-lived Gymboree tradename based on an income approach using the relief-from-royalty method. Estimating fair value using this method requires management to estimate future revenues, royalty rates, discount rates, long-term growth rates, and other factors in order to project future cash flows.
The Company performs a periodic impairment assessment of the Gymboree tradename, in accordance with FASB ASC 350 — Intangibles – Goodwill and Other. Based on this assessment, the Company did not identify any indicators of impairment in the First Quarter 2025 and First Quarter 2024.

12. INCOME TAXES
The Company utilizes the asset and liability method of accounting for income taxes as set forth in FASB ASC 740—Income Taxes. This method requires recognition of deferred tax assets and liabilities, measured by currently enacted rates, attributable to temporary differences between the financial statement and income tax basis of assets and liabilities. The Company’s deferred tax assets and liabilities are comprised largely of differences relating to depreciation and amortization, rent expense, inventory, stock-based compensation, net operating loss carryforwards, tax credits, and various accruals and reserves.
The Company’s provision for income taxes was $1.3 million during the First Quarter 2025, compared to $2.1 million during the First Quarter 2024. The Company’s effective tax rate was a provision of (4.1)% and (5.8)% in the First Quarter 2025 and First Quarter 2024, respectively. The Company continues to adjust its valuation allowance based upon its ongoing operating results.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act allows net operating losses (“NOLs”) incurred in taxable years 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to offset 100% of taxable income and to generate a refund of previously paid income taxes. Pursuant to the CARES Act, the Company carried back the taxable year 2020 tax loss of $150.0 million to prior years. As of May 3, 2025, the remaining income tax receivable of $19.1 million is included within Prepaid expenses and other current assets on the Consolidated Balance Sheets.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The Company accrues interest and penalties related to unrecognized tax benefits as part of its provision for income taxes. The total amount of unrecognized tax benefits was $6.6 million, $6.5 million, and $7.4 million as of May 3, 2025, February 1, 2025, and May 4, 2024, respectively, and is included within long-term liabilities. Additional interest expense recognized in the First Quarter 2025 and First Quarter 2024 related to unrecognized tax benefits was not significant.
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
The Company reports segment data based on geography: The Children’s Place U.S. and The Children’s Place International. Each segment includes an e-commerce business located at www.childrensplace.com and www.gymboree.com. Included in The Children’s Place U.S. segment are the Company’s U.S. and Puerto Rico-based stores and net sales from the Company’s U.S.-based wholesale business. Included in The Children’s Place International segment are the Company’s Canadian-based stores and net sales from international franchisees. Net sales and direct costs are recorded by each segment. Certain inventory procurement functions, such as production and design, as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services, are managed by The Children’s Place U.S. segment. Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales. The assets related to these functions are not allocated. The Company periodically reviews these allocations and adjusts them based upon changes in business circumstances.
Major Customers
Net sales to external customers are derived from merchandise sales, and the Company has one U.S. wholesale customer that individually accounted for more than 10% of its net sales, amounting to $32.2 million for the First Quarter 2025, and accounts for a majority of the Company’s accounts receivable, amounting to $25.2 million as of May 3, 2025.
Store Count by Segment
As of May 3, 2025, The Children’s Place U.S. had 437 stores and The Children’s Place International had 58 stores. As of May 4, 2024, The Children’s Place U.S. had 455 stores and The Children’s Place International had 63 stores.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The tables below present certain segment information for our reportable segments for the periods indicated:

	Thirteen Weeks Ended May 3, 2025
	The Children’s Place U.S.	The Children’s Place International (1)	Total
	(in thousands)
Net sales	$221,767	$20,358	$242,125
Cost of sales (2)	153,986	17,356	171,342
Selling, general, and administrative expenses (3)	87,496	7,404	94,900
Segment operating loss	$(19,715)	$(4,402)	$(24,117)
Segment operating loss as a percentage of net sales	(8.9)%	(21.6)%	(10.0)%

	Thirteen Weeks Ended May 4, 2024
	The Children’s Place U.S.	The Children’s Place International (1)	Total
	(in thousands)
Net sales	$246,188	$21,690	$267,878
Cost of sales (2)	159,162	15,975	175,137
Selling, general, and administrative expenses (3)	111,005	9,724	120,729
Segment operating loss	$(23,979)	$(4,009)	$(27,988)
Segment operating income (loss) as a percentage of net sales	(9.7)%	(18.5)%	(10.4)%
___________________________________________
(1)The Company’s foreign subsidiaries, primarily in Canada, have operating results based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars.
(2)Cost of sales includes the cost of inventory sold, certain buying, design, and distribution expenses, shipping and handling costs on merchandise sold directly to customers, and all occupancy costs, except for administrative office buildings.
(3)Selling, general, and administrative expenses include store expenses, marketing, corporate payroll, including long-term incentive compensation, information technology, other administrative expenses, and depreciation and amortization.
The table below presents a reconciliation of reportable segment operating loss to Loss before provision for income taxes:

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
	(in thousands)
Total segment operating loss	$(24,117)	$(27,988)
Related party interest expense	(1,871)	(389)
Other interest expense	(6,701)	(7,342)
Interest income	10	10
Loss before provision for income taxes	$(32,679)	$(35,709)

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Additional Segment Data

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
	(in thousands)
Depreciation and amortization:
The Children’s Place U.S.	$7,656	$9,654
The Children’s Place International	574	1,981
Total depreciation and amortization	$8,230	$11,635
Capital expenditures:
The Children’s Place U.S.	$3,273	$4,678
The Children’s Place International	140	16
Total capital expenditures	$3,413	$4,694

	May 3, 2025	February 1, 2025	May 4, 2024
	(in thousands)
Total assets:
The Children’s Place U.S.	$739,736	$711,564	$807,625
The Children’s Place International	39,866	35,988	40,710
Total assets	$779,602	$747,552	$848,335
Long-lived assets:
United States	$264,293	$267,751	$326,152
Canada	12,739	9,801	11,999
Asia	1,961	1,996	572
Total long-lived assets (1)	$278,993	$279,548	$338,723
___________________________________________
(1)The Company’s long-lived assets are comprised of net Property and equipment, ROU assets, Tradenames, and Other assets, and are recorded in the long-term assets section of the consolidated balance sheets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This Quarterly Report on Form 10-Q contains or may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including but not limited to statements relating to the Company’s strategic initiatives and results of operations, including adjusted net income (loss) per diluted share. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “plan,” “project,” “expect,” “anticipate,” “estimate,” “believe,” and similar words, although some forward-looking statements are expressed differently. These forward-looking statements are based upon the Company’s current expectations and assumptions and are subject to various risks and uncertainties that could cause actual results and performance to differ materially. Some of these risks and uncertainties are described in the Company’s filings with the Securities and Exchange Commission, including in the "Risk Factors" section of its annual report on Form 10-K for the fiscal year ended February 1, 2025. Included among the risks and uncertainties that could cause actual results and performance to differ materially are the risk that the Company will be unable to achieve operating results at levels sufficient to fund and/or finance the Company’s current level of operations and repayment of indebtedness, the risk that changes in trade policy and tariff regimes, including newly imposed U.S. tariffs and any responsive non-U.S. tariffs, may impact the Company’s international manufacturing and operations or customers’ discretionary spending habits, the risk that the Company will be unsuccessful in gauging fashion trends and changing consumer preferences, the risks resulting from the highly competitive nature of the Company’s business and its dependence on consumer spending patterns, which may be affected by changes in economic conditions (including inflation), the risk that changes in the Company’s plans and strategies with respect to pricing, capital allocation, capital structure, investor communications and/or operations may have a negative effect on the Company’s business, the risk that the Company’s strategic initiatives to increase sales and margin, improve operational efficiencies, enhance operating controls, decentralize operational authority and reshape the Company’s culture are delayed or do not result in anticipated improvements, the risk of delays, interruptions, disruptions and higher costs in the Company’s global supply chain, including resulting from disease outbreaks, foreign sources of supply in less developed countries, more politically unstable countries, or countries where vendors fail to comply with industry standards or ethical business practices, including the use of forced, indentured or child labor, the risk that the cost of raw materials or energy prices will increase beyond current expectations or that the Company is unable to offset cost increases through value engineering or price increases, various types of litigation, including class action litigation brought under securities, consumer protection, employment, and privacy and information security laws and regulations, risks related to the existence of a controlling stockholder, and the uncertainty of weather patterns, as well as other risks discussed in the Company’s filings with the SEC from time to time. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
As used in this Quarterly Report on Form 10-Q, references to the “Company”, “The Children’s Place”, “we”, “us”, “our”, and similar terms refer to The Children’s Place, Inc. and its subsidiaries.
The following discussion should be read in conjunction with the Company’s unaudited financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 1, 2025.
Terms that are commonly used in our Management’s Discussion and Analysis of Financial Condition and Results of Operations are defined as follows:
•First Quarter 2025 — The thirteen weeks ended May 3, 2025
•First Quarter 2024 — The thirteen weeks ended May 4, 2024
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

•Comparable Retail Sales — Net sales from stores that have been open for at least 14 consecutive months and from our e-commerce store, excluding postage and handling fees. Store closures in the current fiscal year will be excluded from Comparable Retail Sales beginning in the fiscal quarter in which the store closes. A store that is closed for a substantial remodel, relocation, or material change in size will be excluded from Comparable Retail Sales for at least 14 months beginning in the fiscal quarter in which the closure occurred. However, stores that temporarily close will be excluded from Comparable Retail Sales until the store is reopened for a full fiscal month.
•Cost of Sales — Cost of inventory sold, including certain buying, design, and distribution expenses, and shipping and handling costs on merchandise sold, and all occupancy costs, except for administrative office buildings
•Gross Margin — Gross profit expressed as a percentage of Net sales
•SG&A — Selling, general, and administrative expenses

OVERVIEW
Our Business
We are the largest pure-play children’s specialty retailer in North America with an omni-channel portfolio of brands and an industry-leading digital-first model. We design, contract to manufacture, and sell fashionable, high quality apparel, accessories and footwear predominantly at value prices, primarily under our proprietary brands: “The Children’s Place”, “Gymboree”, “Sugar & Jade”, and “PJ Place”. Our global retail and wholesale network includes two digital storefronts, 495 stores in North America, wholesale marketplaces, 228 international points of distribution in 12 countries through our seven franchise partners, and social media channels on Instagram, Facebook, X, formerly known as Twitter, YouTube and Pinterest. Our digital storefronts are at www.childrensplace.com and www.gymboree.com, where our customers are able to shop online for the same merchandise available in our physical stores, but also certain exclusive merchandise only available at our e-commerce sites.
Segment Reporting
In accordance with FASB ASC 280—Segment Reporting, we report segment data based on geography: The Children’s Place U.S. and The Children’s Place International. Each segment includes an e-commerce business located at www.childrensplace.com and www.gymboree.com. Included in The Children’s Place U.S. segment are our U.S. and Puerto Rico-based stores and net sales from our U.S.-based wholesale business. Included in The Children’s Place International segment are our Canadian-based stores and net sales from international franchisees. We measure our segment profitability based on operating income (loss), defined as income (loss) before interest and taxes. Net sales and direct costs are recorded by each segment. Certain inventory procurement functions such as production and design, as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services, are managed by The Children’s Place U.S. segment. Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales. The assets related to these functions are not allocated. We periodically review these allocations and adjust them based upon changes in business circumstances. Net sales to external customers are derived from merchandise sales, and we have one U.S. wholesale customer that individually accounted for more than 10% of our net sales for the First Quarter 2025.
Recent Developments
Macroeconomic conditions, including inflationary pressures, higher interest rates, and other domestic and geopolitical factors, continued to adversely affect our core customer. While some of these inflationary pressures, including freight input costs and product input costs, improved in Fiscal 2024, we may continue to experience inflationary pressures on our product input costs and distribution costs in Fiscal 2025. During the First Quarter 2025, these pressures contributed to a decrease in consumer discretionary apparel purchases. We expect these macroeconomic conditions, including but not limited to increased product input costs, transportation costs, distribution costs, and geopolitical conditions like changes in foreign policies of the United States, and other inflationary pressures, to continue to have an adverse impact during the remainder of Fiscal 2025.
During the First Quarter 2025, the U.S. government announced the intention to impose tariffs on certain goods imported from Canada, Mexico and China. It was further announced that tariffs would be applied to all countries importing goods to the United States. Since then, subsequent developments have put the certainty and the extent of these tariffs into question. We will continue to monitor the impact of any of these tariffs that become effective, as well as potential retaliatory tariffs imposed by other countries. These tariffs could have a material adverse impact on the global retail industry, supply chains worldwide, and other political and macroeconomic conditions, which could also affect customer sentiment in deciding whether to purchase U.S. goods as opposed to other alternatives. In the meantime, we are benefiting from our diversified sourcing strategies, with no single country representing more than 20% of our total sourcing capacity, including limited exposure to China in the mid-single digit range.

Pillar Two Model Rules
The Organization for Economic Cooperation and Development (“OECD”) has introduced a global minimum corporate tax rate of 15% under its Pillar Two initiative (“Pillar Two”), effective for tax years beginning in January 2024. Although the U.S. has not yet implemented the Pillar Two rules, other regions where we conduct business, primarily Hong Kong and Canada, have enacted such legislation. The implementation of the Pillar Two rules in each jurisdiction in which it operates is not expected to have a material impact on our effective tax rate. We are closely monitoring legislative developments globally to evaluate potential impacts on our financial statements, as more regions implement Pillar Two rules.

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

	Thirteen Weeks Ended		Thirteen Weeks Ended		Variance
	May 3, 2025	% of Net Sales	May 4, 2024	% of Net Sales	$	%	% of Net Sales
	(amounts in thousands)
Net sales	$242,125	100.0%	$267,878	100.0%	$(25,753)	(9.6)%	—%
Cost of sales (exclusive of depreciation and amortization)	171,342	70.8%	175,137	65.4%	(3,795)	(2.2)%	5.4%
Gross profit	70,783	29.2%	92,741	34.6%	(21,958)	(23.7)%	(5.4)%
Selling, general, and administrative expenses	86,670	35.8%	109,094	40.7%	(22,424)	(20.6)%	4.9%
Depreciation and amortization	8,230	3.4%	11,635	4.3%	(3,405)	(29.3)%	0.9%
Operating loss	(24,117)	(10.0)%	(27,988)	(10.4)%	3,871	13.8%	0.4%
Related party interest expense	(1,871)	(0.8)%	(389)	(0.1)%	(1,482)	381.0%	(0.7)%
Other interest expense, net	(6,691)	(2.8)%	(7,332)	(2.7)%	641	8.7%	0.1%
Loss before provision for income taxes	(32,679)	(13.5)%	(35,709)	(13.3)%	3,030	8.5%	(0.2)%
Provision for income taxes	1,344	0.6%	2,086	0.8%	(742)	(35.6)%	(0.2)%
Net loss	$(34,023)	(14.1)%	$(37,795)	(14.1)%	$3,772	10.0%	—%
Non-GAAP Reconciliation
We have presented certain measures on a non-GAAP basis. Adjusted net loss, adjusted net loss per diluted share, adjusted selling, general, and administrative expenses, and adjusted operating loss are non-GAAP measures. These measures are not intended to replace GAAP financial information, and may be different from non-GAAP measures reported by other companies. The most comparable GAAP measures are net loss, net loss per diluted share, selling, general, and administrative expenses, and operating loss, respectively. We believe the income and expense items excluded as non-GAAP adjustments are not reflective of the performance of our core business, and that providing this supplemental disclosure to investors will facilitate comparisons of the past and present performance of our core business.
First Quarter 2025 Compared to First Quarter 2024
Net sales decreased $25.8 million, or 9.6%, to $242.1 million during the First Quarter 2025 from $267.9 million during the First Quarter 2024, driven by a decrease in e-commerce sales due to an increase in shipping minimum thresholds to $40 from $20 in the prior year period as we continue to focus on profitable top-line sales, combined with lower traffic and conversion. We also experienced a decrease in brick-and-mortar revenue due to a lower store count and lower sales volume due to lower traffic. Our stores and e-commerce sales were both negatively impacted by the current macroeconomic environment, including uncertainty around potential tariffs, which has decreased consumer sentiment. The decrease in net sales was partially offset by an increase in wholesale revenue. Comparable retail sales decreased 13.6% for the First Quarter 2025, largely driven by the decrease in e-commerce revenue.

Gross profit decreased $21.9 million to $70.8 million during the First Quarter 2025, compared to $92.7 million during the First Quarter 2024. Gross margin decreased 540 basis points to 29.2% of Net sales in the First Quarter 2025, compared to 34.6% of Net sales in the First Quarter 2024. The decrease in gross margin was caused by a combination of factors, including channel mix from the higher penetration of wholesale sales and a higher mix of markdown versus full price product sales, partially offset by favorability from higher shipping minimum thresholds compared to the First Quarter 2024.
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
Selling, general, and administrative expenses were $86.7 million during the First Quarter 2025, compared to $109.1 million during the First Quarter 2024. The decrease was due to a reduction in one-time costs incurred during the First Quarter 2024, primarily associated with the change of control and broken financing deal costs. The First Quarter 2025 results included incremental operating expenses of $0.1 million, including restructuring costs of $0.9 million, partially offset by the reversal of a legal settlement accrual of $0.8 million. The First Quarter 2024 results included incremental operating expenses of $20.4 million, including non-cash equity compensation charges of $9.9 million and other fees of $3.8 million associated with the change of control, broken financing and restructuring fees of $6.7 million, costs to close our Canada distribution center of $0.8 million, fees associated with our credit agreement of $0.8 million, fleet optimization costs of $0.6 million, and restructuring costs of $0.3 million, partially offset by the reversal of a legal settlement accrual of $2.3 million. Excluding the impact of these incremental charges, Adjusted SG&A expenses were $86.5 million during the First Quarter 2025, compared to $88.6 million during the First Quarter 2024, and deleveraged 260 basis points to 35.7% of Net sales, due to lower sales combined with incremental marketing spend as a percentage of net sales. As we reinvest in marketing and focus on content, we are beginning to see initial promising indicators, as Google search interest has grown, along with an acceleration of TikTok followers. We have continued to control our costs well, as this represents the lowest level of Adjusted selling, general, and administrative expenses in more than 15 years for the first quarter of a fiscal year and we continue to evaluate opportunities to further optimize our operating model.
Depreciation and amortization was $8.2 million during the First Quarter 2025, compared to $11.6 million during the First Quarter 2024. The decrease was primarily driven by reduced depreciation of capitalized software and the permanent closure of 24 stores during the past twelve months.
Operating loss was $(24.1) million during the First Quarter 2025, compared to $(28.0) million during the First Quarter 2024. The First Quarter 2025 results were impacted by incremental operating expenses of $0.1 million, as described within SG&A expenses above. The First Quarter 2024 results were impacted by incremental operating expenses of $22.9 million, including SG&A expenses of $20.4 million, as described above, accelerated depreciation of $1.6 million, and additional change in control charges impacting gross margin of $0.9 million. Excluding the impact of these incremental charges, Adjusted operating loss was $(24.0) million in the First Quarter 2025, compared to $(5.1) million in the First Quarter 2024, and deleveraged 800 basis points to (9.9)% of Net sales.
Related party interest expense was $1.9 million during the First Quarter 2025, compared to $0.4 million during the First Quarter 2024. The increase was driven by a full quarter of interest-equivalent charges from loans entered into with Mithaq Capital SPC, a Cayman segregated portfolio company (“Mithaq”), which is a controlling stockholder of the Company, during the First Quarter 2024, compared to a partial period in the prior year.
Other interest expense, net was $6.7 million during the First Quarter 2025, compared to $7.3 million during the First Quarter 2024. The decrease in interest expense was primarily driven by lower average interest rates associated with our asset-based revolving credit facility (the “ABL Credit Facility”) and the paydown of a prior $50.0 million term loan under our credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”) and other lenders, partially offset by higher borrowings on our ABL Credit Facility, and the write-off of deferred financing costs associated with the partial paydown of our first term loan entered into with Mithaq as a result of the completion of our rights offering in the First Quarter 2025 (the “Rights Offering”). For more information about our ABL Credit Facility and our term loans with Mithaq, see “Liquidity and Capital Resources — ABL Credit Facility” and “— Mithaq Term Loans” below.
Provision for income taxes was $1.3 million during the First Quarter 2025, compared to $2.1 million during the First Quarter 2024. Our effective tax rate was a provision of (4.1)% and (5.8)% in the First Quarter 2025 and First Quarter 2024, respectively. We continue to adjust our valuation allowance based on ongoing operating results.

Net loss was $(34.0) million, or $(1.57) per diluted share, during the First Quarter 2025, compared to $(37.8) million, or $(2.98) per diluted share, during the First Quarter 2024, due to the factors discussed above. Adjusted net loss was $(32.8) million, or $(1.52) per diluted share during the First Quarter 2025, compared to $(14.9) million, or $(1.18) per diluted share, during the First Quarter 2024, due to the factors described above, in addition to the loss on extinguishment of debt of $1.0 million during the First Quarter 2025, due to the partial prepayment of our first term loan entered into with Mithaq.
The following table sets forth Net sales and Operating loss, respectively, by segment, for the periods indicated:

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
	(in thousands)
The Children’s Place U.S.	$221,767	$246,188
The Children’s Place International (1)	20,358	21,690
Total net sales	$242,125	$267,878

The Children’s Place U.S.	$(19,715)	$(23,979)
The Children’s Place International	(4,402)	(4,009)
Total segment operating loss	$(24,117)	$(27,988)

The Children’s Place U.S.	(8.9)%	(9.7)%
The Children’s Place International	(21.6)%	(18.5)%
Total segment operating loss as a percentage of net sales	(10.0)%	(10.4)%
___________________________________________
(1)The Company’s foreign subsidiaries, primarily in Canada, have operating results based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S dollars.
The Children’s Place U.S. Net sales decreased $24.4 million, or 9.9%, to $221.8 million during the First Quarter 2025, compared to $246.2 million during the First Quarter 2024, driven by a decrease in e-commerce sales due to a higher shipping threshold, combined with lower traffic and conversion. We also experienced a decrease in brick-and-mortar revenue due to a lower store count and lower sales volume due to lower traffic. Our stores and e-commerce sales were both negatively impacted by the current macroeconomic environment, including uncertainty around potential tariffs, which has decreased consumer sentiment. The decrease in net sales was partially offset by an increase in wholesale revenue.
The Children’s Place International Net sales decreased $1.3 million, or 6.1%, to $20.4 million during the First Quarter 2025, compared to $21.7 million during the First Quarter 2024, driven by a decrease in e-commerce sales due to a higher shipping threshold, combined with lower conversion. We also experienced a decrease in brick-and-mortar revenue due to a lower store count and lower sales volume due to lower traffic.
The Children’s Place U.S. Operating loss was $(19.7) million during the First Quarter 2025, compared to $(24.0) million during the First Quarter 2024. The Children’s Place U.S. operating margin improved during the First Quarter 2025, primarily due to a reduction in one-time costs incurred in the prior year associated with the Company’s change of control and broken financing deal costs.
The Children’s Place International Operating loss was $(4.4) million during the First Quarter 2025, compared to $(4.0) million during the First Quarter 2024. The Children’s Place International operating margin decreased during the First Quarter 2025 due to shifts in our supply chain, which resulted in increased freight, duty and commission costs to transfer inventory from the U.S. into Canada, partially offset by occupancy cost savings achieved due to the closure of our distribution center in Toronto, Canada.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our working capital needs typically follow a seasonal pattern, peaking during the third fiscal quarter based on seasonal inventory purchases. Our primary uses of cash are for working capital requirements, which consist primarily of inventory purchases, rent and marketing expenses; the payment of interest expense on our ABL Credit Facility and interest-equivalent expense on our New Mithaq Term Loan as described below, and the financing of capital projects.

During Fiscal 2024, we entered into an interest-free, unsecured and subordinated promissory note with Mithaq for a $78.6 million term loan (the “Initial Mithaq Term Loan”), and a separate unsecured and subordinated promissory note for a $90.0 million term loan (the “New Mithaq Term Loan”; and together with the Initial Mithaq Term Loan, collectively, the “Mithaq Term Loans”). As of February 6, 2025, $60.2 million under the Initial Mithaq Term Loan was repaid pursuant to the completion of the Rights Offering, leaving an aggregate of $108.4 million outstanding under the Mithaq Term Loans as of May 3, 2025.
As of May 3, 2025, we had $258.6 million of outstanding borrowings under our $433.0 million ABL Credit Facility and no borrowings under our $40.0 million senior unsecured credit facility with Mithaq (the “Mithaq Credit Facility”).
Our working capital deficit decreased $20.6 million to $43.0 million as of May 3, 2025, compared to $63.6 million as of May 4, 2024, primarily reflecting a decrease in our accounts payable balances as we paid down past due vendors, partially offset by an increase in outstanding borrowings under our ABL Credit Facility.
As of May 3, 2025, we had total liquidity of $84.4 million, including $38.7 million of availability under our ABL Credit Facility, $40.0 million of availability under our Mithaq Credit Facility, and $5.7 million of cash on hand. As of May 3, 2025, we had $18.2 million of outstanding letters of credit, with an additional $6.8 million available for issuing letters of credit under our ABL Credit Facility.
We expect to be able to meet our working capital and capital expenditure requirements for at least the next twelve months from the date that our consolidated financial statements for the First Quarter 2025 were issued, by using our cash on hand, cash flows from operations, and availability under our ABL Credit Facility and Mithaq Credit Facility.
Share Repurchase Program
In November 2021, our Board of Directors (the “Board”) authorized a $250.0 million share repurchase program (the “Share Repurchase Program”). Currently, given the terms of our credit agreement with Wells Fargo and other lenders, as amended by its seventh amendment, the repurchase of any shares would require fulfilling the heightened payment conditions under that credit agreement, except that repurchases of shares as described in “Note 8. Stockholders’ Equity (Deficit)” of the consolidated financial statements, pursuant to our practice as a result of our insider trading policy, are expressly permitted. As of May 3, 2025, there was $156.5 million remaining availability under the Share Repurchase Program.
Cash Flows and Capital Expenditures
Cash used in operating activities was $43.0 million during the First Quarter 2025, compared to $110.8 million during the First Quarter 2024. The decrease in cash used in operating activities during the First Quarter 2025 was primarily the result of a smaller increase in our inventory balance compared to the First Quarter 2024, as we continue to scale our inventory levels, in addition to the paydown of past due accounts payable balances in the prior year that existed at the end of fiscal year 2023.
Cash used in investing activities was $3.4 million during the First Quarter 2025, compared to $4.7 million during the First Quarter 2024, driven by lower capital expenditures.
Cash provided by financing activities was $42.3 million during the First Quarter 2025, compared to $114.9 million during the First Quarter 2024. The decrease primarily resulted from proceeds received from the Mithaq Term Loans during the First Quarter 2024, partially offset by the net cash proceeds received from the Rights Offering completed during the First Quarter 2025.
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

Selected Consolidated Balance Sheets Data
Certain components of our Consolidated Balance Sheets as of May 3, 2025, February 1, 2025, and May 4, 2024 were as follows:

	May 3, 2025	February 1, 2025	May 4, 2024
	(in thousands)
Accounts receivable	$41,337	$42,701	$28,286
Inventories	422,204	399,602	425,156
Accounts payable	131,392	126,716	193,100
Accounts receivable were $41.3 million as of May 3, 2025, compared to $28.3 million as of May 4, 2024 and $42.7 million as of February 1, 2025. The increase of $13.1 million, or 46.1%, compared to May 4, 2024 was primarily driven by an increase in wholesale revenue during the First Quarter 2025. There was no significant change in balance compared to February 1, 2025.
Inventories were $422.2 million as of May 3, 2025, compared to $425.2 million as of May 4, 2024 and $399.6 million as of February 1, 2025, representing a decrease of $3.0 million, or 0.7% compared to May 4, 2024 and an increase of $22.6 million, or 5.7%, compared to February 1, 2025, as a result of a shift in our product strategy, as we better balance the mix of fashion and basic product, combined with the impacts of lower conversion.
Accounts payable were $131.4 million as of May 3, 2025, compared to $193.1 million as of May 4, 2024 and $126.7 million as of February 1, 2025. The decrease of $61.7 million, or 32.0%, compared to May 4, 2024 was primarily the result of paying down past due vendors that existed at the end of the First Quarter 2024. There was no significant change in balance compared to February 1, 2025.
ABL Credit Facility
The Company and certain subsidiaries maintain the $433.0 million ABL Credit Facility under our Amended and Restated Credit Agreement dated May 9, 2019 (as amended from time to time, the “Credit Agreement”), with Wells Fargo Bank, National Association (“Wells Fargo”), Bank of America, N.A., JPMorgan Chase Bank, N.A., Truist Bank, HSBC Bank (USA), N.A., and PNC Bank, National Association, as the lenders party thereto and Wells Fargo, as Administrative Agent, Collateral Agent, and Swing Line Lender. The ABL Credit Facility will mature in November 2026.
As of April 18, 2024, which is the effective date of the seventh amendment to the Credit Agreement (the “Seventh Amendment”), the ABL Credit Facility includes a $25.0 million Canadian sublimit and a $25.0 million sublimit for standby and documentary letters of credit.
Under the ABL Credit Facility, prior to February 4, 2025, borrowings outstanding bore interest, at our option, at:
(i)the prime rate per annum, plus a margin of 2.000%; or
(ii)the Secured Overnight Financing Rate (“SOFR”) per annum, plus 0.100%, plus a margin of 3.000%.
From and after February 4, 2025 and on the first day of each fiscal quarter thereafter, based on the amount of our average daily excess availability under the facility, borrowings outstanding under the ABL Credit Facility bear interest, at our option, at:
(i)the prime rate per annum, plus a margin of 1.750% or 2.000%; or
(ii)the SOFR per annum, plus 0.100%, plus a margin of 2.750% or 3.000%.
As of April 18, 2024, based on the size of the unused portion of the commitments, we are charged a fee ranging from 0.250% to 0.375%.
Prior to February 4, 2025, letter of credit fees were at 1.125% for commercial letters of credit and 1.750% for standby letters of credit. As of February 4, 2025, letter of credit fees range from 1.000% to 1.125% for commercial letters of credit and range from 1.500% to 1.750% for standby letters of credit. These fees are determined based on the amount of our average daily excess availability under the facility. The amount available for loans and letters of credit under the ABL Credit Facility is determined by a borrowing base consisting of certain credit card receivables, certain trade receivables, certain inventory, and the fair market value of certain real estate, subject to certain reserves and an availability block.
For the First Quarter 2025 and First Quarter 2024, we recognized $4.8 million and $5.7 million, respectively, in interest expense related to the ABL Credit Facility.

As of April 18, 2024, credit extended under the ABL Credit Facility is secured by a first priority security interest in substantially all of our U.S. and Canadian assets, including our intellectual property, certain furniture, fixtures, equipment, and pledges of subsidiary capital stock.
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
As of May 3, 2025, February 1, 2025, and May 4, 2024, unamortized deferred financing costs amounted to $3.3 million, $3.8 million, and $2.9 million, related to our ABL Credit Facility.
The tables below present the components of our ABL Credit Facility:

	May 3, 2025	February 1, 2025	May 4, 2024
	(in millions)
Total borrowing base availability	$315.5	$301.9	$286.0
Credit facility availability	433.0	433.0	433.0
Maximum borrowing availability (1)	315.5	301.9	286.0

Outstanding borrowings	258.6	245.7	226.1
Letters of credit outstanding—standby	18.2	16.0	12.2
Utilization of credit facility at end of period	276.8	261.7	238.3

Availability (2)	$38.7	$40.2	$47.7

Interest rate at end of period	7.7%	7.6%	9.9%

Average end-of-day loan balance during the period	$247.2	$284.5	$228.2
Highest end-of-day loan balance during the period	$262.3	$366.9	$251.6

Average interest rate	7.7%	8.7%	9.6%
____________________________________________
(1)The lower of the credit facility availability and the total borrowing base availability.
(2)The sub-limit availability for letters of credit was $6.8 million as of May 3, 2025, $9.0 million at February 1, 2025, and $12.8 million as of May 4, 2024.
Mithaq Term Loans
Mithaq is a controlling stockholder of the Company. The Company and certain subsidiaries maintain the interest-free, unsecured and subordinated promissory note for a $78.6 million Initial Mithaq Term Loan, dated February 29, 2024, by and among us, certain of our subsidiaries, and Mithaq. During the First Quarter 2025, $60.2 million under the Initial Mithaq Term Loan was repaid pursuant to the completion of our rights offering on February 6, 2025 (“Rights Offering”), leaving $18.4 million outstanding under the Initial Mithaq Term Loan as of May 3, 2025. We recorded a loss on extinguishment of debt of $1.0 million during the First Quarter 2025, due to this partial prepayment of the Initial Mithaq Term Loan, which is recorded within Other interest expense.
The Initial Mithaq Term Loan matures on February 15, 2027 and is guaranteed by each of our subsidiaries that guarantee our ABL Credit Facility.

The Company and certain subsidiaries also maintain the unsecured and subordinated promissory note for a $90.0 million New Mithaq Term Loan, dated April 16, 2024, by and among us, certain of our subsidiaries, and Mithaq.
The New Mithaq Term Loan matures on April 16, 2027, and requires monthly payments equivalent to interest charged at the SOFR plus 4.000% per annum, with the first year’s monthly payments to Mithaq deferred until April 30, 2025. On April 28, 2025, the Company and Mithaq entered into Amendment No. 1 to the New Mithaq Term Loan promissory note, which subjected these deferred monthly payments due as of April 30, 2025 to a payment plan, payable in installments prior to the end of Fiscal 2025. The New Mithaq Term Loan is guaranteed by each of our subsidiaries that guarantee our ABL Credit Facility. For the First Quarter 2025 and First Quarter 2024, we recognized $1.9 million and $0.4 million, respectively, in interest-equivalent expense related to the New Mithaq Term Loan. As of May 3, 2025 and May 4, 2024, interest-equivalent expense payable to Mithaq was $8.4 million and $0.4 million, respectively, which is recorded within Accrued expenses and other current liabilities.
The Mithaq Term Loans are subject to an amended and restated subordination agreement (as amended from time to time, the “Subordination Agreement”), dated as of April 16, 2024, by and among the Company and certain subsidiaries, Wells Fargo and Mithaq, pursuant to which the Mithaq Term Loans are subordinated in payment priority to our obligations and our subsidiaries’ obligations under the Credit Agreement. Subject to such subordination terms, the Mithaq Term Loans are prepayable at any time and from time to time without penalty and do not require any mandatory prepayments.
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
As of May 3, 2025, February 1, 2025, and May 4, 2024, unamortized deferred financing costs amounted to $1.4 million, $2.6 million, and $2.0 million, respectively, related to the Mithaq Term Loans.
Maturities of our principal debt payments on the Mithaq Term Loans as of May 3, 2025 are as follows:

May 3, 2025
(in thousands)
Remainder of 2025	$—
2026	—
2027	108,400
Thereafter	—
Total related party debt	$108,400
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
If any debt is incurred under the Mithaq Credit Facility, it shall require monthly payments equivalent to interest charged at the SOFR plus 5.000% per annum. Such debt shall be unsecured and shall be guaranteed by each of our subsidiaries that guarantee our ABL Credit Facility. Similar to the Mithaq Term Loans, such debt shall also be subject to the Subordination Agreement, contain customary affirmative and negative covenants substantially similar to a subset of the covenants set forth in the Credit Agreement, and contain certain customary events of default. Additionally, such debt shall require no mandatory prepayments and shall mature no earlier than July 1, 2026. As of May 3, 2025, no debt had been incurred under the Mithaq Credit Facility.

SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES
We describe our significant accounting policies in “Note 1. Basis of Preparation and Summary of Significant Accounting Policies” of the consolidated financial statements included in our most recent Annual Report on Form 10-K for the fiscal year ended February 1, 2025. There have been no significant changes in our accounting policies from those described in our most recent Annual Report on Form 10-K.
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
Our critical accounting estimates are described under the heading “Critical Accounting Estimates” in Item 7 of our most recent Annual Report on Form 10-K for the fiscal year ended February 1, 2025. Our critical accounting estimates include impairment of long-lived assets, impairment of indefinite-lived intangible assets, income taxes, stock-based compensation, and inventory valuation. There have been no material changes in these critical accounting estimates from those described in our most recent Annual Report on Form 10-K.
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
Interest Rates
On the first day of each fiscal quarter, based on the amount of our average daily excess availability under the ABL Credit Facility, borrowings outstanding under the facility bear interest, at our option, at (i) the prime rate per annum, plus a margin of 1.750% or 2.000%; or (ii) the SOFR per annum, plus 0.100%, plus a margin of 2.750% or 3.000%. As of May 3, 2025, we had $258.6 million in borrowings under our ABL Credit Facility. A 10% change in the prime rate or SOFR would not have had a material impact on our interest expense.
The New Mithaq Term Loan requires monthly payments equivalent to interest charged at the SOFR per annum plus 4.000% per annum, with the first year’s monthly payments to Mithaq deferred until April 30, 2025. On April 28, 2025, the Company and Mithaq entered into Amendment No. 1 to the New Mithaq Term Loan promissory note, which subjected these deferred monthly payments due as of April 30, 2025 to a payment plan, payable in installments prior to the end of Fiscal 2025. A 10% change in the prime rate or SOFR would not have had a material impact on our interest expense.
As of May 3, 2025, we had no borrowings under our Mithaq Credit Facility. If any debt is incurred under the Mithaq Credit Facility, it shall require monthly payments equivalent to interest charged at the SOFR plus 5.000% per annum.
Assets and Liabilities of Foreign Subsidiaries
Assets and liabilities outside the United States are primarily located in Canada and Hong Kong, where our investments in our subsidiaries are considered long-term. As of May 3, 2025, net liabilities in Canada and Hong Kong amounted to $17.4 million. A 10% increase or decrease in the Canadian and Hong Kong foreign currency exchange rates would increase or decrease the corresponding net investment by $1.7 million. All changes in the net investments in our foreign subsidiaries are recorded in other comprehensive loss.
As of May 3, 2025, we had $3.6 million of our cash and cash equivalents held in foreign subsidiaries, of which $1.1 million was in China, $0.9 million was in India, $0.5 million was in Canada, $0.2 million was in Hong Kong, and $0.9 million was held in other foreign countries.
We have subsidiaries whose operating results are based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars. The table below summarizes the average translation rates that most significantly impact our operating results:

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
Average Translation Rates (1)
Canadian dollar	0.7049	0.7364
Hong Kong dollar	0.1287	0.1278
____________________________________________
(1)The average translation rates are the average of the monthly translation rates used during each fiscal year to translate the respective income statements. Each rate represents the U.S. dollar equivalent of the respective foreign currency.

Foreign Operations
We have exchange rate exposure primarily with respect to certain revenues and expenses denominated in Canadian and Hong Kong dollars. As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses. Assuming a 10% change in foreign currency exchange rates, the First Quarter 2025 net sales would have decreased or increased by approximately $1.8 million, and total costs and expenses would have decreased or increased by approximately $2.2 million. Additionally, we have foreign currency denominated receivables and payables that, when settled, result in transaction gains or losses. A 10% change in foreign currency exchange rates would not result in a significant transaction gain or loss in earnings.
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
Management, including our President and Interim Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of May 3, 2025.
Based on that evaluation, our President and Interim Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level, as of May 3, 2025, to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive, principal accounting, and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended May 3, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS.
Certain legal proceedings in which we are involved are discussed in “Note 7. Commitments and Contingencies” to the accompanying consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended February 1, 2025.

ITEM 1A.RISK FACTORS.
There were no material changes to the risk factors disclosed in Item 1A of Part I in our Annual Report on Form 10-K for the year ended February 1, 2025.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
In November 2021, our Board of Directors authorized a $250.0 million share repurchase program (the “Share Repurchase Program”). Under this program, we may repurchase shares on the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, and other market and business conditions. We may suspend or discontinue the program at any time and may thereafter reinstitute purchases, all without prior announcement. Currently, given the terms of our credit agreement, dated as of May 9, 2019, (as amended from time to time, the “Credit Agreement”), by and among the Company and certain subsidiaries, and the lenders party thereto, as amended by the seventh amendment to the Credit Agreement, dated as of April 18, 2024, the repurchase of any shares would require fulfilling the heightened payment conditions under our Credit Agreement, except that repurchases of shares as described below, pursuant to our practice as a result of our insider trading policy, are expressly permitted. As of May 3, 2025, there was $156.5 million remaining availability under the Share Repurchase Program.
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
The following table provides a month-by-month summary of our share repurchase activity during the First Quarter 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs
February 2, 2025 through March 1, 2025	—	$—	—	$156,549
March 2, 2025 through April 5, 2025 (1)	14,725	5.76	14,725	156,464
April 6, 2025 through May 3, 2025	—	—	—	156,464
Total	14,725	$5.76	14,725
____________________________________________
(1)Includes 14,725 shares withheld to cover taxes in conjunction with the vesting of stock awards.

ITEM 5.    OTHER INFORMATION.
During the First Quarter 2025, none of the Company’s directors or officers, as defined in Section 16 of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Exchange Act.

ITEM 6.    EXHIBITS.
The following exhibits are filed with this Quarterly Report on Form 10-Q:

10.1(+)	Amendment No. 1 to Unsecured Promissory Note, dated as of April 28, 2025, among the Company, certain subsidiaries of the Company, and Mithaq Capital SPC.
31.1(+)	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2(+)	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32(+)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
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

THE CHILDREN’S PLACE, INC.

Date:	June 11, 2025	By:	/S/ Muhammad Umair
Muhammad Umair
President and Interim Chief Executive Officer
(Principal Executive Officer)

Date:	June 11, 2025	By:	/S/ John Szczepanski
John Szczepanski
Chief Financial Officer
(Principal Financial Officer)