Form 10-Q
period 2025-08-02
Childrens Place, Inc.
filed 2025-09-05
CIK 1041859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, par value $0.10 per share, outstanding at September 2, 2025: 22,167,889.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED AUGUST 2, 2025

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	August 2, 2025	February 1, 2025	August 3, 2024
	(in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$7,798	$5,347	$9,573
Accounts receivable	54,365	42,701	61,926
Inventories	442,705	399,602	520,593
Prepaid expenses and other current assets	38,987	20,354	35,251
Total current assets	543,855	468,004	627,343
Long-term assets:
Property and equipment, net	89,445	97,487	111,296
Right-of-use assets	151,145	161,595	163,539
Tradenames, net	13,000	13,000	13,000
Other assets	7,652	7,466	6,236
Total assets	$805,097	$747,552	$921,414

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Revolving loan	$294,417	$245,659	$316,655
Accounts payable	132,436	126,716	215,793
Current portion of operating lease liabilities	60,546	67,407	67,610
Income taxes payable	2,043	2,441	3,384
Accrued expenses and other current liabilities	94,454	75,895	95,074
Total current liabilities	583,896	518,118	698,516
Long-term liabilities:
Related party long-term debt	107,193	165,974	165,354
Long-term portion of operating lease liabilities	103,982	107,287	110,596
Other tax liabilities	5,523	5,291	5,073
Other long-term liabilities	9,370	10,293	10,747
Total liabilities	809,964	806,963	990,286
Commitments and contingencies (see Note 7)
Stockholders’ deficit:
Preferred stock, $1.00 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—	—
Common stock, $0.10 par value, 100,000 shares authorized; 22,171, 12,785, and 12,779 issued; 22,168, 12,782, and 12,718 outstanding	2,217	1,279	1,278
Additional paid-in capital	242,407	151,485	151,859
Treasury stock, at cost (3, 3, and 61 shares)	(90)	(90)	(2,975)
Deferred compensation	90	90	2,975
Accumulated other comprehensive loss	(17,419)	(19,491)	(17,235)
Accumulated deficit	(232,072)	(192,684)	(204,774)
Total stockholders’ deficit	(4,867)	(59,411)	(68,872)
Total liabilities and stockholders’ deficit	$805,097	$747,552	$921,414

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
	(in thousands, except loss per common share)
Net sales	$298,006	$319,655	$540,131	$587,533
Cost of sales (exclusive of depreciation and amortization)	196,734	207,861	368,076	382,998
Gross profit	101,272	111,794	172,055	204,535
Selling, general, and administrative expenses	89,596	96,065	176,266	205,159
Depreciation and amortization	7,570	9,505	15,800	21,140
Asset impairment charges	—	28,000	—	28,000
Operating income (loss)	4,106	(21,776)	(20,011)	(49,764)
Related party interest expense	(1,868)	(2,087)	(3,740)	(2,476)
Other interest expense	(6,167)	(7,158)	(12,867)	(14,501)
Interest income	17	14	27	25
Loss before provision for income taxes	(3,912)	(31,007)	(36,591)	(66,716)
Provision for income taxes	1,453	1,107	2,797	3,193
Net loss	$(5,365)	$(32,114)	$(39,388)	$(69,909)

Loss per common share
Basic	$(0.24)	$(2.51)	$(1.80)	$(5.49)
Diluted	$(0.24)	$(2.51)	$(1.80)	$(5.49)

Weighted average common shares outstanding
Basic	22,142	12,793	21,885	12,729
Diluted	22,142	12,793	21,885	12,729

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
	(in thousands)
Net loss	$(5,365)	$(32,114)	$(39,388)	$(69,909)
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,510)	(413)	2,072	(739)
Total comprehensive loss	$(6,875)	$(32,527)	$(37,316)	$(70,648)

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)

Thirteen Weeks Ended August 2, 2025
						Accumulated			Total
			Additional			Other			Stockholders’
	Common Stock		Paid-In	Deferred	Accumulated	Comprehensive	Treasury Stock		Equity
(in thousands)	Shares	Amount	Capital	Compensation	Deficit	Loss	Shares	Amount	(Deficit)
Balance, May 3, 2025	22,065	$2,207	$241,824	$90	$(226,707)	$(15,909)	(3)	$(90)	$1,415
Vesting of stock awards	162	16	(16)	—	—	—	—	—	—
Stock-based compensation expense	—	—	931	—	—	—	—	—	931
Purchase and retirement of common stock	(56)	(6)	(332)	—	—	—	—	—	(338)
Other comprehensive loss	—	—	—	—	—	(1,510)	—	—	(1,510)
Net loss	—	—	—	—	(5,365)	—	—	—	(5,365)
Balance, August 2, 2025	22,171	$2,217	$242,407	$90	$(232,072)	$(17,419)	(3)	$(90)	$(4,867)

Twenty-six Weeks Ended August 2, 2025
						Accumulated
			Additional			Other			Total
	Common Stock		Paid-In	Deferred	Accumulated	Comprehensive	Treasury Stock		Stockholders’
(in thousands)	Shares	Amount	Capital	Compensation	Deficit	Loss	Shares	Amount	Deficit
Balance, February 1, 2025	12,785	$1,279	$151,485	$90	$(192,684)	$(19,491)	(3)	$(90)	$(59,411)
Vesting of stock awards	226	22	(22)	—	—	—	—	—	—
Stock-based compensation expense	—	—	2,677	—	—	—	—	—	2,677
Purchase and retirement of common stock	(71)	(7)	(415)	—	—	—	—	—	(422)
Rights offering stock issuance	9,231	923	89,077	—	—	—	—	—	90,000
Stock issuance costs	—	—	(395)	—	—	—	—	—	(395)
Other comprehensive income	—	—	—	—	—	2,072	—	—	2,072
Net loss	—	—	—	—	(39,388)	—	—	—	(39,388)
Balance, August 2, 2025	22,171	$2,217	$242,407	$90	$(232,072)	$(17,419)	(3)	$(90)	$(4,867)

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

Thirteen Weeks Ended August 3, 2024
						Accumulated
			Additional			Other			Total
	Common Stock		Paid-In	Deferred	Accumulated	Comprehensive	Treasury Stock		Stockholders’
(in thousands)	Shares	Amount	Capital	Compensation	Deficit	Loss	Shares	Amount	Deficit
Balance, May 4, 2024	12,739	$1,274	$153,358	$2,957	$(172,660)	$(16,822)	(60)	$(2,957)	$(34,850)
Vesting of stock awards	61	6	(6)	—	—	—	—	—	—
Stock-based compensation benefit	—	—	(1,248)	—	—	—	—	—	(1,248)
Purchase and retirement of common stock	(21)	(2)	(245)	—	—	—	—	—	(247)
Other comprehensive loss	—	—	—	—	—	(413)	—	—	(413)
Deferral of common stock into deferred compensation plan	—	—	—	18	—	—	(1)	(18)	—
Net loss	—	—	—	—	(32,114)	—	—	—	(32,114)
Balance, August 3, 2024	12,779	$1,278	$151,859	$2,975	$(204,774)	$(17,235)	(61)	$(2,975)	$(68,872)

Twenty-six Weeks Ended August 3, 2024
						Accumulated
			Additional			Other			Total
	Common Stock		Paid-In	Deferred	Accumulated	Comprehensive	Treasury Stock		Stockholders’
(in thousands)	Shares	Amount	Capital	Compensation	Deficit	Loss	Shares	Amount	Deficit
Balance, February 3, 2024	12,585	$1,259	$141,083	$2,909	$(134,865)	$(16,496)	(56)	$(2,909)	$(9,019)
Vesting of stock awards	265	26	(26)	—	—	—	—	—	—
Stock-based compensation expense	—	—	11,361	—	—	—	—	—	11,361
Purchase and retirement of common stock	(71)	(7)	(559)	—	—	—	—	—	(566)
Other comprehensive loss	—	—	—	—	—	(739)	—	—	(739)
Deferral of common stock into deferred compensation plan	—	—	—	66	—	—	(5)	(66)	—
Net loss	—	—	—	—	(69,909)	—	—	—	(69,909)
Balance, August 3, 2024	12,779	$1,278	$151,859	$2,975	$(204,774)	$(17,235)	(61)	$(2,975)	$(68,872)

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Twenty-six Weeks Ended
	August 2, 2025	August 3, 2024
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,388)	$(69,909)
Reconciliation of net loss to net cash used in operating activities:
Non-cash portion of operating lease expense	35,571	39,184
Depreciation and amortization	15,800	21,140
Non-cash stock-based compensation expense	2,677	11,361
Asset impairment charges	—	28,000
Other non-cash charges, net	2,647	1,072
Loss on extinguishment of debt	1,039	—
Changes in operating assets and liabilities:
Inventories	(41,914)	(159,211)
Accounts receivable and other assets	(12,878)	(27,831)
Prepaid expenses and other current assets	(8,720)	(5,050)
Income taxes payable, net of prepayments	(8,303)	4,016
Accounts payable and other current liabilities	16,247	(861)
Lease liabilities	(35,307)	(36,461)
Other long-term liabilities	(907)	(137)
Net cash used in operating activities	(73,436)	(194,687)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,843)	(12,478)
Net cash used in investing activities	(4,843)	(12,478)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	365,258	618,891
Repayments under revolving credit facility	(316,500)	(528,951)
Proceeds from rights offering	90,000	—
Purchase and retirement of common stock, including shares surrendered for tax withholdings and transaction costs	(422)	(566)
Proceeds from issuance of related party term loans	—	168,600
Repayment of related party term loan	(60,187)	—
Repayment of term loan	—	(50,000)
Payment of debt issuance costs	—	(4,322)
Payment of stock issuance costs	(395)	—
Net cash provided by financing activities	77,754	203,652
Effect of exchange rate changes on cash and cash equivalents	2,976	(553)
Net increase (decrease) in cash and cash equivalents	2,451	(4,066)
Cash and cash equivalents, beginning of period	5,347	13,639
Cash and cash equivalents, end of period	$7,798	$9,573
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Net cash paid (received) for income taxes	$11,140	$(527)
Cash paid for interest	13,774	13,184
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Purchases of property and equipment not yet paid	6,432	2,144
 See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.BASIS OF PRESENTATION
Description of Business
The Children’s Place, Inc. and its subsidiaries (collectively, the “Company”) is the largest pure-play children’s specialty retailer in North America with an omni-channel portfolio of brands and an industry-leading digital-first model. The Company designs, contracts to manufacture, and sells fashionable, high-quality apparel, accessories and footwear predominantly at value prices, primarily under the Company’s proprietary brands “The Children’s Place”, “Gymboree”, “Sugar & Jade”, and “PJ Place”. Its global retail and wholesale network includes two digital storefronts, 494 stores in North America, wholesale marketplaces, 229 international points of distribution in 12 countries through seven international franchise and wholesale partners and social media channels on Instagram, Facebook, X, formerly known as Twitter, YouTube and Pinterest. The Company’s digital storefronts are at www.childrensplace.com and www.gymboree.com, where its customers are able to shop online for the same merchandise available in its physical stores, but also certain exclusive merchandise only available at its e-commerce sites.
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
Terms that are commonly used in the notes to the Company’s consolidated financial statements are defined as follows:
•Second Quarter 2025 — The thirteen weeks ended August 2, 2025
•Second Quarter 2024 — The thirteen weeks ended August 3, 2024
•Year-To-Date 2025 — The twenty-six weeks ended August 2, 2025
•Year-To-Date 2024 — The twenty-six weeks ended August 3, 2024
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
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated. As of August 2, 2025, February 1, 2025 and August 3, 2024, the Company did not have any investments in unconsolidated affiliates. FASB ASC 810—Consolidation is considered when determining whether an entity is subject to consolidation.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary for a fair statement of the consolidated balance sheets of the Company as of August 2, 2025 and August 3, 2024, the results of its consolidated operations, consolidated comprehensive loss, and consolidated changes in stockholders’ deficit for the thirteen and twenty-six weeks ended August 2, 2025 and August 3, 2024, and consolidated cash flows for the twenty-six weeks ended August 2, 2025 and August 3, 2024. The consolidated balance sheet as of February 1, 2025 was derived from audited financial statements. Due to the seasonal nature of the Company’s business, the results of operations for the thirteen and twenty-six weeks ended August 2, 2025 and August 3, 2024 are not necessarily indicative of operating results for a full fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025.
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
Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued Accounting Standards Update No. 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” (“ASU 2023-09”). The amendments in ASU 2023-09 are designed to enhance the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of ASU 2023-09 will expand the Company’s disclosures, but is not expected to have a material impact on its consolidated financial statements.
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

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
2. REVENUES
The following table presents the Company’s net sales disaggregated by geography:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
	(in thousands)
South	$116,383	$125,639	$202,040	$228,895
Northeast	47,156	50,453	93,010	104,680
West	34,954	38,837	62,695	72,753
Midwest	25,905	27,953	51,825	60,491
International and other (1)	73,608	76,773	130,561	120,714
Total net sales	$298,006	$319,655	$540,131	$587,533
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
The Company recognizes revenue, including shipping and handling fees billed to customers, as applicable, upon purchase at the Company’s retail stores or when received by the customer if the product was purchased via e-commerce, net of coupon redemptions and anticipated sales returns. The Company deferred sales of $10.6 million, $3.2 million, and $12.6 million within Accrued expenses and other current liabilities as of August 2, 2025, February 1, 2025, and August 3, 2024, respectively, based upon estimated time of delivery, at which point control passes to the customer. Sales tax collected from customers is excluded from revenue.
For its wholesale business, the Company recognizes revenue, when title of the goods passes to the customer, net of commissions, discounts, operational chargebacks, and cooperative advertising. The allowance for wholesale revenue included within Accounts receivable was $6.9 million, $8.7 million, and $8.0 million as of August 2, 2025, February 1, 2025, and August 3, 2024, respectively.
For the sale of goods to retail customers with a right of return, the Company recognizes revenue for the consideration it expects to be entitled to and calculates an allowance for estimated sales returns based upon the Company’s sales return experience. Adjustments to the allowance for estimated sales returns in subsequent periods have not been material based on historical data, thereby reducing the uncertainty inherent in such estimates. The allowance for estimated sales returns, which is recorded in Accrued expenses and other current liabilities, was $2.0 million, $1.0 million, and $2.1 million as of August 2, 2025, February 1, 2025, and August 3, 2024, respectively.
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
The Company has a points-based customer loyalty program in which customers earn points based on purchases and other promotional activities. These points can be redeemed for coupons to discount future purchases. The redemption cycle for coupons is 45 days. A contract liability is estimated based on the standalone selling price of benefits earned by customers through the program and the related redemption experience under the program. The value of each point earned is recorded as deferred revenue and is included within Accrued expenses and other current liabilities. The total contract liabilities related to this program were $6.0 million, $3.7 million, and $3.6 million as of August 2, 2025, February 1, 2025, and August 3, 2024, respectively. During Year-To-Date 2025 and Year-To-Date 2024, the Company recognized Net sales of $3.7 million and $1.7 million related to the points-based customer loyalty program balance that existed at February 1, 2025 and February 3, 2024, respectively.
The Company’s policy with respect to gift cards is to record revenue as and when the gift cards are redeemed for merchandise. The Company recognizes gift card breakage income in proportion to the pattern of rights exercised by the customer when the Company expects to be entitled to breakage and the Company determines that it does not have a legal obligation to remit the value of the unredeemed gift card to the relevant jurisdiction as unclaimed or abandoned property. Gift card breakage is recorded within Net sales. Prior to their redemption, gift cards are recorded as a liability within Accrued expenses and other current liabilities. The liability is estimated based on expected breakage that considers historical patterns of redemption. The gift card liability balance as of August 2, 2025, February 1, 2025, and August 3, 2024 was $4.3 million, $4.8 million, and $6.4 million, respectively. During the Second Quarter 2025 and the Second Quarter 2024, the Company recognized Net sales of $0.9 million and $1.0 million related to the gift card liability balance that existed at February 1, 2025 and February 3, 2024, respectively. During Year-To-Date 2025 and Year-To-Date 2024, the Company recognized Net sales of $2.3 million and $2.7 million related to the gift card liability balance that existed at February 1, 2025 and February 3, 2024, respectively.
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

		August 2, 2025
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
The Company did not identify any indicators of impairment in the Second Quarter 2025 and Year-To-Date 2025. The Company recorded an impairment charge on the Gymboree tradename of $28.0 million during the Second Quarter 2024, which reduced the carrying value to its fair value of $13.0 million as of August 3, 2024.

4. PROPERTY AND EQUIPMENT, NET
Property and equipment consisted of the following:

	August 2, 2025	February 1, 2025	August 3, 2024
	(in thousands)
Land and land improvements	$3,403	$3,403	$3,403
Building and improvements	36,209	36,527	36,309
Material handling equipment	84,761	88,092	89,427
Leasehold improvements	162,599	159,992	164,054
Store fixtures and equipment	151,551	151,810	164,795
Capitalized software	229,404	228,227	335,762
Construction in progress	4,850	1,647	5,992
	672,777	669,698	799,742
Less: accumulated depreciation and amortization	(583,332)	(572,211)	(688,446)
Property and equipment, net	$89,445	$97,487	$111,296

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The Company reviewed its store related long-lived assets for indicators of impairment, and performed a recoverability test if indicators were identified. Based on the results of the analyses performed, the Company did not record asset impairment charges in the Second Quarter 2025 and Year-To-Date 2025, and in the Second Quarter 2024 and Year-To-Date 2024.

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
The following components of operating lease expense were recognized in the Company’s Consolidated Statements of Operations:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
	(in thousands)
Fixed operating lease cost	$21,343	$23,139	$42,542	$45,641
Variable operating lease cost	4,322	6,098	10,081	13,944
Total operating lease cost	$25,665	$29,237	$52,623	$59,585
The following table provides the weighted-average remaining lease term of the Company’s operating leases, the weighted-average discount rate used to calculate the Company’s operating liabilities, cash paid for amounts included in the measurement of the Company’s operating lease liabilities, and right-of-use (“ROU”) assets obtained in exchange for the Company’s new operating lease liabilities:

	Twenty-six Weeks Ended
	August 2, 2025	August 3, 2024
Weighted-average remaining lease term (years)	4.4	4.3
Weighted average discount rate (%)	8.6%	7.8%
Cash paid for amounts included in the measurement of operating lease liabilities ($, in millions)	35.7	39.8
ROU assets obtained in exchange for new operating lease liabilities ($, in millions)	27.3	34.8
The maturities of operating lease liabilities were as follows:

August 2, 2025
(in thousands)
Remainder of 2025	$42,870
2026	56,592
2027	29,880
2028	20,172
2029	13,968
Thereafter	39,507
Total operating lease payments	202,989
Less: imputed interest	(38,461)
Present value of operating lease liabilities	$164,528

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
(i)the prime rate per annum, plus a margin of 1.750% or 2.000%; or
(ii)the Secured Overnight Financing Rate (“SOFR”) per annum, plus 0.100%, plus a margin of 2.750% or 3.000%.
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
For the Second Quarter 2025 and Year-To-Date 2025, the Company recognized $5.4 million and $10.2 million, respectively, in interest expense related to the ABL Credit Facility. For the Second Quarter 2024 and Year-To-Date 2024, the Company recognized $6.3 million and $12.0 million, respectively, in interest expense related to the ABL Credit Facility.
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
As of August 2, 2025, February 1, 2025, and August 3, 2024, unamortized deferred financing costs amounted to $2.7 million, $3.8 million, and $2.4 million, related to the Company’s ABL Credit Facility.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The tables below present the components of the Company’s ABL Credit Facility:

	August 2, 2025	February 1, 2025	August 3, 2024
	(in millions)
Total borrowing base availability	$356.4	$301.9	$396.2
Credit facility availability	433.0	433.0	433.0
Maximum borrowing availability (1)	356.4	301.9	396.2

Outstanding borrowings	294.4	245.7	316.7
Letters of credit outstanding—standby	18.2	16.0	12.2
Utilization of credit facility at end of period	312.6	261.7	328.9

Availability (2)	$43.8	$40.2	$67.3

Interest rate at end of period	7.6%	7.6%	8.6%

Average end-of-day loan balance during the period	$261.7	$284.5	$252.7
Highest end-of-day loan balance during the period	$302.3	$366.9	$328.0

Average interest rate	7.7%	8.7%	9.3%
____________________________________________
(1)The lower of the credit facility availability and the total borrowing base availability.
(2)The sub-limit availability for letters of credit was $6.8 million as of August 2, 2025, $9.0 million at February 1, 2025, and $12.8 million as of August 3, 2024.
Mithaq Term Loans
Mithaq Capital SPC, a Cayman segregated portfolio company (“Mithaq”), is a controlling stockholder of the Company. The Company and certain subsidiaries maintain an interest-free, unsecured and subordinated promissory note with Mithaq for a $78.6 million term loan (the “Initial Mithaq Term Loan”), dated February 29, 2024, by and among the Company, certain of its subsidiaries, and Mithaq. During the first quarter of Fiscal 2025, $60.2 million under the Initial Mithaq Term Loan was repaid pursuant to the completion of the Company’s rights offering on February 6, 2025 (“Rights Offering”), leaving $18.4 million outstanding under the Initial Mithaq Term Loan as of August 2, 2025. For more information about the Rights Offering, see “Note 8. Stockholders’ Deficit” below.
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
The New Mithaq Term Loan matures on April 16, 2027, and requires monthly payments equivalent to interest charged at the SOFR plus 4.000% per annum, with the first year’s monthly payments to Mithaq deferred until April 30, 2025. On April 28, 2025, the Company and Mithaq entered into Amendment No. 1 to the New Mithaq Term Loan promissory note, which subjected these deferred monthly payments due as of April 30, 2025 to a payment plan, payable in installments prior to the end of Fiscal 2025. The amendment was evaluated under FASB ASC 470 — Debt, and accounted for as a debt modification. The New Mithaq Term Loan is guaranteed by each of the Company’s subsidiaries that guarantee the Company’s ABL Credit Facility. For the Second Quarter 2025 and Year-To-Date 2025, the Company recognized $1.9 million and $3.7 million, respectively, in interest-equivalent expense related to the New Mithaq Term Loan. For the Second Quarter 2024 and Year-To-Date 2024, the Company recognized $2.1 million and $2.5 million, respectively, in interest-equivalent expense related to the New Mithaq Term Loan.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
During the Second Quarter 2025, the Company paid $3.3 million in interest-equivalent charges to Mithaq. These payments were made in the form of Murabaha transactions to be compliant with Shariah law. The purchase and sale of commodities as a result of these transactions have been accounted for in accordance with FASB ASC 610 — Other income, and presented on a net basis within Related party interest expense. As of August 2, 2025, February 1, 2025, and August 3, 2024, interest-equivalent expense payable to Mithaq was $7.0 million, $6.5 million, and $2.5 million, respectively, which is recorded within Accrued expenses and other current liabilities.
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
As of August 2, 2025, February 1, 2025, and August 3, 2024, unamortized deferred financing costs amounted to $1.2 million, $2.6 million, and $3.2 million, respectively, related to the Mithaq Term Loans.
Maturities of the Company’s principal debt payments on the Mithaq Term Loans as of August 2, 2025 are as follows:

August 2, 2025
(in thousands)
Remainder of 2025	$—
2026	—
2027	108,400
Thereafter	—
Total related party debt	$108,400
Mithaq Commitment Letter
On May 2, 2024, the Company entered into a commitment letter (the “Commitment Letter”) with Mithaq for a senior unsecured $40.0 million credit facility (the “Mithaq Credit Facility”). Under the Mithaq Credit Facility, the Company had the ability to request for advances at any time prior to July 1, 2025. On September 10, 2024, the Company and Mithaq entered into an Amendment No. 1 to the Commitment Letter, that extended the deadline for requesting advances until July 1, 2026. On September 4, 2025, the Company and Mithaq entered into an Amendment No. 2 to the Commitment Letter, that further extended the deadline for requesting advances until July 1, 2027.
If any debt is incurred under the Mithaq Credit Facility, it shall require monthly payments equivalent to interest charged at the SOFR plus 5.000% per annum. Such debt shall be unsecured and shall be guaranteed by each of the Company’s subsidiaries that guarantee the Company’s ABL Credit Facility. Similar to the Mithaq Term Loans, such debt shall also be subject to the Subordination Agreement, contain customary affirmative and negative covenants substantially similar to a subset of the covenants set forth in the Credit Agreement, and contain certain customary events of default. Additionally, such debt shall require no mandatory prepayments and shall mature no earlier than July 1, 2027. As of August 2, 2025, no debt had been incurred under the Mithaq Credit Facility.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
7. COMMITMENTS AND CONTINGENCIES
The Company is a defendant in Gabriela Gonzalez v. The Children’s Place, Inc., a purported class action, pending in the U.S. District Court, Central District of California. The plaintiff alleged that the Company had falsely advertised discounts that do not exist, in violation of California’s Unfair Competition Laws, False Advertising Law and the California Consumer Legal Remedies Act. The Company filed a motion to compel arbitration, which the plaintiff did not oppose, and the court granted the motion on August 17, 2022—staying the case pending the outcome of the arbitration. The demand for arbitration was filed on October 4, 2022, in connection with the individual claim of the plaintiff. A mass arbitration firm associated with plaintiff’s counsel then conducted an advertising campaign for claimants to conduct a mass arbitration. In part, to avoid the mass arbitration, the parties stipulated to return the original plaintiff’s claim to court to proceed as a class action. Accordingly, the arbitration would not be proceeding and the Company’s response to the original plaintiff’s complaint in court was filed on July 20, 2023. On August 16, 2023, however, the Company began to receive notices regarding an initial tranche of approximately 1,300 individual demands that were filed with Judicial Arbitration and Mediation Services, Inc. (“JAMS”) as part of a related mass arbitration claim. The parties participated in mediation proceedings on November 15, 2023 and February 9, 2024. The parties agreed to further discuss settlement options in May 2024, which occurred without resolution. In late May 2024, due to the judge’s retirement, the Gonzalez action was transferred and reassigned to a different judge. Deadlines were therefore reset, including the Company’s motion to dismiss. On June 10, 2024, JAMS advised that it would be pausing its administration of the claims until the parties resolve their dispute over which set of arbitration terms apply to the case. The Company’s motion to dismiss was denied in November 2024. Any liability arising out of these proceedings is not expected to have a material adverse effect on the Company's financial position, results of operations, or cash flows.
The Company is also involved in various legal proceedings arising in the normal course of business. In the opinion of management, any ultimate liability arising out of these proceedings is not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

8. STOCKHOLDERS’ DEFICIT
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

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Share Repurchase Program
In November 2021, the Company’s Board of Directors authorized a $250.0 million share repurchase program (the “Share Repurchase Program”). Under this program, the Company may repurchase shares on the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, and other market and business conditions. The Company may suspend or discontinue the program at any time and may thereafter reinstitute purchases, all without prior announcement. Currently, pursuant to the terms of the Company’s Credit Agreement as amended by its Seventh Amendment described above, the repurchase of any shares would require fulfilling the heightened payment conditions under the Credit Agreement, except that repurchases of shares as described below, pursuant to the Company’s practice as a result of its insider trading policy, are expressly permitted. As of August 2, 2025, there was $156.1 million remaining availability under the Share Repurchase Program.
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
The following table summarizes the Company’s share repurchases:

	Twenty-six Weeks Ended
	August 2, 2025		August 3, 2024
	Shares	Amount	Shares	Amount
	(in thousands)
Share repurchases related to:
Share repurchase program	71	$422	65	$566
Shares acquired and held in treasury	—	$—	5	$66
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
The following table summarizes the Company’s stock-based compensation expense (benefit):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
	(in thousands)
Deferred Awards	$467	$(589)	$1,706	$1,829
Performance Awards	464	(659)	971	9,532
Total stock-based compensation expense (benefit) (1)	$931	$(1,248)	$2,677	$11,361
___________________________________________
(1)Stock-based compensation expense (benefit) recorded within Cost of sales (exclusive of depreciation and amortization) amounted to $0.2 million and $0.1 million in the Second Quarter 2025 and Second Quarter 2024, respectively, and $0.4 million and $1.1 million in Year-To-Date 2025 and Year-To-Date 2024, respectively. All other stock-based compensation expense (benefit) is included in Selling, general, and administrative expenses.
During Fiscal 2024, there was a change of control of the Company, which triggered a conversion of all then-outstanding Performance Awards into service-based Performance Awards in accordance with their terms. As a result, the fiscal year 2023, fiscal year 2022, and fiscal year 2021 Performance Awards will all vest or have vested, as applicable, at their target shares on their respective vesting dates without regard to the achievement of any of the performance metrics associated with those awards, provided that the recipient be employed at the Company on each such vesting date. The incremental expense recorded for Performance Awards during Year-To-Date 2024 due to the change of control was $9.9 million.

10. LOSS PER COMMON SHARE
On February 6, 2025, the Company completed its Rights Offering. As the exercise price of the subscription right was less than the fair value of the Common stock, the subscription right contained a bonus element. In connection with this transaction, and in accordance with FASB ASC 260—Earnings Per Share, the Company’s weighted average common shares outstanding and basic and diluted loss per share were retroactively adjusted for all prior periods presented by a factor of 1.002.
The following table reconciles net loss and common share amounts utilized to calculate basic and diluted loss per common share:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
	(in thousands)
Net loss	$(5,365)	$(32,114)	$(39,388)	$(69,909)

Basic weighted average common shares outstanding	22,142	12,793	21,885	12,729
Diluted weighted average common shares outstanding	22,142	12,793	21,885	12,729

Anti-dilutive shares excluded from diluted loss per common share calculation	54	34	74	56

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
The fair value of the Initial Mithaq Term Loan with a carrying value (gross of debt issuance costs) of $18.4 million as of August 2, 2025, was approximately $15.1 million. The fair value of the New Mithaq Term Loan with a carrying value (gross of debt issuance costs) of $90.0 million as of August 2, 2025, was approximately $82.8 million. The fair value of debt was estimated using a market approach, which considers the Company’s credit risk and market related conditions, and is therefore within Level 2 of the fair value hierarchy.
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
The Company performed periodic quantitative impairment assessments of its long-lived assets and did not record an impairment charge in the Second Quarter 2025 and Year-To-Date 2025, and in the Second Quarter 2024 and Year-To-Date 2024.
Impairment of Indefinite-Lived Intangible Assets
The Company estimates the fair value of its indefinite-lived Gymboree tradename based on an income approach using the relief-from-royalty method. Estimating fair value using this method requires management to estimate future revenues, royalty rates, discount rates, long-term growth rates, and other factors in order to project future cash flows.
The Company performs a periodic impairment assessment of the Gymboree tradename, in accordance with FASB ASC 350 — Intangibles – Goodwill and Other. Based on this assessment, the Company did not identify any indicators of impairment in the Second Quarter 2025 and Year-To-Date 2025. During the Second Quarter 2024, the Company recorded an impairment charge of $28.0 million, primarily due to reductions in Gymboree sales forecasts, which reduced the carrying value of its fair value to $13.0 million as of August 3, 2024.

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
The Company’s provision for income taxes was $1.5 million during the Second Quarter 2025, compared to $1.1 million during the Second Quarter 2024. The Company’s effective tax rate was a provision of (37.1)% and (3.6)% in the Second Quarter 2025 and Second Quarter 2024, respectively. The change in the effective tax rate is primarily due to the absence of the impairment charge related to the Gymboree tradename in Fiscal 2024. The Company continues to adjust its valuation allowance based upon its ongoing operating results.
The Company’s provision for income taxes was $2.8 million during Year-To-Date 2025, compared to $3.2 million during Year-To-Date 2024. The Company’s effective tax rate was a provision of (7.6)% and (4.8)% in Year-To-Date 2025 and Year-To-Date 2024, respectively. The change in the effective tax rate is primarily due to the absence of the impairment charge related to the Gymboree tradename in Fiscal 2024. The Company continues to adjust its valuation allowance based upon its ongoing operating results.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act allows net operating losses (“NOLs”) incurred in taxable years 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to offset 100% of taxable income and to generate a refund of previously paid income taxes. Pursuant to the CARES Act, the Company carried back the taxable year 2020 tax loss of $150.0 million to prior years. As of August 2, 2025, the remaining income tax receivable of $19.1 million is included within Prepaid expenses and other current assets on the Consolidated Balance Sheets.
The Company accrues interest and penalties related to unrecognized tax benefits as part of its provision for income taxes. The total amount of unrecognized tax benefits was $6.7 million, $6.5 million, and $7.8 million as of August 2, 2025, February 1, 2025, and August 3, 2024, respectively, and is included within long-term liabilities. Additional interest expense recognized in the Second Quarter 2025 and Second Quarter 2024, and during Year-To-Date 2025 and Year-To-Date 2024, related to unrecognized tax benefits was not significant.
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
On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the United States. The legislation contains certain provisions related to the full expensing of U.S. research and development costs and other depreciable property. The legislation also includes changes to the determination of the amount of U.S. interest expense that is deductible for U.S. tax purposes. While these changes are generally favorable to the Company’s cash tax position, the legislation does not have a material impact on its estimated annual effective tax rate and financial statements as of the Second Quarter 2025. The Company is evaluating the effects of the legislation that will begin to apply in fiscal year 2026.

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
Major Customers
Net sales to external customers are derived from merchandise sales, and the Company has one U.S. wholesale customer that individually accounted for more than 10% of its net sales, amounting to $42.3 million and $74.5 million for the Second Quarter 2025 and Year-To-Date 2025, respectively, and $44.5 million and $61.0 million for the Second Quarter 2024 and Year-To-Date 2024, respectively. The customer also accounts for a majority of the Company’s accounts receivable, amounting to $31.8 million, $31.6 million, and $38.2 million as of August 2, 2025, February 1, 2025, and August 3, 2024.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Store Count by Segment
As of August 2, 2025, The Children’s Place U.S. had 437 stores and The Children’s Place International had 57 stores. As of August 3, 2024, The Children’s Place U.S. had 452 stores and The Children’s Place International had 63 stores.
The tables below present certain segment information for our reportable segments for the periods indicated:

	Thirteen Weeks Ended August 2, 2025
	The Children’s Place U.S.	The Children’s Place International (1)	Total
	(in thousands)
Net sales	$273,187	$24,819	$298,006
Cost of sales (2)	178,614	18,120	196,734
Selling, general, and administrative expenses (3)	88,289	8,877	97,166
Segment operating income (loss)	$6,284	$(2,178)	$4,106
Segment operating income (loss) as a percentage of net sales	2.3%	(8.8)%	1.4%

	Twenty-six Weeks Ended August 2, 2025
	The Children’s Place U.S.	The Children’s Place International (1)	Total
	(in thousands)
Net sales	$494,954	$45,177	$540,131
Cost of sales (2)	332,600	35,476	368,076
Selling, general, and administrative expenses (3)	175,785	16,281	192,066
Segment operating loss	$(13,431)	$(6,580)	$(20,011)
Segment operating loss as a percentage of net sales	(2.7)%	(14.6)%	(3.7)%

	Thirteen Weeks Ended August 3, 2024
	The Children’s Place U.S.	The Children’s Place International (1)	Total
	(in thousands)
Net sales	$292,393	$27,262	$319,655
Cost of sales (2)	186,914	20,947	207,861
Selling, general, and administrative expenses (3)	97,152	8,418	105,570
Other segment expenses (4)	28,000	—	28,000
Segment operating loss	$(19,673)	$(2,103)	$(21,776)
Segment operating loss as a percentage of net sales	(6.7)%	(7.7)%	(6.8)%

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Twenty-six Weeks Ended August 3, 2024
	The Children’s Place U.S.	The Children’s Place International (1)	Total
	(in thousands)
Net sales	$538,581	$48,952	$587,533
Cost of sales (2)	346,076	36,922	382,998
Selling, general, and administrative expenses (3)	208,157	18,142	226,299
Other segment expenses (4)	28,000	—	28,000
Segment operating loss	$(43,652)	$(6,112)	$(49,764)
Segment operating income loss as a percentage of net sales	(8.1)%	(12.5)%	(8.5)%
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
(4)Other segment expenses include asset impairment charges.
The table below presents a reconciliation of reportable segment operating income (loss) to Loss before provision for income taxes:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
	(in thousands)
Total segment operating income (loss)	$4,106	$(21,776)	$(20,011)	$(49,764)
Related party interest expense	(1,868)	(2,087)	(3,740)	(2,476)
Other interest expense	(6,167)	(7,158)	(12,867)	(14,501)
Interest income	17	14	27	25
Loss before provision for income taxes	$(3,912)	$(31,007)	$(36,591)	$(66,716)
Additional Segment Data

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
	(in thousands)
Depreciation and amortization:
The Children’s Place U.S.	$7,025	$8,835	$14,681	$18,489
The Children’s Place International	545	670	1,119	2,651
Total depreciation and amortization	$7,570	$9,505	$15,800	$21,140
Capital expenditures:
The Children’s Place U.S.	$1,134	$7,720	$4,407	$12,398
The Children’s Place International	296	64	436	80
Total capital expenditures	$1,430	$7,784	$4,843	$12,478

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	August 2, 2025	February 1, 2025	August 3, 2024
	(in thousands)
Total assets:
The Children’s Place U.S.	$760,234	$711,564	$879,609
The Children’s Place International	44,863	35,988	41,805
Total assets	$805,097	$747,552	$921,414
Long-lived assets:
United States	$247,040	$267,751	$283,118
Canada	11,848	9,801	10,730
Asia	2,354	1,996	224
Total long-lived assets (1)	$261,242	$279,548	$294,072
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
Terms that are commonly used in our Management’s Discussion and Analysis of Financial Condition and Results of Operations are defined as follows:
•Second Quarter 2025 — The thirteen weeks ended August 2, 2025
•Second Quarter 2024 — The thirteen weeks ended August 3, 2024
•Year-To-Date 2025 — The twenty-six weeks ended August 2, 2025
•Year-To-Date 2024 — The twenty-six weeks ended August 3, 2024
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

OVERVIEW
Our Business
We are the largest pure-play children’s specialty retailer in North America with an omni-channel portfolio of brands and an industry-leading digital-first model. We design, contract to manufacture, and sell fashionable, high quality apparel, accessories and footwear predominantly at value prices, primarily under our proprietary brands: “The Children’s Place”, “Gymboree”, “Sugar & Jade”, and “PJ Place”. Our global retail and wholesale network includes two digital storefronts, 494 stores in North America, wholesale marketplaces, 229 international points of distribution in 12 countries through our seven international franchise and wholesale partners, and social media channels on Instagram, Facebook, X, formerly known as Twitter, YouTube and Pinterest. Our digital storefronts are at www.childrensplace.com and www.gymboree.com, where our customers are able to shop online for the same merchandise available in our physical stores, but also certain exclusive merchandise only available at our e-commerce sites.
Segment Reporting
In accordance with FASB ASC 280—Segment Reporting, we report segment data based on geography: The Children’s Place U.S. and The Children’s Place International. Each segment includes an e-commerce business located at www.childrensplace.com and www.gymboree.com. Included in The Children’s Place U.S. segment are our U.S. and Puerto Rico-based stores and net sales from our U.S.-based wholesale business. Included in The Children’s Place International segment are our Canadian-based stores and net sales from international franchisees. We measure our segment profitability based on operating income (loss), defined as income (loss) before interest and taxes. Net sales and direct costs are recorded by each segment. Certain inventory procurement functions such as production and design, as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services, are managed by The Children’s Place U.S. segment. Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales. The assets related to these functions are not allocated. We periodically review these allocations and adjust them based upon changes in business circumstances. Net sales to external customers are derived from merchandise sales, and we have one U.S. wholesale customer that individually accounted for more than 10% of our net sales for the Second Quarter 2025 and Year-To-Date 2025.
Recent Developments
Macroeconomic conditions, including inflationary pressures, higher interest rates, tariffs, and other domestic and geopolitical factors, continued to adversely affect our core customer. During the Second Quarter 2025, these pressures contributed to a decrease in consumer discretionary apparel purchases. We expect these macroeconomic conditions, including but not limited to increased product input costs, transportation costs, distribution costs, and geopolitical conditions like changes in foreign policies of the United States, and other inflationary pressures, to continue to have an adverse impact during the remainder of Fiscal 2025.
During Fiscal 2025, the U.S. government announced the intention to impose tariffs on certain goods imported from all countries importing goods to the United States. We have assessed the potential impact of tariffs that have become effective and are implementing plans to reduce their financial impact on us. We will continue to monitor the impact of any further tariffs that may become effective in the future, as well as potential retaliatory tariffs imposed by other countries. These tariffs could have a material adverse impact on the global retail industry, supply chains worldwide, and other political and macroeconomic conditions, which could also affect customer sentiment in deciding whether to purchase U.S. goods as opposed to other alternatives. In the meantime, we are benefiting from our diversified sourcing strategies, which includes our efforts to ensure no single country represents more than 20% of our total sourcing capacity, with limited exposure to China in the mid-single digit range.

We will be implementing an in-depth long-range plan that will better streamline our operations to yield over $40 million of benefits over the next three years. We will be focused on reducing unnecessary corporate office costs, optimizing our distribution network, and right-sizing non-merchandise and third-party spend. These expense savings will further support our changing business model, including our strategic shift from closing stores to opening stores instead, as we revitalize the overall experience for our customers both in-store and online. Our transformation efforts also include a review of our corporate cost structure, to seek further opportunities to augment our staffing and optimize our corporate payroll. These transformation efforts are expected to incur certain one-time costs amounting to approximately $5 million to $10 million.
Pillar Two Model Rules
The Organization for Economic Cooperation and Development (“OECD”) introduced a global minimum corporate tax rate of 15% under its Pillar Two initiative (“Pillar Two”), which became effective for tax years beginning in January 2024. Although the U.S. has not yet implemented the Pillar Two rules, other regions where we conduct business, primarily Hong Kong and Canada, have enacted such legislation. The implementation of the Pillar Two rules in each jurisdiction in which it operates is not expected to have a material impact on our effective tax rate. We are closely monitoring legislative developments globally to evaluate potential impacts on our financial statements, as more regions implement Pillar Two rules.

RESULTS OF OPERATIONS
We believe that our e-commerce and brick-and-mortar retail store operations are highly interdependent, with both sharing common customers purchasing from a common pool of product inventory. Accordingly, we believe that consolidated omni-channel reporting presents the most meaningful and appropriate measure of our performance. We primarily evaluate the results of our operations as a percentage of Net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of Net sales (i.e., “basis points”).
Non-GAAP Reconciliation
We have presented certain measures on a non-GAAP basis. Adjusted net income (loss), adjusted net income (loss) per diluted share, adjusted selling, general, and administrative expenses, and adjusted operating income (loss) are non-GAAP measures. These measures are not intended to replace GAAP financial information, and may be different from non-GAAP measures reported by other companies. The most comparable GAAP measures are net income (loss), net income (loss) per diluted share, selling, general, and administrative expenses, and operating income (loss), respectively. We believe the income and expense items excluded as non-GAAP adjustments are not reflective of the performance of our core business, and that providing this supplemental disclosure to investors will facilitate comparisons of the past and present performance of our core business.
Second Quarter 2025 Compared to Second Quarter 2024

	Thirteen Weeks Ended		Thirteen Weeks Ended		Variance
	August 2, 2025	% of Net Sales	August 3, 2024	% of Net Sales	$	%	% of Net Sales
	(amounts in thousands)
Net sales	$298,006	100.0%	$319,655	100.0%	$(21,649)	(6.8)%	—%
Cost of sales (exclusive of depreciation and amortization)	196,734	66.0%	207,861	65.0%	11,127	5.4%	(1.0)%
Gross profit	101,272	34.0%	111,794	35.0%	(10,522)	(9.4)%	(1.0)%
Selling, general, and administrative expenses	89,596	30.1%	96,065	30.1%	6,469	6.7%	—%
Depreciation and amortization	7,570	2.5%	9,505	3.0%	1,935	20.4%	0.5%
Asset impairment charges	—	—%	28,000	8.8%	28,000	100.0%	8.8%
Operating income (loss)	4,106	1.4%	(21,776)	(6.8)%	25,882	118.9%	8.2%
Related party interest expense	(1,868)	(0.6)%	(2,087)	(0.7)%	219	10.5%	0.1%
Other interest expense, net	(6,150)	(2.1)%	(7,144)	(2.2)%	994	13.9%	0.1%
Loss before provision for income taxes	(3,912)	(1.3)%	(31,007)	(9.7)%	27,095	87.4%	8.4%
Provision for income taxes	1,453	0.5%	1,107	0.3%	(346)	(31.3)%	(0.2)%
Net loss	$(5,365)	(1.8)%	$(32,114)	(10.0)%	$26,749	83.3%	8.2%

Net sales decreased $21.7 million, or 6.8%, to $298.0 million during the Second Quarter 2025 from $319.7 million during the Second Quarter 2024, driven by a decrease in brick-and-mortar revenue due to a lower store count and lower sales volume due to lower traffic. We also experienced a decrease in e-commerce sales due to lower traffic and conversion compared to the Second Quarter 2024, however, these trends have improved since the first quarter of Fiscal 2025, due to shifts in our marketing strategies combined with the impact of our new product strategies. Our stores and e-commerce sales were both negatively impacted by the current macroeconomic environment, including uncertainty around potential tariffs, which has negatively affected consumer sentiment. Comparable retail sales decreased 4.7% for the Second Quarter 2025.
Gross profit decreased $10.5 million to $101.3 million during the Second Quarter 2025, compared to $111.8 million during the Second Quarter 2024. Gross margin decreased 100 basis points to 34.0% of Net sales in the Second Quarter 2025, compared to 35.0% of Net sales in the Second Quarter 2024. The decrease in gross margin was caused by adjustments associated with our decrease in inventory balance compared to the Second Quarter 2024 and shifts in channel mix, partially offset by favorable product margins and improvements in product mix, pricing and promotions.
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
Selling, general, and administrative expenses were $89.6 million during the Second Quarter 2025, compared to $96.1 million during the Second Quarter 2024. The decrease was primarily due to a reduction in one-time restructuring costs incurred in the Second Quarter 2024 due to the departure of certain members of the senior leadership team, partially offset by an increase in marketing expense as we continue to invest in top of funnel and brand building initiatives. The Second Quarter 2025 results included incremental operating expenses of $2.0 million, including restructuring costs of $1.2 million and an $0.8 million accrual for legal settlement. The Second Quarter 2024 results included incremental operating expenses, including restructuring costs of $6.1 million, credit agreement lender-required consulting costs of $1.1 million, professional and consulting fees of $0.4 million, and fleet optimization costs of $0.1 million. Excluding the impact of these incremental charges, Adjusted SG&A expenses were $87.6 million during the Second Quarter 2025, compared to $88.3 million during the Second Quarter 2024, and deleveraged 180 basis points to 29.4% of Net sales, due to lower sales.
Depreciation and amortization was $7.6 million during the Second Quarter 2025, compared to $9.5 million during the Second Quarter 2024. The decrease was primarily driven by reduced depreciation of capitalized software and the permanent closure of 23 stores during the past twelve months, partially offset by two store openings.
There were no Asset impairment charges during the Second Quarter 2025, compared to $28.0 million during the Second Quarter 2024 due to the reduction in fair value of the Gymboree tradename.
Operating income (loss) was an income of $4.1 million during the Second Quarter 2025, compared to a loss of $(21.8) million during the Second Quarter 2024. The Second Quarter 2025 results were impacted by incremental operating expenses of $2.0 million, as described within SG&A expenses above. The Second Quarter 2024 results were impacted by incremental operating expenses, including SG&A expenses of $7.7 million, as described above, an impairment charge of $28.0 million on the Gymboree tradename, and accelerated depreciation of $0.3 million. Excluding the impact of these incremental charges, Adjusted operating income was $6.1 million in the Second Quarter 2025, compared to $14.2 million in the Second Quarter 2024, and deleveraged 250 basis points to 2.0% of Net sales.
Related party interest expense was $1.9 million during the Second Quarter 2025, compared to $2.1 million during the Second Quarter 2024. The decrease was driven by a lower average interest rate on the New Mithaq Term Loan, as described below.
Other interest expense, net was $6.2 million during the Second Quarter 2025, compared to $7.1 million during the Second Quarter 2024. The decrease in interest expense was primarily driven by lower average borrowings on our asset-based revolving credit facility (the “ABL Credit Facility”) and lower average interest rates.
Provision for income taxes was $1.5 million during the Second Quarter 2025, compared to $1.1 million during the Second Quarter 2024. Our effective tax rate was a provision of (37.1)% and (3.6)% in the Second Quarter 2025 and Second Quarter 2024, respectively. We continue to adjust our valuation allowance based on ongoing operating results.
Net loss was $(5.4) million, or $(0.24) per diluted share, during the Second Quarter 2025, compared to $(32.1) million, or $(2.51) per diluted share, during the Second Quarter 2024, due to the factors discussed above. Adjusted net loss was $(3.4) million, or $(0.15) per diluted share during the Second Quarter 2025, compared to adjusted net income of $3.9 million, or $0.30 per diluted share, during the Second Quarter 2024, due to the factors described above.

The following table sets forth Net sales and Operating income (loss), respectively, by segment, for the periods indicated:

	Thirteen Weeks Ended
	August 2, 2025	August 3, 2024
	(in thousands)
The Children’s Place U.S.	$273,187	$292,393
The Children’s Place International (1)	24,819	27,262
Total net sales	$298,006	$319,655

The Children’s Place U.S.	$6,284	$(19,673)
The Children’s Place International (1)	(2,178)	(2,103)
Total segment operating income (loss)	$4,106	$(21,776)

The Children’s Place U.S.	2.3%	(6.7)%
The Children’s Place International (1)	(8.8)%	(7.7)%
Total segment operating income (loss) as a percentage of net sales	1.4%	(6.8)%
___________________________________________
(1)The Company’s foreign subsidiaries, primarily in Canada, have operating results based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S dollars.
The Children’s Place U.S. Net sales decreased $19.2 million, or 6.6%, to $273.2 million during the Second Quarter 2025, compared to $292.4 million during the Second Quarter 2024, driven by a decrease in brick-and-mortar revenue due to a lower store count and lower sales volume due to lower traffic. We also experienced a decrease in e-commerce sales due to lower traffic and conversion compared to the Second Quarter 2024.
The Children’s Place International Net sales decreased $2.5 million, or 9.0%, to $24.8 million during the Second Quarter 2025, compared to $27.3 million during the Second Quarter 2024, driven by a decrease in brick-and-mortar revenue due to a lower store count and lower sales volume due to lower traffic. We also experienced a decrease in e-commerce sales due to lower traffic and conversion compared to the Second Quarter 2024.
The Children’s Place U.S. Operating income was $6.3 million during the Second Quarter 2025, compared to a loss of $(19.7) million during the Second Quarter 2024. The Children’s Place U.S. operating margin improved during the Second Quarter 2025, primarily due to the impairment charge on the Gymboree tradename during the Second Quarter 2024.
The Children’s Place International Operating loss was $(2.2) million during the Second Quarter 2025, compared to $(2.1) million during the Second Quarter 2024.

Year-To-Date 2025 Compared to Year-To-Date 2024

	Twenty-six Weeks Ended		Twenty-six Weeks Ended		Variance
	August 2, 2025	% of Net Sales	August 3, 2024	% of Net Sales	$	%	% of Net Sales
	(amounts in thousands)
Net sales	$540,131	100.0%	$587,533	100.0%	$(47,402)	(8.1)%	—%
Cost of sales (exclusive of depreciation and amortization)	368,076	68.1%	382,998	65.2%	14,922	3.9%	(2.9)%
Gross profit	172,055	31.9%	204,535	34.8%	(32,480)	(15.9)%	(2.9)%
Selling, general, and administrative expenses	176,266	32.6%	205,159	34.9%	28,893	14.1%	2.3%
Depreciation and amortization	15,800	2.9%	21,140	3.6%	5,340	25.3%	0.7%
Asset impairment charges	—	—%	28,000	4.8%	28,000	100.0%	4.8%
Operating loss	(20,011)	(3.7)%	(49,764)	(8.5)%	29,753	59.8%	4.8%
Related party interest expense	(3,740)	(0.7)%	(2,476)	(0.4)%	(1,264)	(51.1)%	(0.3)%
Other interest expense, net	(12,840)	(2.4)%	(14,476)	(2.5)%	1,636	11.3%	0.1%
Loss before provision for income taxes	(36,591)	(6.8)%	(66,716)	(11.4)%	30,125	45.2%	4.6%
Provision for income taxes	2,797	0.5%	3,193	0.5%	396	12.4%	—%
Net loss	$(39,388)	(7.3)%	$(69,909)	(11.9)%	$30,521	43.7%	4.6%
Net sales decreased $47.4 million, or 8.1%, to $540.1 million during Year-To-Date 2025 from $587.5 million during Year-To-Date 2024, driven by a decrease in e-commerce sales due to lower traffic and conversion. We also experienced a decrease in brick-and-mortar revenue due to a lower store count and lower sales volume due to lower traffic. Our stores and e-commerce sales were both negatively impacted by the current macroeconomic environment, including uncertainty around potential tariffs, which has negatively affected consumer sentiment. This was partially offset by an increase in wholesale revenue. Comparable retail sales decreased 8.9% during Year-To-Date 2025.
Gross profit decreased $32.5 million to $172.1 million during Year-To-Date 2025, compared to $204.5 million during Year-To-Date 2024. Gross margin decreased 290 basis points to 31.9% of Net sales during Year-To-Date 2025, compared to 34.8% of Net sales in Year-To-Date 2024. The decrease in gross margin was caused by adjustments associated with our decrease in inventory balance compared to the prior year and shifts in channel mix from the higher penetration of wholesale sales, partially offset by favorable product margins and improvements in pricing and promotions.
Selling, general, and administrative expenses were $176.3 million during Year-To-Date 2025, compared to $205.2 million during Year-To-Date 2024. The decrease was due to a reduction in one-time costs incurred during Year-To-Date 2025, as described below. The Year-To-Date 2025 results included incremental operating expenses of $2.1 million for restructuring costs. The Year-To-Date 2024 results included incremental operating expenses, including costs associated with our change of control of $13.7 million, financing related charges of $6.7 million, restructuring costs of $6.4 million, credit agreement lender-required consulting costs of $1.9 million, costs associated with the closure of our Canada distribution center of $0.8 million, fleet optimization costs of $0.7 million, and professional and consulting fees of $0.4 million, partially offset by the reversal of a legal settlement accrual of $2.3 million. Excluding the impact of these incremental charges, Adjusted SG&A expenses were $174.2 million during Year-To-Date 2025, compared to $177.0 million during Year-To-Date 2024, and deleveraged 210 basis points to 32.2% of Net sales.
Depreciation and amortization was $15.8 million during Year-To-Date 2025, compared to $21.1 million during Year-To-Date 2024. The decrease was primarily driven by reduced depreciation of capitalized software and the permanent closure of 23 stores during the past twelve months, partially offset by two store openings.
There were no Asset impairment charges during Year-To-Date 2025, compared to $28.0 million during Year-To-Date 2024 due to the reduction in fair value of the Gymboree tradename.
Operating loss was $(20.0) million during Year-To-Date 2025, compared to $(49.8) million during Year-To-Date 2024. The Year-To-Date 2025 results were impacted by incremental operating expenses of $2.1 million, as described within SG&A expenses above. The Year-To-Date 2024 results were impacted by incremental operating expenses, including SG&A expenses of $28.2 million, as described above, an impairment charge of $28.0 million on the Gymboree tradename, accelerated depreciation of $1.8 million, and additional change in control charges impacting gross margin of $0.9 million. Excluding the impact of these incremental charges, Adjusted operating loss was $(17.9) million during Year-To-Date 2025, compared to Adjusted operating income of $9.2 million during Year-To-Date 2024, and deleveraged 490 basis points to (3.3)% of Net sales.

Related party interest expense was $3.7 million during Year-To-Date 2025, compared to $2.5 million during Year-To-Date 2024. The increase was due to interest-equivalent charges for the full period compared to a partial period in the prior year.
Other interest expense, net was $12.8 million during Year-To-Date 2025, compared to $14.5 million during Year-To-Date 2024. The decrease in interest expense was primarily driven by lower average interest rates on our ABL Credit Facility, partially offset by the write-off of deferred financing costs associated with the partial paydown of our first term loan entered into with our majority shareholder, Mithaq Capital SPC (“Mithaq”).
Provision for income taxes was $2.8 million during Year-To-Date 2025, compared to $3.2 million during Year-To-Date 2024. Our effective tax rate was a provision of (7.6)% and (4.8)% during Year-To-Date 2025 and Year-To-Date 2024, respectively. We continue to adjust our valuation allowance based on ongoing operating results.
Net loss was $(39.4) million, or $(1.80) per diluted share, during Year-To-Date 2025, compared to $(69.9) million, or $(5.49) per diluted share, during Year-To-Date 2024, due to the factors discussed above. Adjusted net loss was $(36.3) million, or $(1.66) per diluted share during Year-To-Date 2025, compared to $(11.0) million, or $(0.86) per diluted share, during Year-To-Date 2024, due to the factors described above.
The following table sets forth Net sales and Operating loss, respectively, by segment, for the periods indicated:

	Twenty-six Weeks Ended
	August 2, 2025	August 3, 2024
	(in thousands)
The Children’s Place U.S.	$494,954	$538,581
The Children’s Place International (1)	45,177	48,952
Total net sales	$540,131	$587,533

The Children’s Place U.S.	$(13,431)	$(43,652)
The Children’s Place International (1)	(6,580)	(6,112)
Total segment operating loss	$(20,011)	$(49,764)

The Children’s Place U.S.	(2.7)%	(8.1)%
The Children’s Place International (1)	(14.6)%	(12.5)%
Total segment operating loss as a percentage of net sales	(3.7)%	(8.5)%
___________________________________________
(1)The Company’s foreign subsidiaries, primarily in Canada, have operating results based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S dollars.
The Children’s Place U.S. Net sales decreased $43.6 million, or 8.1%, to $495.0 million during Year-To-Date 2025, compared to $538.6 million during Year-To-Date 2024, driven by a decrease in e-commerce sales due to lower traffic and conversion. We also experienced a decrease in brick-and-mortar revenue due to a lower store count and lower sales volume due to lower traffic. This was partially offset by an increase in wholesale revenue.
The Children’s Place International Net sales decreased $3.8 million, or 7.8%, to $45.2 million during Year-To-Date 2025, compared to $49.0 million during Year-To-Date 2024, driven by a decrease in e-commerce sales due to lower traffic and conversion. We also experienced a decrease in brick-and-mortar revenue due to a lower store count and lower sales volume due to lower traffic.
The Children’s Place U.S. Operating loss was $(13.4) million during Year-To-Date 2025, compared to $(43.7) million during Year-To-Date 2024. The Children’s Place U.S. operating margin improved during Year-To-Date 2025, primarily due to the impairment charge on the Gymboree tradename during Year-To-Date 2024.
The Children’s Place International Operating loss was $(6.6) million during Year-To-Date 2025, compared to $(6.1) million during Year-To-Date 2024.

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
During Fiscal 2024, we entered into an interest-free, unsecured and subordinated promissory note with Mithaq for a $78.6 million term loan (the “Initial Mithaq Term Loan”), and a separate unsecured and subordinated promissory note for a $90.0 million term loan (the “New Mithaq Term Loan”; and together with the Initial Mithaq Term Loan, collectively, the “Mithaq Term Loans”). As of February 6, 2025, $60.2 million under the Initial Mithaq Term Loan was repaid pursuant to the completion of the Rights Offering, leaving an aggregate of $108.4 million outstanding under the Mithaq Term Loans as of August 2, 2025.
As of August 2, 2025, we had $294.4 million of outstanding borrowings under our $433.0 million ABL Credit Facility and no borrowings under our $40.0 million senior unsecured credit facility with Mithaq (the “Mithaq Credit Facility”).
Our working capital deficit decreased $31.1 million to $40.0 million as of August 2, 2025, compared to $71.2 million as of August 3, 2024, primarily reflecting a decrease in our accounts payable balances as we paid down past due vendors and reduced inventory purchases, and a decrease in outstanding borrowings under our ABL Credit Facility, partially offset by a decrease in inventory due to improved inventory management as we continue to align our inventory levels with our growth and product strategy, and better balance the mix of fashion and basic product.
As of August 2, 2025, we had total liquidity of $91.6 million, including $43.8 million of availability under our ABL Credit Facility, $40.0 million of availability under our Mithaq Credit Facility, and $7.8 million of cash on hand. As of August 2, 2025, we had $18.2 million of outstanding letters of credit, with an additional $6.8 million available for issuing letters of credit under our ABL Credit Facility.
We expect to be able to meet our working capital and capital expenditure requirements for at least the next twelve months from the date that our consolidated financial statements for the Second Quarter 2025 were issued, by using our cash on hand, cash flows from operations, and availability under our ABL Credit Facility and Mithaq Credit Facility.
Share Repurchase Program
In November 2021, our Board of Directors (the “Board”) authorized a $250.0 million share repurchase program (the “Share Repurchase Program”). Currently, given the terms of our credit agreement with Wells Fargo and other lenders, as amended by its seventh amendment, the repurchase of any shares would require fulfilling the heightened payment conditions under that credit agreement, except that repurchases of shares as described in “Note 8. Stockholders’ Deficit” of the consolidated financial statements, pursuant to our practice as a result of our insider trading policy, are expressly permitted. As of August 2, 2025, there was $156.1 million remaining availability under the Share Repurchase Program.
Cash Flows and Capital Expenditures
Cash used in operating activities was $73.4 million during Year-To-Date 2025, compared to $194.7 million during Year-To-Date 2024. The decrease in cash used in operating activities during Year-To-Date 2025 was primarily the result of a smaller increase in our inventory balance compared to Year-To-Date 2024, as we continue to scale our inventory levels.
Cash used in investing activities was $4.8 million during Year-To-Date 2025, compared to $12.5 million during Year-To-Date 2024, driven by lower capital expenditures.
Cash provided by financing activities was $77.8 million during Year-To-Date 2025, compared to $203.7 million during Year-To-Date 2024. The decrease primarily resulted from proceeds received from the Mithaq Term Loans during Fiscal 2024 and lower net borrowings on our ABL Credit Facility, partially offset by the net cash proceeds received from the Rights Offering completed during Fiscal 2025.
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

Selected Consolidated Balance Sheets Data
Certain components of our Consolidated Balance Sheets as of August 2, 2025, February 1, 2025, and August 3, 2024 were as follows:

	August 2, 2025	February 1, 2025	August 3, 2024
	(in thousands)
Accounts receivable	$54,365	$42,701	$61,926
Inventories	442,705	399,602	520,593
Accounts payable	132,436	126,716	215,793
Accounts receivable were $54.4 million as of August 2, 2025, compared to $61.9 million as of August 3, 2024 and $42.7 million as of February 1, 2025. The decrease of $7.6 million, or 12.2%, compared to August 3, 2024 was primarily driven by a decrease in wholesale receivables. The increase of $11.7 million, or 27.3%, compared to February 1, 2025 was primarily driven by an increase in credit card receivables, in line with the seasonality of our business.
Inventories were $442.7 million as of August 2, 2025, compared to $520.6 million as of August 3, 2024 and $399.6 million as of February 1, 2025. The decrease of $77.9 million, or 15.0% compared to August 3, 2024 was primarily driven by improved inventory management as we continue to align our inventory levels with our growth and product strategy, and better balance the mix of fashion and basic product. The increase of $43.1 million, or 10.8%, compared to February 1, 2025 was primarily driven by a higher number of units on hand, as we build inventory levels for back-to-school and holiday season.
Accounts payable were $132.4 million as of August 2, 2025, compared to $215.8 million as of August 3, 2024 and $126.7 million as of February 1, 2025. The decrease of $83.4 million, or 38.6%, compared to August 3, 2024 was primarily the result of lower inventory purchases and paying down past due vendors that existed at the end of the Second Quarter 2024. There was no significant change in balance compared to February 1, 2025.
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
(i)the prime rate per annum, plus a margin of 1.750% or 2.000%; or
(ii)the Secured Overnight Financing Rate (“SOFR”) per annum, plus 0.100%, plus a margin of 2.750% or 3.000%.
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
For the Second Quarter 2025 and Year-To-Date 2025, the Company recognized $5.4 million and $10.2 million, respectively, in interest expense related to the ABL Credit Facility. For the Second Quarter 2024 and Year-To-Date 2024, the Company recognized $6.3 million and $12.0 million, respectively, in interest expense related to the ABL Credit Facility.
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
As of August 2, 2025, February 1, 2025, and August 3, 2024, unamortized deferred financing costs amounted to $2.7 million, $3.8 million, and $2.4 million, related to the Company’s ABL Credit Facility.
The tables below present the components of our ABL Credit Facility:

	August 2, 2025	February 1, 2025	August 3, 2024
	(in millions)
Total borrowing base availability	$356.4	$301.9	$396.2
Credit facility availability	433.0	433.0	433.0
Maximum borrowing availability (1)	356.4	301.9	396.2

Outstanding borrowings	294.4	245.7	316.7
Letters of credit outstanding—standby	18.2	16.0	12.2
Utilization of credit facility at end of period	312.6	261.7	328.9

Availability (2)	$43.8	$40.2	$67.3

Interest rate at end of period	7.6%	7.6%	8.6%

Average end-of-day loan balance during the period	$261.7	$284.5	$252.7
Highest end-of-day loan balance during the period	$302.3	$366.9	$328.0

Average interest rate	7.7%	8.7%	9.3%
____________________________________________
(1)The lower of the credit facility availability and the total borrowing base availability.
(2)The sub-limit availability for letters of credit was $6.8 million as of August 2, 2025, $9.0 million at February 1, 2025, and $12.8 million as of August 3, 2024.
Mithaq Term Loans
Mithaq is a controlling stockholder of the Company. The Company and certain subsidiaries maintain the interest-free, unsecured and subordinated promissory note for a $78.6 million Initial Mithaq Term Loan, dated February 29, 2024, by and among us, certain of our subsidiaries, and Mithaq. During the first quarter of Fiscal 2025, $60.2 million under the Initial Mithaq Term Loan was repaid pursuant to the completion of our rights offering on February 6, 2025 (“Rights Offering”), leaving $18.4 million outstanding under the Initial Mithaq Term Loan as of August 2, 2025.
The Initial Mithaq Term Loan matures on February 15, 2027 and is guaranteed by each of our subsidiaries that guarantee our ABL Credit Facility.
The Company and certain subsidiaries also maintain the unsecured and subordinated promissory note for a $90.0 million New Mithaq Term Loan, dated April 16, 2024, by and among us, certain of our subsidiaries, and Mithaq.

The New Mithaq Term Loan matures on April 16, 2027, and requires monthly payments equivalent to interest charged at the SOFR plus 4.000% per annum, with the first year’s monthly payments to Mithaq deferred until April 30, 2025. On April 28, 2025, the Company and Mithaq entered into Amendment No. 1 to the New Mithaq Term Loan promissory note, which subjected these deferred monthly payments due as of April 30, 2025 to a payment plan, payable in installments prior to the end of Fiscal 2025. The amendment was evaluated under FASB ASC 470 — Debt, and accounted for as a debt modification. The New Mithaq Term Loan is guaranteed by each of our subsidiaries that guarantee our ABL Credit Facility. For the Second Quarter 2025 and Year-To-Date 2025, the Company recognized $1.9 million and $3.7 million, respectively, in interest-equivalent expense related to the New Mithaq Term Loan. For the Second Quarter 2024 and Year-To-Date 2024, the Company recognized $2.1 million and $2.5 million, respectively, in interest-equivalent expense related to the New Mithaq Term Loan.
During the Second Quarter 2025, the Company paid $3.3 million in interest-equivalent charges to Mithaq. These payments were made in the form of Murabaha transactions to be compliant with Shariah law. The purchase and sale of commodities as a result of these transactions have been accounted for in accordance with FASB ASC 610 — Other income, and presented on a net basis within Related party interest expense. As of August 2, 2025, February 1, 2025, and August 3, 2024, interest-equivalent expense payable to Mithaq was $7.0 million, $6.5 million, and $2.5 million, respectively, which is recorded within Accrued expenses and other current liabilities.
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
As of August 2, 2025, February 1, 2025, and August 3, 2024, unamortized deferred financing costs amounted to $1.2 million, $2.6 million, and $3.2 million, respectively, related to the Mithaq Term Loans.
Maturities of our principal debt payments on the Mithaq Term Loans as of August 2, 2025 are as follows:

August 2, 2025
(in thousands)
Remainder of 2025	$—
2026	—
2027	108,400
Thereafter	—
Total related party debt	$108,400
Mithaq Commitment Letter
On May 2, 2024, we entered into a commitment letter (the “Commitment Letter”) with Mithaq for a $40.0 million Mithaq Credit Facility. Under the Mithaq Credit Facility, we had the ability to request for advances at any time prior to July 1, 2025. On September 10, 2024, we entered into an Amendment No. 1 to the Commitment Letter with Mithaq, that extended the deadline for requesting advances until July 1, 2026. On September 4, 2025, the Company and Mithaq entered into an Amendment No. 2 to the Commitment Letter, that further extended the deadline for requesting advances until July 1, 2027.

If any debt is incurred under the Mithaq Credit Facility, it shall require monthly payments equivalent to interest charged at the SOFR plus 5.000% per annum. Such debt shall be unsecured and shall be guaranteed by each of our subsidiaries that guarantee our ABL Credit Facility. Similar to the Mithaq Term Loans, such debt shall also be subject to the Subordination Agreement, contain customary affirmative and negative covenants substantially similar to a subset of the covenants set forth in the Credit Agreement, and contain certain customary events of default. Additionally, such debt shall require no mandatory prepayments and shall mature no earlier than July 1, 2027. As of August 2, 2025, no debt had been incurred under the Mithaq Credit Facility.

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
Interest Rates
On the first day of each fiscal quarter, based on the amount of our average daily excess availability under the ABL Credit Facility, borrowings outstanding under the facility bear interest, at our option, at (i) the prime rate per annum, plus a margin of 1.750% or 2.000%; or (ii) the SOFR per annum, plus 0.100%, plus a margin of 2.750% or 3.000%. As of August 2, 2025, we had $294.4 million in borrowings under our ABL Credit Facility. A 10% change in the prime rate or SOFR would not have had a material impact on our interest expense.
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
As of August 2, 2025, we had no borrowings under our Mithaq Credit Facility. If any debt is incurred under the Mithaq Credit Facility, it shall require monthly payments equivalent to interest charged at the SOFR plus 5.000% per annum.
Assets and Liabilities of Foreign Subsidiaries
Assets and liabilities outside the United States are primarily located in Canada and Hong Kong, where our investments in our subsidiaries are considered long-term. As of August 2, 2025, net liabilities in Canada and Hong Kong amounted to $16.0 million. A 10% increase or decrease in the Canadian and Hong Kong foreign currency exchange rates would increase or decrease the corresponding net investment by $1.6 million. All changes in the net investments in our foreign subsidiaries are recorded in other comprehensive loss.
As of August 2, 2025, we had $3.5 million of our cash and cash equivalents held in foreign subsidiaries, of which $1.0 million was in India, $0.7 million was in China, $0.6 million was in Canada, $0.6 million was in Mauritius, $0.5 million was in Hong Kong, and $0.1 million was held in other foreign countries.
We have subsidiaries whose operating results are based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars. The table below summarizes the average translation rates that most significantly impact our operating results:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Average Translation Rates (1)
Canadian dollar	0.7279	0.7287	0.7164	0.7327
Hong Kong dollar	0.1276	0.1281	0.1281	0.1279
____________________________________________
(1)The average translation rates are the average of the monthly translation rates used during each fiscal year to translate the respective income statements. Each rate represents the U.S. dollar equivalent of the respective foreign currency.

Foreign Operations
We have exchange rate exposure primarily with respect to certain revenues and expenses denominated in Canadian and Hong Kong dollars. As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses. Assuming a 10% change in foreign currency exchange rates, the Second Quarter 2025 net sales would have decreased or increased by approximately $4.1 million, and total costs and expenses would have decreased or increased by approximately $4.1 million. Additionally, we have foreign currency denominated receivables and payables that, when settled, result in transaction gains or losses. A 10% change in foreign currency exchange rates would not result in a significant transaction gain or loss in earnings.
We import a vast majority of our merchandise from foreign countries, primarily Vietnam, Bangladesh, India, Indonesia, Ethiopia, Kenya, Cambodia, and China. Consequently, any significant or sudden change in the political, foreign trade, financial, banking, currency policies and practices, or the occurrence of significant labor unrest in these countries or changes in foreign policies of the United States, could have a material adverse impact on our business, financial position, results of operations, and cash flows.

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
Management, including our President and Interim Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of August 2, 2025.
Based on that evaluation, our President and Interim Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level, as of August 2, 2025, to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive, principal accounting, and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended August 2, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
In November 2021, our Board of Directors authorized a $250.0 million share repurchase program (the “Share Repurchase Program”). Under this program, we may repurchase shares on the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, and other market and business conditions. We may suspend or discontinue the program at any time and may thereafter reinstitute purchases, all without prior announcement. Currently, given the terms of our credit agreement, dated as of May 9, 2019, (as amended from time to time, the “Credit Agreement”), by and among the Company and certain subsidiaries, and the lenders party thereto, as amended by the seventh amendment to the Credit Agreement, dated as of April 18, 2024, the repurchase of any shares would require fulfilling the heightened payment conditions under our Credit Agreement, except that repurchases of shares as described below, pursuant to our practice as a result of our insider trading policy, are expressly permitted. As of August 2, 2025, there was $156.1 million remaining availability under the Share Repurchase Program.
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
The following table provides a month-by-month summary of our share repurchase activity during the Second Quarter 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs
May 4, 2025 through May 31, 2025	56,280	$6.00	337,421	$156,127
June 1, 2025 through July 5, 2025	—	—	—	156,127
July 6, 2025 through August 2, 2025	—	—	—	156,127
Total	56,280	$6.00	337,421
____________________________________________
(1)Includes 56,280 shares withheld to cover taxes in conjunction with the vesting of stock awards.

ITEM 5.    OTHER INFORMATION.
During the Second Quarter 2025, none of the Company’s directors or officers, as defined in Section 16 of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Exchange Act.

ITEM 6.    EXHIBITS.
The following exhibits are filed with this Quarterly Report on Form 10-Q:

10.2 (+)	Amendment No. 2 to Commitment Letter for $40 Million Senior Unsecured Credit Facility, dated as of September 4, 2025, among the Company, certain subsidiaries of the Company, and Mithaq Capital.
10.3 (+)(*)	Form of Deferred Cash Award Agreement under the 2011 Equity Incentive Plan (Group Vice President & above).
10.4 (+)(*)	Form of Performance-Based Cash Award Agreement under the 2011 Equity Incentive Plan (Group Vice President & above).
10.5 (+)(*)	Form of Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Plan (Group Vice President & above).
31.1(+)	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2(+)	Certificate of Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32(+)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
____________________________________________
(*) Compensation Arrangement.
(+)     Filed herewith.
*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

zzzzzzzzzzzzzzzzzzSIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHILDREN’S PLACE, INC.

Date:	September 5, 2025	By:	/S/ Muhammad Umair
Muhammad Umair
President and Interim Chief Executive Officer
(Principal Executive Officer)

Date:	September 5, 2025	By:	/S/ John Szczepanski
John Szczepanski
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)