Form 10-Q
period 2025-11-01
Childrens Place, Inc.
filed 2025-12-16
CIK 1041859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 1, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, par value $0.10 per share, outstanding at December 12, 2025: 22,167,889.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED NOVEMBER 1, 2025

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 1, 2025	February 1, 2025	November 2, 2024
	(in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$7,253	$5,347	$5,749
Accounts receivable	43,433	42,701	62,214
Inventories	390,330	399,602	491,619
Prepaid expenses and other current assets	49,178	20,354	43,109
Total current assets	490,194	468,004	602,691
Long-term assets:
Property and equipment, net	92,230	97,487	105,486
Right-of-use assets	159,785	161,595	159,374
Tradenames, net	13,000	13,000	13,000
Other assets	7,300	7,466	8,242
Total assets	$762,509	$747,552	$888,793

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Revolving loan	$297,214	$245,659	$362,375
Accounts payable	86,151	126,716	125,912
Current portion of operating lease liabilities	56,253	67,407	65,151
Income taxes payable	2,229	2,441	2,413
Accrued expenses and other current liabilities	90,830	75,895	93,142
Total current liabilities	532,677	518,118	648,993
Long-term liabilities:
Related party long-term debt	107,377	165,974	165,664
Long-term portion of operating lease liabilities	116,854	107,287	108,390
Other tax liabilities	5,589	5,291	5,061
Other long-term liabilities	8,623	10,293	10,259
Total liabilities	771,120	806,963	938,367
Commitments and contingencies (see Note 7)
Stockholders’ deficit:
Preferred stock, $1.00 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—	—
Common stock, $0.10 par value, 100,000 shares authorized; 22,171, 12,785, and 12,779 issued; 22,168, 12,782, and 12,776 outstanding	2,217	1,279	1,278
Additional paid-in capital	242,673	151,485	151,359
Treasury stock, at cost (3, 3, and 3 shares)	(90)	(90)	(110)
Deferred compensation	90	90	110
Accumulated other comprehensive loss	(17,109)	(19,491)	(17,517)
Accumulated deficit	(236,392)	(192,684)	(184,694)
Total stockholders’ deficit	(8,611)	(59,411)	(49,574)
Total liabilities and stockholders’ deficit	$762,509	$747,552	$888,793

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
	(in thousands, except loss per common share)
Net sales	$339,466	$390,173	$879,597	$977,706
Cost of sales (exclusive of depreciation and amortization)	227,162	251,832	595,238	634,830
Gross profit	112,304	138,341	284,359	342,876
Selling, general, and administrative expenses	101,301	99,817	277,567	304,976
Depreciation and amortization	7,334	9,266	23,134	30,406
Asset impairment charges	—	—	—	28,000
Operating income (loss)	3,669	29,258	(16,342)	(20,506)
Related party interest expense	(1,869)	(2,078)	(5,609)	(4,554)
Other interest expense	(6,259)	(8,014)	(19,126)	(22,515)
Interest income	7	14	34	39
Income (loss) before provision (benefit) for income taxes	(4,452)	19,180	(41,043)	(47,536)
Provision (benefit) for income taxes	(132)	(900)	2,665	2,293
Net income (loss)	$(4,320)	$20,080	$(43,708)	$(49,829)

Earnings (loss) per common share
Basic	$(0.19)	$1.57	$(1.99)	$(3.91)
Diluted	$(0.19)	$1.57	$(1.99)	$(3.91)

Weighted average common shares outstanding
Basic	22,170	12,801	21,980	12,753
Diluted	22,170	12,822	21,980	12,753

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
	(in thousands)
Net income (loss)	$(4,320)	$20,080	$(43,708)	$(49,829)
Other comprehensive income (loss):
Foreign currency translation adjustment	310	(282)	2,382	(1,021)
Total comprehensive income (loss)	$(4,010)	$19,798	$(41,326)	$(50,850)

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)

Thirteen Weeks Ended November 1, 2025
						Accumulated
			Additional			Other			Total
	Common Stock		Paid-In	Deferred	Accumulated	Comprehensive	Treasury Stock		Stockholders’
(in thousands)	Shares	Amount	Capital	Compensation	Deficit	Loss	Shares	Amount	Deficit
Balance, August 2, 2025	22,171	$2,217	$242,407	$90	$(232,072)	$(17,419)	(3)	$(90)	$(4,867)
Stock-based compensation expense	—	—	266	—	—	—	—	—	266
Other comprehensive income	—	—	—	—	—	310	—	—	310
Net loss	—	—	—	—	(4,320)	—	—	—	(4,320)
Balance, November 1, 2025	22,171	$2,217	$242,673	$90	$(236,392)	$(17,109)	(3)	$(90)	$(8,611)

Thirty-nine Weeks Ended November 1, 2025
						Accumulated
			Additional			Other			Total
	Common Stock		Paid-In	Deferred	Accumulated	Comprehensive	Treasury Stock		Stockholders’
(in thousands)	Shares	Amount	Capital	Compensation	Deficit	Loss	Shares	Amount	Deficit
Balance, February 1, 2025	12,785	$1,279	$151,485	$90	$(192,684)	$(19,491)	(3)	$(90)	$(59,411)
Vesting of stock awards	226	22	(22)	—	—	—	—	—	—
Stock-based compensation expense	—	—	2,943	—	—	—	—	—	2,943
Purchase and retirement of common stock	(71)	(7)	(415)	—	—	—	—	—	(422)
Rights offering stock issuance	9,231	923	89,077	—	—	—	—	—	90,000
Stock issuance costs	—	—	(395)	—	—	—	—	—	(395)
Other comprehensive income	—	—	—	—	—	2,382	—	—	2,382
Net loss	—	—	—	—	(43,708)	—	—	—	(43,708)
Balance, November 1, 2025	22,171	$2,217	$242,673	$90	$(236,392)	$(17,109)	(3)	$(90)	$(8,611)

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)

Thirteen Weeks Ended November 2, 2024
						Accumulated
			Additional			Other			Total
	Common Stock		Paid-In	Deferred	Accumulated	Comprehensive	Treasury Stock		Stockholders’
(in thousands)	Shares	Amount	Capital	Compensation	Deficit	Loss	Shares	Amount	Deficit
Balance, August 3, 2024	12,779	$1,278	$151,859	$2,975	$(204,774)	$(17,235)	(61)	$(2,975)	$(68,872)
Vesting of stock awards	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	21	—	—	—	—	—	21
Stock issuance costs	—	—	(521)	—	—	—	—	—	(521)
Other comprehensive loss	—	—	—	—	—	(282)	—	—	(282)
Deferral of common stock into deferred compensation plan	—	—	—	(2,865)	—	—	58	2,865	—
Net income	—	—	—	—	20,080	—	—	—	20,080
Balance, November 2, 2024	12,779	$1,278	$151,359	$110	$(184,694)	$(17,517)	(3)	$(110)	$(49,574)

Thirty-nine Weeks Ended November 2, 2024
						Accumulated
			Additional			Other			Total
	Common Stock		Paid-In	Deferred	Accumulated	Comprehensive	Treasury Stock		Stockholders’
(in thousands)	Shares	Amount	Capital	Compensation	Deficit	Loss	Shares	Amount	Deficit
Balance, February 3, 2024	12,585	$1,259	$141,083	$2,909	$(134,865)	$(16,496)	(56)	$(2,909)	$(9,019)
Vesting of stock awards	265	26	(26)	—	—	—	—	—	—
Stock-based compensation expense	—	—	11,382	—	—	—	—	—	11,382
Purchase and retirement of common stock	(71)	(7)	(559)	—	—	—	—	—	(566)
Stock issuance costs	—	—	(521)	—	—	—	—	—	(521)
Other comprehensive loss	—	—	—	—	—	(1,021)	—	—	(1,021)
Distribution of common stock from deferred compensation plan, net of deferrals	—	—	—	(2,799)	—	—	53	2,799	—
Net loss	—	—	—	—	(49,829)	—	—	—	(49,829)
Balance, November 2, 2024	12,779	$1,278	$151,359	$110	$(184,694)	$(17,517)	(3)	$(110)	$(49,574)

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirty-nine Weeks Ended
	November 1, 2025	November 2, 2024
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,708)	$(49,829)
Reconciliation of net loss to net cash used in operating activities:
Non-cash portion of operating lease expense	53,882	58,738
Depreciation and amortization	23,134	30,406
Non-cash stock-based compensation expense	2,943	11,382
Asset impairment charges	—	28,000
Other non-cash charges, net	3,353	1,922
Loss on extinguishment of debt	1,039	—
Changes in operating assets and liabilities:
Inventories	10,029	(130,436)
Accounts receivable and other assets	(2,137)	(29,856)
Prepaid expenses and other current assets	(14,633)	(14,086)
Income taxes payable, net of prepayments	(12,991)	2,841
Accounts payable and other current liabilities	(32,775)	(90,857)
Lease liabilities	(53,671)	(56,513)
Other long-term liabilities	(1,659)	(628)
Net cash used in operating activities	(67,194)	(238,916)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(14,489)	(15,924)
Net cash used in investing activities	(14,489)	(15,924)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	554,055	1,032,881
Repayments under revolving credit facility	(502,500)	(897,221)
Proceeds from rights offering	90,000	—
Purchase and retirement of common stock, including shares surrendered for tax withholdings and transaction costs	(422)	(566)
Proceeds from issuance of related party term loans	—	168,600
Repayment of related party term loan	(60,187)	—
Repayment of term loan	—	(50,000)
Payment of debt issuance costs	—	(5,133)
Payment of stock issuance costs	(395)	(521)
Net cash provided by financing activities	80,551	248,040
Effect of exchange rate changes on cash and cash equivalents	3,038	(1,090)
Net increase (decrease) in cash and cash equivalents	1,906	(7,890)
Cash and cash equivalents, beginning of period	5,347	13,639
Cash and cash equivalents, end of period	$7,253	$5,749
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Net cash paid (received) for income taxes	$15,719	$(688)
Cash paid for interest	22,473	20,428
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Purchases of property and equipment not yet paid	6,599	2,176
 See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.BASIS OF PRESENTATION
Description of Business
The Children’s Place, Inc. and its subsidiaries (collectively, the “Company”) is one of the only pure-play children’s specialty retailer in North America with an omni-channel portfolio of brands and an industry-leading digital-first model. The Company designs, contracts to manufacture, and sells fashionable, high-quality apparel, accessories and footwear predominantly at value prices, primarily under the Company’s proprietary brands “The Children’s Place”, “Gymboree”, “Sugar & Jade”, and “PJ Place”. Its global retail and wholesale network includes two digital storefronts, 499 stores in North America, wholesale marketplaces, 227 international points of distribution in 12 countries through nine international franchise and wholesale partners and social media channels on Instagram, Facebook, X, formerly known as Twitter, YouTube and Pinterest. The Company’s digital storefronts are at www.childrensplace.com and www.gymboree.com, where its customers are able to shop online for the same merchandise available in its physical stores, as well as certain exclusive merchandise offered only on its e-commerce sites.
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
Terms that are commonly used in the notes to the Company’s consolidated financial statements are defined as follows:
•Third Quarter 2025 — The thirteen weeks ended November 1, 2025
•Third Quarter 2024 — The thirteen weeks ended November 2, 2024
•Year-To-Date 2025 — The thirty-nine weeks ended November 1, 2025
•Year-To-Date 2024 — The thirty-nine weeks ended November 2, 2024
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
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated. As of November 1, 2025, February 1, 2025 and November 2, 2024, the Company did not have any investments in unconsolidated affiliates. FASB ASC 810 — Consolidation is considered when determining whether an entity is subject to consolidation.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary for a fair statement of the consolidated balance sheets of the Company as of November 1, 2025 and November 2, 2024, the results of its consolidated operations, consolidated comprehensive income (loss), and consolidated changes in stockholders’ deficit for the thirteen and thirty-nine weeks ended November 1, 2025 and November 2, 2024, and consolidated cash flows for the thirty-nine weeks ended November 1, 2025 and November 2, 2024. The consolidated balance sheet as of February 1, 2025 was derived from audited financial statements. Due to the seasonal nature of the Company’s business, the results of operations for the thirteen and thirty-nine weeks ended November 1, 2025 and November 2, 2024 are not necessarily indicative of operating results for a full fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025.
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

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
In September 2025, the FASB issued Accounting Standards Update No. 2025-06, “Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40),” (“ASU 2025-06”). The amendments in ASU 2025-06 remove all references to prescriptive and sequential software development stages, and require entities to start capitalizing software costs when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, and may be adopted on a prospective, modified, or retrospective transition approach. Early adoption is permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements.

2. REVENUES
The following table presents the Company’s net sales disaggregated by geography:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
	(in thousands)
South	$116,046	$127,050	$318,085	$355,945
Northeast	76,112	78,891	169,121	183,571
West	40,632	42,310	103,327	115,063
Midwest	38,912	42,510	90,738	103,001
International and other (1)	67,764	99,412	198,326	220,126
Total net sales	$339,466	$390,173	$879,597	$977,706
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
The Company recognizes revenue, including shipping and handling fees billed to customers, as applicable, upon purchase at the Company’s retail stores or when received by the customer if the product was purchased via e-commerce, net of coupon redemptions and anticipated sales returns. The Company deferred sales of $11.0 million, $3.2 million, and $9.3 million within Accrued expenses and other current liabilities as of November 1, 2025, February 1, 2025, and November 2, 2024, respectively, based upon estimated time of delivery, at which point control passes to the customer. Sales tax collected from customers is excluded from revenue.
For its wholesale business, the Company recognizes revenue, when title of the goods passes to the customer, net of commissions, discounts, operational chargebacks, and cooperative advertising. The allowance for wholesale revenue included within Accounts receivable was $7.4 million, $8.7 million, and $14.1 million as of November 1, 2025, February 1, 2025, and November 2, 2024, respectively.
For the sale of goods to retail customers with a right of return, the Company recognizes revenue for the consideration it expects to be entitled to and calculates an allowance for estimated sales returns based upon the Company’s sales return experience. Adjustments to the allowance for estimated sales returns in subsequent periods have not been material based on historical data, thereby reducing the uncertainty inherent in such estimates. The allowance for estimated sales returns, which is recorded in Accrued expenses and other current liabilities, was $1.7 million, $1.0 million, and $1.9 million as of November 1, 2025, February 1, 2025, and November 2, 2024, respectively.

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
The Company has a points-based customer loyalty program in which customers earn points based on purchases and other promotional activities. These points can be redeemed for coupons to discount future purchases. The redemption cycle for coupons is 45 days. On September 23, 2025, the Company launched a new loyalty program in which customers can now redeem their coupons over a 12 month period. A contract liability is estimated based on the standalone selling price of benefits earned by customers through the program and the related redemption experience under the program. The value of each point earned is recorded as deferred revenue and is included within Accrued expenses and other current liabilities. The total contract liabilities related to this program were $8.1 million, $3.7 million, and $3.8 million as of November 1, 2025, February 1, 2025, and November 2, 2024, respectively. During Year-To-Date 2025 and Year-To-Date 2024, the Company recognized Net sales of $3.7 million and $1.7 million related to the points-based customer loyalty program balance that existed at February 1, 2025 and February 3, 2024, respectively.
The Company’s policy with respect to gift cards is to record revenue as and when the gift cards are redeemed for merchandise. The Company recognizes gift card breakage income in proportion to the pattern of rights exercised by the customer when the Company expects to be entitled to breakage and the Company determines that it does not have a legal obligation to remit the value of the unredeemed gift card to the relevant jurisdiction as unclaimed or abandoned property. Gift card breakage is recorded within Net sales. Prior to their redemption, gift cards are recorded as a liability within Accrued expenses and other current liabilities. The liability is estimated based on expected breakage that considers historical patterns of redemption. The gift card liability balance as of November 1, 2025, February 1, 2025, and November 2, 2024 was $2.7 million, $4.8 million, and $4.5 million, respectively. During the Third Quarter 2025 and the Third Quarter 2024, the Company recognized Net sales of $1.7 million and $1.9 million related to the gift card liability balance that existed at February 1, 2025 and February 3, 2024, respectively. During Year-To-Date 2025 and Year-To-Date 2024, the Company recognized Net sales of $4.1 million and $4.7 million related to the gift card liability balance that existed at February 1, 2025 and February 3, 2024, respectively.
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

		November 1, 2025
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
The Company did not identify any indicators of impairment in the Third Quarter 2025 and Year-To-Date 2025. The Company recorded an impairment charge on the Gymboree tradename of $28.0 million during the Company’s second fiscal quarter of 2024, which reduced the carrying value to its fair value of $13.0 million.

4. PROPERTY AND EQUIPMENT, NET
Property and equipment consisted of the following:

	November 1, 2025	February 1, 2025	November 2, 2024
	(in thousands)
Land and land improvements	$3,403	$3,403	$3,403
Building and improvements	36,209	36,527	36,418
Material handling equipment	84,761	88,092	89,427
Leasehold improvements	166,636	159,992	164,335
Store fixtures and equipment	151,498	151,810	168,414
Capitalized software	232,069	228,227	336,320
Construction in progress	8,155	1,647	3,956
	682,731	669,698	802,273
Less: accumulated depreciation and amortization	(590,501)	(572,211)	(696,787)
Property and equipment, net	$92,230	$97,487	$105,486

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The Company reviewed its store related long-lived assets for indicators of impairment, and performed a recoverability test if indicators were identified. Based on the results of the analyses performed, the Company did not record asset impairment charges in the Third Quarter 2025 and Year-To-Date 2025, and in the Third Quarter 2024 and Year-To-Date 2024.

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
The following components of operating lease expense were recognized in the Company’s Consolidated Statements of Operations:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
	(in thousands)
Fixed operating lease cost	$21,774	$22,684	$64,316	$68,326
Variable operating lease cost	5,099	5,281	15,180	19,224
Total operating lease cost	$26,873	$27,965	$79,496	$87,550
The following table provides the weighted-average remaining lease term of the Company’s operating leases, the weighted-average discount rate used to calculate the Company’s operating liabilities, cash paid for amounts included in the measurement of the Company’s operating lease liabilities, and right-of-use (“ROU”) assets obtained in exchange for the Company’s new operating lease liabilities:

	Thirty-nine Weeks Ended
	November 1, 2025	November 2, 2024
Weighted-average remaining lease term (years)	4.8	4.4
Weighted average discount rate (%)	8.7%	8.0%
Cash paid for amounts included in the measurement of operating lease liabilities ($, in millions)	54.1	59.8
ROU assets obtained in exchange for new operating lease liabilities ($, in millions)	54.4	51.1
The maturities of operating lease liabilities were as follows:

November 1, 2025
(in thousands)
Remainder of 2025	$22,134
2026	61,485
2027	36,704
2028	26,798
2029	20,353
Thereafter	49,982
Total operating lease payments	217,456
Less: imputed interest	(44,349)
Present value of operating lease liabilities	$173,107

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
For the Third Quarter 2025 and Year-To-Date 2025, the Company recognized $5.5 million and $15.7 million, respectively, in interest expense related to the ABL Credit Facility. For the Third Quarter 2024 and Year-To-Date 2024, the Company recognized $7.1 million and $19.1 million, respectively, in interest expense related to the ABL Credit Facility.
As of April 18, 2024, credit extended under the ABL Credit Facility was secured by a first priority security interest in substantially all of the Company’s U.S. and Canadian assets, including the Company’s intellectual property, certain furniture, fixtures, equipment, and pledges of subsidiary capital stock.
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
As of November 1, 2025, February 1, 2025, and November 2, 2024, unamortized deferred financing costs amounted to $2.2 million, $3.8 million, and $4.3 million, related to the Company’s ABL Credit Facility.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The tables below present the components of the Company’s ABL Credit Facility:

	November 1, 2025	February 1, 2025	November 2, 2024
	(in millions)
Total borrowing base availability	$361.5	$301.9	$422.9
Credit facility availability (1)	433.0	433.0	433.0
Maximum borrowing availability (2)	361.5	301.9	422.9

Outstanding borrowings	297.2	245.7	362.4
Letters of credit outstanding—standby	18.2	16.0	12.2
Utilization of credit facility at end of period	315.4	261.7	374.6

Availability (3)	$46.1	$40.2	$48.3

Interest rate at end of period	7.3%	7.6%	8.1%

Average end-of-day loan balance during the period	$269.1	$284.5	$280.9
Highest end-of-day loan balance during the period	$302.7	$366.9	$366.9

Average interest rate	7.7%	8.7%	9.0%
____________________________________________
(1)Pursuant to the Company’s recent refinancing transactions, as of December 16, 2025, the credit facility availability will be subject to a new excess availability requirement.
(2)The lower of the credit facility availability and the total borrowing base availability. Pursuant to the Company’s recent refinancing transactions, as of December 16, 2025, the maximum borrowing availability of the Company is the lower of the credit facility availability, net of the new excess availability requirement, and the total borrowing base availability.
(3)The sublimit availability for letters of credit was $6.8 million as of November 1, 2025, $9.0 million at February 1, 2025, and $12.8 million as of November 2, 2024.

On December 16, 2025, the Company completed the refinancing of its ABL Credit Facility with Wells Fargo by entering into an eighth amendment to its Credit Agreement (the “Eighth Amendment”). Among other things, the Eighth Amendment (i) reduced the ABL Credit Facility to $350.0 million and Wells Fargo became the sole lender party thereto, (ii) increased the sublimit for standby and documentary letters of credit to $30.0 million, (iii) lowered the interest rates, (iv) reconfigured the collateral package for the ABL Credit Facility, and (v) implemented a new minimum excess availability covenant that limits the maximum amount of borrowings that the Company may make under the ABL Credit Facility. At the same time, the Company and certain of its subsidiaries entered into a term loan agreement (the “SLR Loan Agreement”) with SLR Credit Solutions (“SLR”) for $100.0 million (the “SLR Term Loan”) and used the net proceeds to partially pay down its borrowings under the ABL Credit Facility. Refer to “Note 14. Subsequent Events” for further information.
Mithaq Term Loans
Mithaq Capital SPC, a Cayman segregated portfolio company (“Mithaq”), is a controlling stockholder of the Company. The Company and certain subsidiaries maintain an interest-free, unsecured and subordinated promissory note with Mithaq for a $78.6 million term loan (the “Initial Mithaq Term Loan”), dated February 29, 2024, by and among the Company, certain of its subsidiaries, and Mithaq. During the first quarter of Fiscal 2025, $60.2 million under the Initial Mithaq Term Loan was repaid pursuant to the completion of the Company’s rights offering on February 6, 2025 (“Rights Offering”), leaving $18.4 million outstanding under the Initial Mithaq Term Loan as of November 1, 2025. For more information about the Rights Offering, refer to “Note 8. Stockholders’ Deficit” below.
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
The New Mithaq Term Loan matures on April 16, 2027, and requires monthly payments equivalent to interest charged at the SOFR plus 4.000% per annum, with the first year’s monthly payments to Mithaq deferred until April 30, 2025. On April 28, 2025, the Company and Mithaq entered into Amendment No. 1 to the New Mithaq Term Loan promissory note, which subjected these deferred monthly payments due as of April 30, 2025 to a payment plan, payable in installments prior to the end of Fiscal 2025. The amendment was evaluated under FASB ASC 470 — Debt, and accounted for as a debt modification. The New Mithaq Term Loan is guaranteed by each of the Company’s subsidiaries that guarantee the Company’s ABL Credit Facility. For the Third Quarter 2025 and Year-To-Date 2025, the Company recognized $1.9 million and $5.6 million, respectively, in interest-equivalent expense related to the New Mithaq Term Loan. For the Third Quarter 2024 and Year-To-Date 2024, the Company recognized $2.1 million and $4.6 million, respectively, in interest-equivalent expense related to the New Mithaq Term Loan.
Pursuant to the Company’s recent refinancing transactions, the Mithaq Term Loans were amended to extend both of their maturity dates to April 16, 2031. The New Mithaq Term Loan was also amended to allow the Company to defer its monthly payments upon written notice to Mithaq, and as an amendment consent fee, its principal amount was increased by $2.7 million to $92.7 million.
During the Third Quarter 2025 and Year-To-Date 2025, the Company paid $3.3 million and $6.6 million, respectively, in interest-equivalent charges to Mithaq. These payments were made in the form of Murabaha transactions to be compliant with Shariah law. The purchase and sale of commodities as a result of these transactions have been accounted for in accordance with FASB ASC 610 — Other income, and presented on a net basis within Related party interest expense. As of November 1, 2025, February 1, 2025, and November 2, 2024, interest-equivalent expense payable to Mithaq was $5.5 million, $6.5 million, and $4.6 million, respectively, which is recorded within Accrued expenses and other current liabilities.
The Mithaq Term Loans are subject to an amended and restated subordination agreement (as amended from time to time, the “Mithaq Subordination Agreement”), dated as of April 16, 2024, by and among the Company and certain subsidiaries, Wells Fargo and Mithaq, pursuant to which the Mithaq Term Loans are subordinated in payment priority to the obligations of the Company and its subsidiaries under the Credit Agreement. Pursuant to the Company’s recent refinancing transactions, the Mithaq Term Loans are also subordinated in payment priority to the obligations of the Company and its subsidiaries under the SLR Term Loan. Subject to such subordination terms, the Mithaq Term Loans are prepayable at any time and from time to time without penalty and do not require any mandatory prepayments.
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
As of November 1, 2025, February 1, 2025, and November 2, 2024, unamortized deferred financing costs amounted to $1.0 million, $2.6 million, and $2.9 million, respectively, related to the Mithaq Term Loans.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Maturities of the Company’s principal debt payments on the Mithaq Term Loans as of November 1, 2025 are as follows:

November 1, 2025
(in thousands)
Remainder of 2025	$—
2026	—
2027	108,400
Thereafter (1)	—
Total related party debt	$108,400
____________________________________________
(1)Pursuant to the Company’s recent refinancing transactions, the Mithaq Term Loans were amended to extend both of their maturity dates to April 16, 2031.
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
If any debt is incurred under the Mithaq Credit Facility, it shall require monthly payments equivalent to interest charged at the SOFR plus 5.000% per annum. Such debt shall be unsecured and shall be guaranteed by each of the Company’s subsidiaries that guarantee the Company’s ABL Credit Facility. Similar to the Mithaq Term Loans, such debt shall also be subject to the Mithaq Subordination Agreement, contain customary affirmative and negative covenants substantially similar to a subset of the covenants set forth in the Credit Agreement, and contain certain customary events of default. Additionally, such debt shall require no mandatory prepayments and shall mature no earlier than July 1, 2027. As of November 1, 2025, no debt had been incurred under the Mithaq Credit Facility.
Pursuant to the Company’s recent refinancing transactions, the Mithaq Credit Facility was further amended to extend the deadline for requesting advances until December 16, 2030, and the rate for any monthly payments for borrowings equivalent to interest charged was increased to the SOFR plus 9.000% per annum.

7. COMMITMENTS AND CONTINGENCIES
The Company is a defendant in Gabriela Gonzalez v. The Children’s Place, Inc., a purported class action, pending in the U.S. District Court, Central District of California. The plaintiff alleged that the Company had falsely advertised discounts that do not exist, in violation of California’s Unfair Competition Laws, False Advertising Law and the California Consumer Legal Remedies Act. The Company filed a motion to compel arbitration, which the plaintiff did not oppose, and the court granted the motion on August 17, 2022—staying the case pending the outcome of the arbitration. The demand for arbitration was filed on October 4, 2022, in connection with the individual claim of the plaintiff. A mass arbitration firm associated with plaintiff’s counsel then conducted an advertising campaign for claimants to conduct a mass arbitration. In part, to avoid the mass arbitration, the parties stipulated to return the original plaintiff’s claim to court to proceed as a class action. Accordingly, the arbitration would not be proceeding and the Company’s response to the original plaintiff’s complaint in court was filed on July 20, 2023. On August 16, 2023, however, the Company began to receive notices regarding an initial tranche of approximately 1,300 individual demands that were filed with Judicial Arbitration and Mediation Services, Inc. (“JAMS”) as part of a related mass arbitration claim. The parties participated in mediation proceedings on November 15, 2023 and February 9, 2024. The parties agreed to further discuss settlement options in May 2024, which occurred without resolution. In late May 2024, due to the judge’s retirement, the Gonzalez action was transferred and reassigned to a different judge. Deadlines were therefore reset, including the Company’s motion to dismiss. On June 10, 2024, JAMS advised that it would be pausing its administration of the claims until the parties resolve their dispute over which set of arbitration terms apply to the case. The Company’s motion to dismiss was denied in November 2024. The Company subsequently filed a Motion for Reconsideration in December 2024, which was denied by the court in October 2025. Class certification discovery is ongoing, with class certification proceedings expected to take place in fiscal 2026. Any liability arising out of these proceedings is not expected to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

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
Share Repurchase Program
In November 2021, the Company’s Board of Directors authorized a $250.0 million share repurchase program (the “Share Repurchase Program”). Under this program, the Company may repurchase shares on the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, and other market and business conditions. The Company may suspend or discontinue the program at any time and may thereafter reinstitute purchases, all without prior announcement. Currently, pursuant to the terms of the Company’s Credit Agreement, the repurchase of any shares would require fulfilling the heightened payment conditions under the Credit Agreement, except that repurchases of shares as described below, pursuant to the Company’s practice as a result of its insider trading policy, are expressly permitted. As of November 1, 2025, there was $156.1 million remaining availability under the Share Repurchase Program.
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
The following table summarizes the Company’s share repurchases:

	Thirty-nine Weeks Ended
	November 1, 2025		November 2, 2024
	Shares	Amount	Shares	Amount
	(in thousands)
Share repurchases related to:
Share repurchase program	71	$422	65	$566
Shares acquired and held in treasury	—	$—	5	$66

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
In accordance with the FASB ASC 505 — Equity, the par value of the shares retired is charged against Common stock and the remaining purchase price is allocated between Additional paid-in capital and Accumulated deficit. The portion charged against Additional paid-in capital is determined using a pro-rata allocation based on total shares outstanding.
Dividends
Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the Company’s Board of Directors based on a number of factors, including business and market conditions, the Company’s financial performance, and other investment priorities. Currently, pursuant to the terms of the Company’s Credit Agreement, the Company has no current plans to pay regular cash dividends in Fiscal 2025.

9. STOCK-BASED COMPENSATION
The Company generally grants time-vesting stock awards (“Deferred Awards”) and performance-based stock awards (“Performance Awards”) to employees at senior management levels. The Company also grants Deferred Awards to its non-employee independent directors.
The following table summarizes the Company’s stock-based compensation expense:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
	(in thousands)
Deferred Awards	$279	$282	$1,985	$2,110
Performance Awards	(13)	(261)	958	9,272
Total stock-based compensation expense (1)	$266	$21	$2,943	$11,382
___________________________________________
(1)Stock-based compensation expense recorded within Cost of sales (exclusive of depreciation and amortization) was immaterial in all periods presented. All other stock-based compensation expense is included in Selling, general, and administrative expenses.
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

10. EARNINGS (LOSS) PER COMMON SHARE
On February 6, 2025, the Company completed its Rights Offering. As the exercise price of the subscription right was less than the fair value of the Common stock, the subscription right contained a bonus element. In connection with this transaction, and in accordance with FASB ASC 260 — Earnings Per Share, the Company’s weighted average common shares outstanding and basic and diluted loss per share were retroactively adjusted for all prior periods presented by a factor of 1.002.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table reconciles net income (loss) and common share amounts utilized to calculate basic and diluted earnings (loss) per common share:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
	(in thousands)
Net income (loss)	$(4,320)	$20,080	$(43,708)	$(49,829)

Basic weighted average common shares outstanding	22,170	12,801	21,980	12,753
Dilutive effect of stock awards	—	21	—	—
Diluted weighted average common shares outstanding	22,170	12,822	21,980	12,753

Anti-dilutive shares excluded from diluted earnings (loss) per common share calculation	202	—	116	44

11.     FAIR VALUE MEASUREMENT
The Company’s cash and cash equivalents and investments in the rabbi trust are short-term in nature. As such, their carrying amounts approximate fair value. These assets and liabilities fall within Level 1 of the fair value hierarchy. The Company stock included in the deferred compensation plan is not subject to fair value measurement.
The fair value of the Initial Mithaq Term Loan with a carrying value (gross of debt issuance costs) of $18.4 million as of November 1, 2025, was approximately $15.6 million. The fair value of the New Mithaq Term Loan with a carrying value (gross of debt issuance costs) of $90.0 million as of November 1, 2025, was approximately $83.9 million. The fair value of debt was estimated using a market approach, which considers the Company’s credit risk and market related conditions, and is therefore within Level 2 of the fair value hierarchy.
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
The Company performed periodic quantitative impairment assessments of its long-lived assets and did not record an impairment charge in the Third Quarter 2025 and Year-To-Date 2025, and in the Third Quarter 2024 and Year-To-Date 2024.
Impairment of Indefinite-Lived Intangible Assets
The Company estimates the fair value of its indefinite-lived Gymboree tradename based on an income approach using the relief-from-royalty method. Estimating fair value using this method requires management to estimate future revenues, royalty rates, discount rates, long-term growth rates, and other factors in order to project future cash flows.
The Company performs a periodic impairment assessment of the Gymboree tradename, in accordance with FASB ASC 350 — Intangibles — Goodwill and Other. Based on this assessment, the Company did not identify any indicators of impairment in the Third Quarter 2025 and Year-To-Date 2025. During the Company’s second fiscal quarter of 2024, the Company recorded an impairment charge of $28.0 million, primarily due to reductions in Gymboree sales forecasts, which reduced the carrying value of its fair value to $13.0 million.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
12. INCOME TAXES
The Company utilizes the asset and liability method of accounting for income taxes as set forth in FASB ASC 740 — Income Taxes. This method requires recognition of deferred tax assets and liabilities, measured by currently enacted rates, attributable to temporary differences between the financial statement and income tax basis of assets and liabilities. The Company’s deferred tax assets and liabilities are comprised largely of differences relating to depreciation and amortization, rent expense, inventory, stock-based compensation, net operating loss carryforwards, tax credits, and various accruals and reserves.
The Company’s benefit for income taxes was $(0.1) million during the Third Quarter 2025, compared to $(0.9) million during the Third Quarter 2024. The Company’s effective tax rate was 3.0% in the Third Quarter 2025, compared to (4.7)% in the Third Quarter 2024. The change in the effective tax rate is primarily due to shifts in earnings mix and pretax loss during the Third Quarter 2025 compared to pretax income during the Third Quarter 2024. The Company continues to adjust its valuation allowance based upon its ongoing operating results.
The Company’s provision for income taxes was $2.7 million during Year-To-Date 2025, compared to $2.3 million during Year-To-Date 2024. The Company’s effective tax rate was (6.5)% in Year-To-Date 2025, compared to (4.8)% in Year-To-Date 2024. The change in the effective tax rate is primarily due to the absence of the impairment charge related to the Gymboree tradename and a higher Year-To-Date 2024 pretax loss. The Company continues to adjust its valuation allowance based upon its ongoing operating results.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act allows net operating losses (“NOLs”) incurred in taxable years 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to offset 100% of taxable income and to generate a refund of previously paid income taxes. Pursuant to the CARES Act, the Company carried back the taxable year 2020 tax loss of $150.0 million to prior years. As of November 1, 2025, the remaining income tax receivable of $19.1 million is included within Prepaid expenses and other current assets on the Consolidated Balance Sheets.
The Company accrues interest and penalties related to unrecognized tax benefits as part of its provision for income taxes. The total amount of unrecognized tax benefits was $6.8 million, $6.5 million, and $6.9 million as of November 1, 2025, February 1, 2025, and November 2, 2024, respectively, and is included within long-term liabilities. Additional interest expense recognized in the Third Quarter 2025 and Third Quarter 2024, and during Year-To-Date 2025 and Year-To-Date 2024, related to unrecognized tax benefits was not significant.
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
On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the United States. The legislation contains certain provisions related to the full expensing of U.S. research and development costs and other depreciable property. The legislation also includes changes to the determination of the amount of U.S. interest expense that is deductible for U.S. tax purposes. While these changes are generally favorable to the Company’s cash tax position, the legislation does not have a material impact on its estimated annual effective tax rate and financial statements as of the Third Quarter 2025. The Company is evaluating the effects of the legislation that will begin to apply in fiscal year 2026.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
13. SEGMENT INFORMATION
The Company’s reportable segments are based on the financial information the chief operating decision maker (“CODM”) uses to allocate resources and assess performance of its business. The Company’s President and Chief Executive Officer is the CODM. The Company’s CODM evaluates the performance of each segment and measures its segment profitability based on operating income (loss), defined as income (loss) before interest and taxes. Operating income (loss) is used as a key metric during the annual budget process, and on a quarterly basis to monitor actual performance against the annual budget and forecasts.
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
Major Customers
Net sales to external customers are derived from merchandise sales, and the Company has one U.S. wholesale customer that individually accounted for more than 10% of its net sales during Year-To-Date 2025, with net sales amounting to $30.7 million for the Third Quarter 2025 and $105.3 million for Year-To-Date 2025, and $57.3 million and $118.3 million for the Third Quarter 2024 and Year-To-Date 2024, respectively. The customer also accounts for a majority of the Company’s accounts receivable, amounting to $26.0 million, $31.6 million, and $45.1 million as of November 1, 2025, February 1, 2025, and November 2, 2024.
Store Count by Segment
As of November 1, 2025, The Children’s Place U.S. had 442 stores and The Children’s Place International had 57 stores. As of November 2, 2024, The Children’s Place U.S. had 449 stores and The Children’s Place International had 61 stores.
The tables below present certain segment information for our reportable segments for the periods indicated:

	Thirteen Weeks Ended November 1, 2025
	The Children’s Place U.S.	The Children’s Place International (1)	Total
	(in thousands)
Net sales	$307,399	$32,067	$339,466
Cost of sales (2)	199,128	28,034	227,162
Selling, general, and administrative expenses (3)	99,286	9,349	108,635
Segment operating income (loss)	$8,985	$(5,316)	$3,669
Segment operating income (loss) as a percentage of net sales	2.9%	(16.6)%	1.1%

	Thirty-nine Weeks Ended November 1, 2025
	The Children’s Place U.S.	The Children’s Place International (1)	Total
	(in thousands)
Net sales	$802,353	$77,244	$879,597
Cost of sales (2)	531,728	63,510	595,238
Selling, general, and administrative expenses (3)	275,071	25,630	300,701
Segment operating loss	$(4,446)	$(11,896)	$(16,342)
Segment operating loss as a percentage of net sales	(0.6)%	(15.4)%	(1.9)%

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Thirteen Weeks Ended November 2, 2024
	The Children’s Place U.S.	The Children’s Place International (1)	Total
	(in thousands)
Net sales	$356,163	$34,010	$390,173
Cost of sales (2)	228,680	23,152	251,832
Selling, general, and administrative expenses (3)	99,363	9,720	109,083
Segment operating income	$28,120	$1,138	$29,258
Segment operating income as a percentage of net sales	7.9%	3.3%	7.5%

	Thirty-nine Weeks Ended November 2, 2024
	The Children’s Place U.S.	The Children’s Place International (1)	Total
	(in thousands)
Net sales	$894,744	$82,962	$977,706
Cost of sales (2)	574,757	60,073	634,830
Selling, general, and administrative expenses (3)	307,518	27,864	335,382
Other segment expenses (4)	28,000	—	28,000
Segment operating loss	$(15,531)	$(4,975)	$(20,506)
Segment operating income loss as a percentage of net sales	(1.7)%	(6.0)%	(2.1)%
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
(4)Other segment expenses include asset impairment charges.
The table below presents a reconciliation of reportable segment operating income (loss) to Income (loss) before provision (benefit) for income taxes:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
	(in thousands)
Total segment operating income (loss)	$3,669	$29,258	$(16,342)	$(20,506)
Related party interest expense	(1,869)	(2,078)	(5,609)	(4,554)
Other interest expense	(6,259)	(8,014)	(19,126)	(22,515)
Interest income	7	14	34	39
Income (loss) before provision (benefit) for income taxes	$(4,452)	$19,180	$(41,043)	$(47,536)

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Additional Segment Data

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
	(in thousands)
Depreciation and amortization:
The Children’s Place U.S.	$6,870	$8,613	$21,551	$27,102
The Children’s Place International	464	653	1,583	3,304
Total depreciation and amortization	$7,334	$9,266	$23,134	$30,406
Capital expenditures:
The Children’s Place U.S.	$9,461	$2,949	$13,868	$15,347
The Children’s Place International	185	497	621	577
Total capital expenditures	$9,646	$3,446	$14,489	$15,924

	November 1, 2025	February 1, 2025	November 2, 2024
	(in thousands)
Total assets:
The Children’s Place U.S.	$721,886	$711,564	$845,962
The Children’s Place International	40,623	35,988	42,831
Total assets	$762,509	$747,552	$888,793
Long-lived assets:
United States	$258,858	$267,751	$276,508
Canada	10,825	9,801	9,157
Asia	2,632	1,996	437
Total long-lived assets (1)	$272,315	$279,548	$286,102
___________________________________________
(1)The Company’s long-lived assets are comprised of net Property and equipment, ROU assets, Tradenames, and Other assets, and are recorded in the long-term assets section of the consolidated balance sheets.

14. SUBSEQUENT EVENTS
On December 16, 2025, the Company completed the refinancing of its ABL Credit Facility with Wells Fargo by entering into an Eighth Amendment to its Credit Agreement. Among other things, the Eighth Amendment (i) reduced the ABL Credit Facility to $350.0 million and Wells Fargo became the sole lender party thereto, (ii) increased the sublimit for standby and documentary letters of credit to $30.0 million, (iii) lowered the interest rates, (iv) reconfigured the collateral package for the ABL Credit Facility, and (v) implemented a new minimum excess availability covenant that limits the maximum amount of borrowings that the Company may make under the ABL Credit Facility.
Also on December 16, 2025, the Company and certain of its subsidiaries entered into the SLR Loan Agreement with SLR for a $100.0 million SLR Term Loan. The SLR Term Loan (i) matures on the earlier of December 16, 2030, or the maturity date under the ABL Credit Facility, (ii) bears interest, payable monthly, (a) until June 16, 2026, at the SOFR per annum plus 5.250% for any portion that is a SOFR loan, or at the base rate per annum plus 4.250% for any portion that is a base rate loan; or (b) from and after June 17, 2026, at the SOFR per annum plus 5.250% or 6.250% for any portion that is a SOFR loan, or at the base rate per annum plus 4.250% or 5.250% for any portion that is a base rate loan, based on the Company’s consolidated fixed charge coverage ratio for the trailing twelve-month period as of the most recent fiscal quarter just ended.
The SLR Term Loan is secured by a first priority security interest in the Company’s intellectual property, real estate, certain furniture, fixtures and equipment, and pledges of subsidiary capital stock, and a second priority security interest in the collateral securing the ABL Credit Facility. The SLR Term Loan is guaranteed by each of the Company’s subsidiaries that guarantee the Company’s ABL Credit Facility.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The SLR Term Loan is, in whole or in part, pre-payable any time and from time to time, subject to certain prepayment premiums specified in the SLR Loan Agreement, plus accrued and unpaid interest.
The SLR Term Loan contains customary affirmative and negative covenants substantially similar to a subset of the covenants set forth in the Credit Agreement, including limits on the ability of the Company and its subsidiaries to incur certain liens, to incur certain indebtedness, to make certain investments, acquisitions, dispositions or restricted payments, or to change the nature of its business. The SLR Term Loan also imposes a more restrictive excess availability requirement that further limits the Company’s maximum borrowing availability under the ABL Credit Facility.
The SLR Term Loan contains certain customary events of default, which include (subject in certain cases to customary grace periods), nonpayment of principal, breach of other covenants of the SLR Term Loan, inaccuracy in representations or warranties, acceleration of certain other indebtedness (including under the Credit Agreement), certain events of bankruptcy, insolvency or reorganization, such as a change of control, and invalidity of any part of the SLR Term Loan.
The Company used the net proceeds from the SLR Term Loan to partially pay down its borrowings under the ABL Credit Facility.
Pursuant to the refinancing transactions described above, the Mithaq Term Loans were amended to extend both of their maturity dates to April 16, 2031. The New Mithaq Term Loan was also amended to allow the Company to defer its monthly payments upon written notice to Mithaq, and as an amendment consent fee, its principal amount was increased by $2.7 million to $92.7 million. Separately, the Mithaq Credit Facility was further amended to (i) extend the Company’s deadline for requesting advances until December 16, 2030, and (ii) increase the rate for any monthly payments for borrowings equivalent to interest charged to the SOFR plus 9.000% per annum.

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
Terms that are commonly used in our Management’s Discussion and Analysis of Financial Condition and Results of Operations are defined as follows:
•Third Quarter 2025 — The thirteen weeks ended November 1, 2025
•Third Quarter 2024 — The thirteen weeks ended November 2, 2024
•Year-To-Date 2025 — The thirty-nine weeks ended November 1, 2025
•Year-To-Date 2024 — The thirty-nine weeks ended November 2, 2024
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

OVERVIEW
Our Business
We are one of the only pure-play children’s specialty retailer in North America with an omni-channel portfolio of brands and an industry-leading digital-first model. We design, contract to manufacture, and sell fashionable, high quality apparel, accessories and footwear predominantly at value prices, primarily under our proprietary brands: “The Children’s Place”, “Gymboree”, “Sugar & Jade”, and “PJ Place”. Our global retail and wholesale network includes two digital storefronts, 499 stores in North America, wholesale marketplaces, 227 international points of distribution in 12 countries through our nine international franchise and wholesale partners, and social media channels on Instagram, Facebook, X, formerly known as Twitter, YouTube and Pinterest. Our digital storefronts are at www.childrensplace.com and www.gymboree.com, where our customers are able to shop online for the same merchandise available in our physical stores, as well as certain exclusive merchandise offered only on our e-commerce sites.
Segment Reporting
In accordance with FASB ASC 280 — Segment Reporting, we report segment data based on geography: The Children’s Place U.S. and The Children’s Place International. Each segment includes an e-commerce business located at www.childrensplace.com and www.gymboree.com. Included in The Children’s Place U.S. segment are our U.S. and Puerto Rico-based stores and net sales from our U.S.-based wholesale business. Included in The Children’s Place International segment are our Canadian-based stores and net sales from international franchisees. We measure our segment profitability based on operating income (loss), defined as income (loss) before interest and taxes. Net sales and direct costs are recorded by each segment. Certain inventory procurement functions such as production and design, as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services, are managed by The Children’s Place U.S. segment. Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales. The assets related to these functions are not allocated. We periodically review these allocations and adjust them based upon changes in business circumstances. Net sales to external customers are derived from merchandise sales, and we have one U.S. wholesale customer that individually accounted for more than 10% of our net sales for Year-To-Date 2025.
Recent Developments
Macroeconomic conditions, including inflationary pressures, higher interest rates, tariffs, and other domestic and geopolitical factors, continued to adversely affect our core customer. During the Third Quarter 2025, these pressures contributed to a decrease in consumer discretionary apparel purchases. We expect these macroeconomic conditions, including but not limited to increased product input costs, transportation costs, distribution costs, and geopolitical conditions like changes in foreign policies of the United States, and other inflationary pressures, to continue to have an adverse impact during the remainder of Fiscal 2025.
During Fiscal 2025, the U.S. government imposed tariffs on certain goods imported from other countries into the United States. Based on the current environment, we are projecting the impact of tariffs to result in incremental expenses of approximately $15 million to $20 million for Fiscal 2025, and an additional impact of $25 million to $30 million in the first half of fiscal year 2026. We have developed plans to mitigate a majority of the effects of these tariffs through a range of strategic initiatives, including pricing strategies, the establishment of stronger vendor partnerships, and improvements in inbound ocean rates. Additionally, our diversified sourcing strategies include efforts to ensure that no single country represents more than 20% of our total sourcing capacity, with limited exposure to China in the mid-single digit range. We will continue to monitor the impact of any further tariffs that may become effective in the future, as well as potential retaliatory tariffs imposed by other countries.

We have commenced the implementation of our transformation efforts, and we are increasing the estimate of our expected gross benefits from $40 million to $50 million over the next three years. These efforts are focused on reducing unnecessary corporate office costs, optimizing our distribution network, and rightsizing non-merchandise and third-party spending. In addition, these expense savings will further support our changing business model, including our strategic shift from closing stores to opening stores instead. We have already implemented actions which are expected to realize gross benefits of over $25 million on an annualized basis. We expect to incur certain one-time costs for these transformation efforts, amounting to approximately $5 million to $10 million.
During the Third Quarter 2025, we revamped our My Place Rewards loyalty program to deliver more personalized connections, rewards, and elevated experiences to our customers. Some of the key elements of the program include (i) tiered memberships, which offer members more ways to earn, unlock, and level-up benefits, (ii) earning points, bonuses, and exclusive incentives with every purchase, (iii) members-only perks, including VIP events, early collection access, and faster order processing, (iv) family-centered benefits such as birthday discounts, and (v) enhanced convenience, such as free gift-wrapping kits and the ability to redeem points at the member’s own discretion over a 12 month period. The launch of our new loyalty program is expected to drive customer acquisition and retention.
On December 16, 2025, we completed the refinancing of our asset-based revolving credit facility (the “ABL Credit Facility”) with Wells Fargo by entering into an eighth amendment (the “Eighth Amendment”) to our credit agreement. Among other things, the Eighth Amendment (i) reduced the ABL Credit Facility to $350.0 million and Wells Fargo became the sole lender party thereto, (ii) increased the sublimit for standby and documentary letters of credit to $30.0 million, (iii) lowered the interest rates, (iv) reconfigured the collateral package for the ABL Credit Facility, and (v) implemented a new minimum excess availability covenant that limits the maximum amount of borrowings that we may make under the ABL Credit Facility.
Also on December 16, 2025, we entered into a term loan agreement (the “SLR Loan Agreement”) with SLR Credit Solutions for a $100.0 million (the “SLR Term Loan”). The SLR Term Loan (i) matures on the earlier of December 16, 2030, or the maturity date under the ABL Credit Facility, (ii) bears interest, payable monthly, (a) until June 16, 2026, at the SOFR per annum plus 5.250% for any portion that is a SOFR loan, or at the base rate per annum plus 4.250% for any portion that is a base rate loan; or (b) from and after June 17, 2026, at the SOFR per annum plus 5.250% or 6.250% for any portion that is a SOFR loan, or at the base rate per annum plus 4.250% or 5.250% for any portion that is a base rate loan, based on our consolidated fixed charge coverage ratio for the trailing twelve-month period as of the most recent fiscal quarter just ended. The SLR Term Loan is, in whole or in part, pre-payable any time and from time to time, subject to certain prepayment premiums specified in the SLR Loan Agreement, plus accrued and unpaid interest. We used the net proceeds from the SLR Term Loan to partially pay down our borrowings under the ABL Credit Facility.
Pursuant to our refinancing transactions described above, both term loans issued by our majority shareholder, Mithaq Capital SPC (“Mithaq”), were amended to extend their maturity dates to April 16, 2031, and our credit facility under Mithaq was also amended to extend our deadline for requesting advances until December 16, 2030. Our second term loan with Mithaq was also amended to allow us to defer our monthly payments upon written notice to Mithaq, and as an amendment consent fee, its principal amount was increased by $2.7 million to $92.7 million.
Pillar Two Model Rules
The Organization for Economic Cooperation and Development (“OECD”) introduced a global minimum corporate tax rate of 15% under its Pillar Two initiative (“Pillar Two”), which became effective for tax years beginning in January 2024. Although the U.S. has not implemented the Pillar Two rules, other regions where we conduct business, primarily Hong Kong and Canada, have enacted such legislation. The implementation of the Pillar Two rules in each jurisdiction in which it operates is not expected to have a material impact on our effective tax rate. We are closely monitoring legislative developments globally to evaluate potential impacts on our financial statements, as more regions implement Pillar Two rules.

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
Third Quarter 2025 Compared to Third Quarter 2024

	Thirteen Weeks Ended		Thirteen Weeks Ended		Variance
	November 1, 2025	% of Net Sales	November 2, 2024	% of Net Sales	$	%	% of Net Sales
	(amounts in thousands)
Net sales	$339,466	100.0%	$390,173	100.0%	$(50,707)	(13.0)%	—%
Cost of sales (exclusive of depreciation and amortization)	227,162	66.9%	251,832	64.5%	24,670	9.8%	(2.4)%
Gross profit	112,304	33.1%	138,341	35.5%	(26,037)	(18.8)%	(2.4)%
Selling, general, and administrative expenses	101,301	29.8%	99,817	25.6%	(1,484)	(1.5)%	(4.2)%
Depreciation and amortization	7,334	2.2%	9,266	2.4%	1,932	20.9%	0.2%
Operating income	3,669	1.1%	29,258	7.5%	(25,589)	(87.5)%	(6.4)%
Related party interest expense	(1,869)	(0.6)%	(2,078)	(0.5)%	209	10.1%	(0.1)%
Other interest expense, net	(6,252)	(1.8)%	(8,000)	(2.1)%	1,748	21.9%	0.3%
Income (loss) before benefit for income taxes	(4,452)	(1.3)%	19,180	4.9%	(23,632)	(123.2)%	(6.2)%
Benefit for income taxes	(132)	—%	(900)	(0.2)%	(768)	(85.3)%	(0.2)%
Net income (loss)	$(4,320)	(1.3)%	$20,080	5.1%	$(24,400)	(121.5)%	(6.4)%
Net sales decreased $50.7 million, or 13.0%, to $339.5 million during the Third Quarter 2025 from $390.2 million during the Third Quarter 2024, driven by a decrease in wholesale revenue due to lower order commitments as a result of higher purchases earlier in the fiscal year, and a decrease in e-commerce sales due to lower traffic and conversion compared to the Third Quarter 2024, in addition to challenges we experienced with transitioning to a new marketing agency during the Third Quarter 2025. Comparable retail sales decreased 5.4% for the Third Quarter 2025.
Gross profit decreased $26.0 million to $112.3 million during the Third Quarter 2025, compared to $138.3 million during the Third Quarter 2024. Gross margin decreased 240 basis points to 33.1% of Net sales in the Third Quarter 2025, compared to 35.5% of Net sales in the Third Quarter 2024. The decrease in gross margin was caused by a higher penetration of markdown sales (200 basis points), the impact of higher tariffs on our product (55 basis points), and an increase in inventory reserves (50 basis points), partially offset by favorable channel and product mix.
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

Selling, general, and administrative expenses were $101.3 million during the Third Quarter 2025, compared to $99.8 million during the Third Quarter 2024. The increase was primarily due to an increase in marketing expenses as we ramped up our spend towards the end of Third Quarter 2025 to drive incremental e-commerce demand, expenses incurred to revamp our My Place Rewards loyalty program, costs to support our new stores strategy, and an increase in donations as we further develop our inventory lifecycle process, partially offset by one-time costs incurred in the prior year. The Third Quarter 2025 results included incremental operating expenses of $0.3 million in restructuring costs. The Third Quarter 2024 results included incremental operating expenses of $6.0 million, including restructuring costs of $4.8 million, primarily due to changes in our senior leadership team, lender-required consulting fees of $0.5 million, broken financing deal fees of $0.3 million, other professional and consulting fees of $0.2 million, and fleet optimization costs of $0.1 million. Excluding the impact of these incremental charges, Adjusted SG&A expenses were $101.0 million during the Third Quarter 2025, compared to $93.8 million during the Third Quarter 2024, and deleveraged 570 basis points to 29.7% of Net sales.
Depreciation and amortization was $7.3 million during the Third Quarter 2025, compared to $9.3 million during the Third Quarter 2024. The decrease was primarily driven by reduced depreciation of capitalized software and the permanent closure of 18 stores during the past twelve months, partially offset by seven store openings.
There were no Asset impairment charges during the Third Quarter 2025 and Third Quarter 2024.
Operating income was $3.7 million during the Third Quarter 2025, compared to $29.3 million during the Third Quarter 2024. The Third Quarter 2025 results were impacted by incremental operating expenses of $0.3 million, as described within SG&A expenses above. The Third Quarter 2024 results were impacted by incremental operating expenses, including SG&A expenses of $6.0 million, as described above. Excluding the impact of these incremental charges, Adjusted operating income was $4.0 million in the Third Quarter 2025, compared to $35.3 million in the Third Quarter 2024, and deleveraged 780 basis points to 1.2% of Net sales.
Related party interest expense was $1.9 million during the Third Quarter 2025, compared to $2.1 million during the Third Quarter 2024.
Other interest expense, net was $6.3 million during the Third Quarter 2025, compared to $8.0 million during the Third Quarter 2024. The decrease in interest expense was primarily driven by lower average borrowings and interest rates on our ABL Credit Facility.
Benefit for income taxes was $(0.1) million during the Third Quarter 2025, compared to $(0.9) million during the Third Quarter 2024. Our effective tax rate was 3.0% and (4.7)% in the Third Quarter 2025 and Third Quarter 2024, respectively. We continue to adjust our valuation allowance based on ongoing operating results.
Net income (loss) was a loss of $(4.3) million, or $(0.19) per diluted share, during the Third Quarter 2025, compared to income of $20.1 million, or $1.57 per diluted share, during the Third Quarter 2024, due to the factors discussed above. Adjusted net loss was $(4.0) million, or $(0.18) per diluted share during the Third Quarter 2025, compared to Adjusted net income of $26.1 million, or $2.04 per diluted share, during the Third Quarter 2024, due to the factors described above.
The following table sets forth Net sales and Operating income (loss), respectively, by segment, for the periods indicated:

	Thirteen Weeks Ended
	November 1, 2025	November 2, 2024
	(in thousands)
The Children’s Place U.S.	$307,399	$356,163
The Children’s Place International (1)	32,067	34,010
Total net sales	$339,466	$390,173

The Children’s Place U.S.	$8,985	$28,120
The Children’s Place International (1)	(5,316)	1,138
Total segment operating income (loss)	$3,669	$29,258

The Children’s Place U.S.	2.9%	7.9%
The Children’s Place International (1)	(16.6)%	3.3%
Total segment operating income (loss) as a percentage of net sales	1.1%	7.5%
___________________________________________
(1)Our foreign subsidiaries, primarily in Canada, have operating results based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S dollars.

The Children’s Place U.S. Net sales decreased $48.8 million, or 13.7%, to $307.4 million during the Third Quarter 2025, compared to $356.2 million during the Third Quarter 2024, driven by a decrease in wholesale revenue due to lower order commitments as a result of higher purchases earlier in the fiscal year, and a decrease in e-commerce sales due to lower traffic and conversion compared to the Third Quarter 2024, in addition to challenges we experienced with transitioning to a new marketing agency during the Third Quarter 2025.
The Children’s Place International Net sales decreased $1.9 million, or 5.6%, to $32.1 million during the Third Quarter 2025, compared to $34.0 million during the Third Quarter 2024, driven by a decrease in e-commerce sales due to lower traffic.
The Children’s Place U.S. Operating income was $9.0 million during the Third Quarter 2025, compared to $28.1 million during the Third Quarter 2024, primarily due to lower net sales, as described above.
The Children’s Place International Operating loss was $(5.3) million during the Third Quarter 2025, compared to operating income of $1.1 million during the Third Quarter 2024, primarily due to liquidation sales on certain inventory which negatively impacted our margins.
Year-To-Date 2025 Compared to Year-To-Date 2024

	Thirty-nine Weeks Ended		Thirty-nine Weeks Ended		Variance
	November 1, 2025	% of Net Sales	November 2, 2024	% of Net Sales	$	%	% of Net Sales
	(amounts in thousands)
Net sales	$879,597	100.0%	$977,706	100.0%	$(98,109)	(10.0)%	—%
Cost of sales (exclusive of depreciation and amortization)	595,238	67.7%	634,830	64.9%	39,592	6.2%	(2.8)%
Gross profit	284,359	32.3%	342,876	35.1%	(58,517)	(17.1)%	(2.8)%
Selling, general, and administrative expenses	277,567	31.6%	304,976	31.2%	27,409	9.0%	(0.4)%
Depreciation and amortization	23,134	2.6%	30,406	3.1%	7,272	23.9%	0.5%
Asset impairment charges	—	—%	28,000	2.9%	28,000	100.0%	2.9%
Operating loss	(16,342)	(1.9)%	(20,506)	(2.1)%	4,164	20.3%	0.2%
Related party interest expense	(5,609)	(0.6)%	(4,554)	(0.5)%	(1,055)	(23.2)%	(0.1)%
Other interest expense, net	(19,092)	(2.2)%	(22,476)	(2.3)%	3,384	15.1%	0.1%
Loss before provision for income taxes	(41,043)	(4.7)%	(47,536)	(4.9)%	6,493	13.7%	0.2%
Provision for income taxes	2,665	0.3%	2,293	0.2%	(372)	(16.2)%	(0.1)%
Net loss	$(43,708)	(5.0)%	$(49,829)	(5.1)%	$6,121	12.3%	0.1%
Net sales decreased $98.1 million, or 10.0%, to $879.6 million during Year-To-Date 2025 from $977.7 million during Year-To-Date 2024, driven by a decrease in e-commerce sales due to lower traffic and conversion. We also experienced a decrease in brick-and-mortar revenue due to a lower store count and lower sales volume, particularly in the first half of the fiscal year. Our stores and e-commerce sales were both negatively impacted by the current macroeconomic environment, including uncertainty around tariffs, which has negatively affected consumer sentiment. We also experienced a decrease in wholesale revenue as we shifted our strategy towards selling higher margin product to improve profitability. Comparable retail sales decreased 7.5% during Year-To-Date 2025.
Gross profit decreased $58.5 million to $284.4 million during Year-To-Date 2025, compared to $342.9 million during Year-To-Date 2024. Gross margin decreased 280 basis points to 32.3% of Net sales during Year-To-Date 2025, compared to 35.1% of Net sales in Year-To-Date 2024. The decrease in gross margin was caused primarily by a higher penetration of markdown sales (140 basis points), an increase in inventory reserves (110 basis points), and the impact of higher tariffs on our product (50 basis points).

Selling, general, and administrative expenses were $277.6 million during Year-To-Date 2025, compared to $305.0 million during Year-To-Date 2024. The decrease was due to a reduction in one-time costs incurred during Year-To-Date 2024, as described below. The Year-To-Date 2025 results included incremental operating expenses of $2.4 million for restructuring costs. The Year-To-Date 2024 results included incremental operating expenses, including restructuring costs of $11.2 million, primarily due to changes in our senior leadership team, non-cash equity compensation charges of $9.9 million and other fees of $3.8 million associated with the change of control, financing-related charges of $7.0 million, lender-required consulting fees of $2.4 million, fleet optimization costs of $0.9 million, costs associated with the closure of our Canada distribution center of $0.8 million, and other professional and consulting fees of $0.6 million, partially offset by the reversal of a legal settlement accrual of $2.3 million. Excluding the impact of these incremental charges, Adjusted SG&A expenses were $275.1 million during Year-To-Date 2025, compared to $270.8 million during Year-To-Date 2024, and deleveraged 360 basis points to 31.3% of Net sales.
Depreciation and amortization was $23.1 million during Year-To-Date 2025, compared to $30.4 million during Year-To-Date 2024. The decrease was primarily driven by reduced depreciation of capitalized software and the permanent closure of 18 stores during the past twelve months, partially offset by seven store openings.
There were no Asset impairment charges during Year-To-Date 2025, compared to $28.0 million during Year-To-Date 2024 due to the reduction in fair value of the Gymboree tradename.
Operating loss was $(16.3) million during Year-To-Date 2025, compared to $(20.5) million during Year-To-Date 2024. The Year-To-Date 2025 results were impacted by incremental operating expenses of $2.4 million, as described within SG&A expenses above. The Year-To-Date 2024 results were impacted by incremental operating expenses, including SG&A expenses of $34.2 million, as described above, an impairment charge of $28.0 million on the Gymboree tradename, accelerated depreciation of $1.8 million, and additional change in control charges impacting gross margin of $0.9 million. Excluding the impact of these incremental charges, Adjusted operating loss was $(13.9) million during Year-To-Date 2025, compared to Adjusted operating income of $44.4 million during Year-To-Date 2024, and deleveraged 610 basis points to (1.6)% of Net sales.
Related party interest expense was $5.6 million during Year-To-Date 2025, compared to $4.6 million during Year-To-Date 2024. The increase was due to interest-equivalent charges for the full period compared to a partial period in the prior year.
Other interest expense, net was $19.1 million during Year-To-Date 2025, compared to $22.5 million during Year-To-Date 2024. The decrease in interest expense was primarily driven by lower average borrowings and interest rates on our ABL Credit Facility, partially offset by the write-off of deferred financing costs associated with the partial paydown of our first term loan entered into with our majority shareholder, Mithaq Capital SPC (“Mithaq”).
Provision for income taxes was $2.7 million during Year-To-Date 2025, compared to $2.3 million during Year-To-Date 2024. Our effective tax rate was (6.5)% and (4.8)% during Year-To-Date 2025 and Year-To-Date 2024, respectively. We continue to adjust our valuation allowance based on ongoing operating results.
Net loss was $(43.7) million, or $(1.99) per diluted share, during Year-To-Date 2025, compared to $(49.8) million, or $(3.91) per diluted share, during Year-To-Date 2024, due to the factors discussed above. Adjusted net loss was $(40.2) million, or $(1.83) per diluted share during Year-To-Date 2025, compared to Adjusted net income of $15.1 million, or $1.18 per diluted share, during Year-To-Date 2024, due to the factors described above.

The following table sets forth Net sales and Operating loss, respectively, by segment, for the periods indicated:

	Thirty-nine Weeks Ended
	November 1, 2025	November 2, 2024
	(in thousands)
The Children’s Place U.S.	$802,353	$894,744
The Children’s Place International (1)	77,244	82,962
Total net sales	$879,597	$977,706

The Children’s Place U.S.	$(4,446)	$(15,531)
The Children’s Place International (1)	(11,896)	(4,975)
Total segment operating loss	$(16,342)	$(20,506)

The Children’s Place U.S.	(0.6)%	(1.7)%
The Children’s Place International (1)	(15.4)%	(6.0)%
Total segment operating loss as a percentage of net sales	(1.9)%	(2.1)%
___________________________________________
(1)Our foreign subsidiaries, primarily in Canada, have operating results based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S dollars.
The Children’s Place U.S. Net sales decreased $92.3 million, or 10.3%, to $802.4 million during Year-To-Date 2025, compared to $894.7 million during Year-To-Date 2024, driven by a decrease in e-commerce sales due to lower traffic and conversion. We also experienced a decrease in brick-and-mortar revenue due to a lower store count and lower sales volume, particularly in the first half of the fiscal year. Our stores and e-commerce sales were both negatively impacted by the current macroeconomic environment, including uncertainty around tariffs, which has negatively affected consumer sentiment. We also experienced a decrease in wholesale revenue as we shifted our strategy towards selling higher margin product to improve profitability.
The Children’s Place International Net sales decreased $5.8 million, or 7.0%, to $77.2 million during Year-To-Date 2025, compared to $83.0 million during Year-To-Date 2024, driven by a decrease in e-commerce sales due to lower traffic and conversion. We also experienced a decrease in brick-and-mortar revenue due to a lower store count and lower sales volume, particularly in the first half of the fiscal year.
The Children’s Place U.S. Operating loss was $(4.4) million during Year-To-Date 2025, compared to $(15.5) million during Year-To-Date 2024. The Children’s Place U.S. operating margin improved during Year-To-Date 2025, primarily due to the impairment charge on the Gymboree tradename during Year-To-Date 2024, partially offset by lower net sales, as described above.
The Children’s Place International Operating loss was $(11.9) million during Year-To-Date 2025, compared to $(5.0) million during Year-To-Date 2024, primarily due to liquidation sales on certain inventory which negatively impacted our margins.

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
During Fiscal 2024, we entered into an interest-free, unsecured and subordinated promissory note with Mithaq for a $78.6 million term loan (the “Initial Mithaq Term Loan”), and a separate unsecured and subordinated promissory note for a $90.0 million term loan (the “New Mithaq Term Loan”; and together with the Initial Mithaq Term Loan, collectively, the “Mithaq Term Loans”). As of February 6, 2025, $60.2 million under the Initial Mithaq Term Loan was repaid pursuant to the completion of the Rights Offering, leaving an aggregate of $108.4 million outstanding under the Mithaq Term Loans as of November 1, 2025.

As of November 1, 2025, we had $297.2 million of outstanding borrowings under our $433.0 million ABL Credit Facility and no borrowings under our $40.0 million senior unsecured credit facility with Mithaq (the “Mithaq Credit Facility”).
On December 16, 2025, we completed our refinancing of the ABL Credit Facility which, among other things, reduced the ABL Credit Facility to $350.0 million. At the same time, the Company and certain subsidiaries entered into the SLR Loan Agreement with SLR for a $100.0 million SLR Term Loan, and we used the net proceeds to partially pay down our borrowings under the ABL Credit Facility.
Our working capital deficit decreased $3.8 million to $42.5 million as of November 1, 2025, compared to $46.3 million as of November 2, 2024, primarily reflecting a decrease in our accounts payable balances as we paid down past due vendors and reduced inventory purchases, and a decrease in outstanding borrowings under our ABL Credit Facility, partially offset by a decrease in inventory due to improved inventory management as we continue to align our inventory levels with our growth and product strategy, and better balance the mix of fashion and basic product.
As of November 1, 2025, we had total liquidity of $93.4 million, including $46.1 million of availability under our ABL Credit Facility, $40.0 million of availability under our Mithaq Credit Facility, and $7.3 million of cash on hand. As of November 1, 2025, we had $18.2 million of outstanding letters of credit, with an additional $6.8 million available for issuing letters of credit under our ABL Credit Facility.
As of November 1, 2025, we would have increased our liquidity by $35 million to $40 million, bringing our total liquidity to $128 million to $133 million on a proforma basis had the refinancing of the ABL Credit Facility and SLR Term Loan issuance been completed as of that date.
We expect to be able to meet our working capital and capital expenditure requirements for at least the next twelve months from the date that our consolidated financial statements for the Third Quarter 2025 were issued, by using our cash on hand, cash flows from operations, and availability under our ABL Credit Facility and Mithaq Credit Facility.
Share Repurchase Program
In November 2021, our Board of Directors (the “Board”) authorized a $250.0 million share repurchase program (the “Share Repurchase Program”). Currently, given the terms of our credit agreement with Wells Fargo as its administrative agent, the repurchase of any shares would require fulfilling the heightened payment conditions under that credit agreement, except that repurchases of shares as described in “Note 8. Stockholders’ Deficit” of the consolidated financial statements, pursuant to our practice as a result of our insider trading policy, are expressly permitted. As of November 1, 2025, there was $156.1 million remaining availability under the Share Repurchase Program.
Cash Flows and Capital Expenditures
Cash used in operating activities was $67.2 million during Year-To-Date 2025, compared to $238.9 million during Year-To-Date 2024. The decrease in cash used in operating activities during Year-To-Date 2025 was primarily the result of a decrease in our inventory purchases compared to Year-To-Date 2024, as we continue to scale our inventory levels.
Cash used in investing activities was $14.5 million during Year-To-Date 2025, compared to $15.9 million during Year-To-Date 2024, driven by lower capital expenditures.
Cash provided by financing activities was $80.6 million during Year-To-Date 2025, compared to $248.0 million during Year-To-Date 2024. The decrease primarily resulted from proceeds received from the Mithaq Term Loans during Fiscal 2024 and lower net borrowings on our ABL Credit Facility, partially offset by the net cash proceeds received from the Rights Offering completed during Fiscal 2025.
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

Selected Consolidated Balance Sheets Data
Certain components of our Consolidated Balance Sheets were as follows:

	November 1, 2025	February 1, 2025	November 2, 2024
	(in thousands)
Accounts receivable	$43,433	$42,701	$62,214
Inventories	390,330	399,602	491,619
Accounts payable	86,151	126,716	125,912
Accounts receivable were $43.4 million as of November 1, 2025, compared to $62.2 million as of November 2, 2024 and $42.7 million as of February 1, 2025. The decrease of $18.8 million, or 30.2%, compared to November 2, 2024 was primarily driven by a decrease in wholesale receivables due to lower order commitments as a result of higher purchases earlier in the year. There was no significant change in balance compared to February 1, 2025.
Inventories were $390.3 million as of November 1, 2025, compared to $491.6 million as of November 2, 2024 and $399.6 million as of February 1, 2025. The decrease of $101.3 million, or 20.6% compared to November 2, 2024 was primarily driven by improved inventory management as we continue to align our inventory levels with our growth and product strategy and better balance the mix of fashion and basic product. There was no significant change in balance compared to February 1, 2025.
Accounts payable were $86.2 million as of November 1, 2025, compared to $125.9 million as of November 2, 2024 and $126.7 million as of February 1, 2025. The decrease of $39.7 million, or 31.5%, compared to November 2, 2024, and the decrease of $40.5 million, or 32.0%, compared to February 1, 2025, was primarily the result of lower inventory purchases during Fiscal 2025 and better cash management.
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
For the Third Quarter 2025 and Year-To-Date 2025, we recognized $5.5 million and $15.7 million, respectively, in interest expense related to the ABL Credit Facility. For the Third Quarter 2024 and Year-To-Date 2024, we recognized $7.1 million and $19.1 million, respectively, in interest expense related to the ABL Credit Facility.
As of April 18, 2024, credit extended under the ABL Credit Facility was secured by a first priority security interest in substantially all of our U.S. and Canadian assets, including our intellectual property, certain furniture, fixtures, equipment, and pledges of subsidiary capital stock.
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
As of November 1, 2025, February 1, 2025, and November 2, 2024, unamortized deferred financing costs amounted to $2.2 million, $3.8 million, and $4.3 million, related to the ABL Credit Facility.
The tables below present the components of our ABL Credit Facility:

	November 1, 2025	February 1, 2025	November 2, 2024
	(in millions)
Total borrowing base availability	$361.5	$301.9	$422.9
Credit facility availability (1)	433.0	433.0	433.0
Maximum borrowing availability (2)	361.5	301.9	422.9

Outstanding borrowings	297.2	245.7	362.4
Letters of credit outstanding—standby	18.2	16.0	12.2
Utilization of credit facility at end of period	315.4	261.7	374.6

Availability (3)	$46.1	$40.2	$48.3

Interest rate at end of period	7.3%	7.6%	8.1%

Average end-of-day loan balance during the period	$269.1	$284.5	$280.9
Highest end-of-day loan balance during the period	$302.7	$366.9	$366.9

Average interest rate	7.7%	8.7%	9.0%
____________________________________________
(1)Pursuant to our recent refinancing transactions, as of December 16, 2025, our credit facility availability will be subject to a new excess availability requirement.
(2)The lower of the credit facility availability and the total borrowing base availability. Pursuant to our recent refinancing transactions, as of December 16, 2025, our maximum borrowing availability is the lower of the credit facility availability, net of the new excess availability requirement, and the total borrowing base availability.
(3)The sublimit availability for letters of credit was $6.8 million as of November 1, 2025, $9.0 million at February 1, 2025, and $12.8 million as of November 2, 2024.
On December 16, 2025, we completed the refinancing of the ABL Credit Facility with Wells Fargo by entering into the Eighth Amendment. Among other things, the Eighth Amendment (i) reduced the ABL Credit Facility to $350.0 million and Wells Fargo became the sole lender party thereto, (ii) increased the sublimit for standby and documentary letters of credit to $30.0 million, (iii) lowered the interest rates, (iv) reconfigured the collateral package for the ABL Credit Facility, and (v) implemented a new minimum excess availability covenant that limits the maximum amount of borrowings that we may make under the ABL Credit Facility. At the same time, the Company and certain subsidiaries entered into the SLR Loan Agreement with SLR Credit Solutions for a $100.0 million SLR Term Loan and used the net proceeds to partially pay down our borrowings under the ABL Credit Facility. Refer to “Recent Developments” above for further information.

Mithaq Term Loans
Mithaq is a controlling stockholder of the Company. The Company and certain subsidiaries maintain the interest-free, unsecured and subordinated promissory note for a $78.6 million Initial Mithaq Term Loan, dated February 29, 2024, by and among us, certain of our subsidiaries, and Mithaq. During the first quarter of Fiscal 2025, $60.2 million under the Initial Mithaq Term Loan was repaid pursuant to the completion of our rights offering on February 6, 2025 (“Rights Offering”), leaving $18.4 million outstanding under the Initial Mithaq Term Loan as of November 1, 2025.
The Initial Mithaq Term Loan matures on February 15, 2027 and is guaranteed by each of our subsidiaries that guarantee our ABL Credit Facility.
The Company and certain subsidiaries also maintain the unsecured and subordinated promissory note for a $90.0 million New Mithaq Term Loan, dated April 16, 2024, by and among us, certain of our subsidiaries, and Mithaq.
The New Mithaq Term Loan matures on April 16, 2027, and requires monthly payments equivalent to interest charged at the SOFR plus 4.000% per annum, with the first year’s monthly payments to Mithaq deferred until April 30, 2025. On April 28, 2025, the Company and Mithaq entered into Amendment No. 1 to the New Mithaq Term Loan promissory note, which subjected these deferred monthly payments due as of April 30, 2025 to a payment plan, payable in installments prior to the end of Fiscal 2025. The amendment was evaluated under FASB ASC 470 — Debt, and accounted for as a debt modification. The New Mithaq Term Loan is guaranteed by each of our subsidiaries that guarantee our ABL Credit Facility. For the Third Quarter 2025 and Year-To-Date 2025, we recognized $1.9 million and $5.6 million, respectively, in interest-equivalent expense related to the New Mithaq Term Loan. For the Third Quarter 2024 and Year-To-Date 2024, we recognized $2.1 million and $4.6 million, respectively, in interest-equivalent expense related to the New Mithaq Term Loan.
Pursuant to our recent refinancing transactions, the Mithaq Term Loans were amended to extend both of their maturity dates to April 16, 2031. The New Mithaq Term Loan was also amended to allow us to defer our monthly payments upon written notice to Mithaq, and as an amendment consent fee, its principal amount was increased by $2.7 million to $92.7 million.
During the Third Quarter 2025 and Year-To-Date 2025, we paid $3.3 million and $6.6 million, respectively, in interest-equivalent charges to Mithaq. These payments were made in the form of Murabaha transactions to be compliant with Shariah law. The purchase and sale of commodities as a result of these transactions have been accounted for in accordance with FASB ASC 610 — Other income, and presented on a net basis within Related party interest expense. As of November 1, 2025, February 1, 2025, and November 2, 2024, interest-equivalent expense payable to Mithaq was $5.5 million, $6.5 million, and $4.6 million, respectively, which is recorded within Accrued expenses and other current liabilities.
The Mithaq Term Loans are subject to an amended and restated subordination agreement (as amended from time to time, the “Mithaq Subordination Agreement”), dated as of April 16, 2024, by and among the Company and certain subsidiaries, Wells Fargo and Mithaq, pursuant to which the Mithaq Term Loans are subordinated in payment priority to our obligations and our subsidiaries’ obligations under the Credit Agreement. Pursuant to our recent refinancing transactions, the Mithaq Term Loans are also subordinated in payment priority to our obligations and our subsidiaries’ obligations under the SLR Term Loan. Subject to such subordination terms, the Mithaq Term Loans are prepayable at any time and from time to time without penalty and do not require any mandatory prepayments.
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
As of November 1, 2025, February 1, 2025, and November 2, 2024, unamortized deferred financing costs amounted to $1.0 million, $2.6 million, and $2.9 million, respectively, related to the Mithaq Term Loans.

Maturities of our principal debt payments on the Mithaq Term Loans as of November 1, 2025 are as follows:

November 1, 2025
(in thousands)
Remainder of 2025	$—
2026	—
2027	108,400
Thereafter (1)	—
Total related party debt	$108,400
____________________________________________
(1)Pursuant to our recent refinancing transactions, the Mithaq Term Loans were amended to extend both of their maturity dates to April 16, 2031.
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
If any debt is incurred under the Mithaq Credit Facility, it shall require monthly payments equivalent to interest charged at the SOFR plus 5.000% per annum. Such debt shall be unsecured and shall be guaranteed by each of our subsidiaries that guarantee our ABL Credit Facility. Similar to the Mithaq Term Loans, such debt shall also be subject to the Mithaq Subordination Agreement, contain customary affirmative and negative covenants substantially similar to a subset of the covenants set forth in the Credit Agreement, and contain certain customary events of default. Additionally, such debt shall require no mandatory prepayments and shall mature no earlier than July 1, 2027. As of November 1, 2025, no debt had been incurred under the Mithaq Credit Facility.
Pursuant to our recent refinancing transactions, the Mithaq Credit Facility was further amended to extend the deadline for requesting advances until December 16, 2030, and the rate for any monthly payments for borrowings equivalent to interest charged was increased to the SOFR plus 9.000% per annum.

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
Interest Rates
On the first day of each fiscal quarter, based on the amount of our average daily excess availability under the ABL Credit Facility, borrowings outstanding under the facility bear interest, at our option, at (i) the prime rate per annum, plus a margin of 1.750% or 2.000%; or (ii) the SOFR per annum, plus 0.100%, plus a margin of 2.750% or 3.000%. Pursuant to our recent refinancing transactions, these interest rates have all been lowered. As of November 1, 2025, we had $297.2 million in borrowings under our ABL Credit Facility. A 10% change in the prime rate or SOFR would not have had a material impact on our interest expense.
The New Mithaq Term Loan requires monthly payments equivalent to interest charged at the SOFR per annum plus 4.000% per annum, with the first year’s monthly payments to Mithaq deferred until April 30, 2025. On April 28, 2025, the Company and Mithaq entered into Amendment No. 1 to the New Mithaq Term Loan promissory note, which subjected these deferred monthly payments due as of April 30, 2025 to a payment plan, payable in installments prior to the end of Fiscal 2025. Pursuant to our recent refinancing transactions, the New Mithaq Term Loan was also amended to allow us to defer our monthly payments upon written notice to Mithaq. A 10% change in the prime rate or SOFR would not have had a material impact on our interest expense.
As of November 1, 2025, we had no borrowings under our Mithaq Credit Facility. If any debt is incurred under the Mithaq Credit Facility, it shall require monthly payments equivalent to interest charged at the SOFR plus 5.000% per annum. Pursuant to our recent refinancing transactions, the Mithaq Credit Facility was amended to increase the rate for any monthly payments for borrowings equivalent to interest charged to the SOFR plus 9.000% per annum.
On December 16, 2025, the Company and certain of its subsidiaries entered into the SLR Loan Agreement with SLR for a $100.0 million SLR Term Loan. The SLR Term Loan bears interest, payable monthly, (a) until June 16, 2026, at the SOFR per annum plus 5.250% for any portion that is a SOFR loan, or at the base rate per annum plus 4.250% for any portion that is a base rate loan; or (b) from and after June 17, 2026, at the SOFR per annum plus 5.250% or 6.250% for any portion that is a SOFR loan, or at the base rate per annum plus 4.250% or 5.250% for any portion that is a base rate loan, based on our consolidated fixed charge coverage ratio for the trailing twelve-month period as of the most recent fiscal quarter just ended. Refer to “Recent Developments” above for further information.
Assets and Liabilities of Foreign Subsidiaries
Assets and liabilities outside the United States are primarily located in Canada and Hong Kong, where our investments in our subsidiaries are considered long-term. As of November 1, 2025, net liabilities in Canada and Hong Kong amounted to $13.2 million. A 10% increase or decrease in the Canadian and Hong Kong foreign currency exchange rates would increase or decrease the corresponding net investment by $1.3 million. All changes in the net investments in our foreign subsidiaries are recorded in other comprehensive loss.
As of November 1, 2025, we had $4.9 million of our cash and cash equivalents held in foreign subsidiaries, of which $1.7 million was in Canada, $1.0 million was in India, $0.7 million was in China, $0.6 million was in Mauritius, $0.6 million was in Hong Kong, and $0.3 million was held in other foreign countries.
We have subsidiaries whose operating results are based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars.

The table below summarizes the average translation rates that most significantly impact our operating results:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Average Translation Rates (1)
Canadian dollar	0.7206	0.7324	0.7178	0.7325
Hong Kong dollar	0.1283	0.1285	0.1282	0.1281
____________________________________________
(1)The average translation rates are the average of the monthly translation rates used during each fiscal year to translate the respective income statements. Each rate represents the U.S. dollar equivalent of the respective foreign currency.
Foreign Operations
We have exchange rate exposure primarily with respect to certain revenues and expenses denominated in Canadian and Hong Kong dollars. As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses. Assuming a 10% change in foreign currency exchange rates, the Third Quarter 2025 net sales would have decreased or increased by approximately $7.2 million, and total costs and expenses would have decreased or increased by approximately $8.5 million. Additionally, we have foreign currency denominated receivables and payables that, when settled, result in transaction gains or losses. A 10% change in foreign currency exchange rates would not result in a significant transaction gain or loss in earnings.
We import a vast majority of our merchandise from foreign countries, primarily Bangladesh, Vietnam, Ethiopia, Indonesia, India, Kenya, Cambodia, and China. Consequently, any significant or sudden change in the political, foreign trade, financial, banking, currency policies and practices, or the occurrence of significant labor unrest in these countries or changes in foreign policies of the United States, could have a material adverse impact on our business, financial position, results of operations, and cash flows.

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
Management, including our President and Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of November 1, 2025.
Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level, as of November 1, 2025, to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive, principal accounting, and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended November 1, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
In November 2021, our Board of Directors authorized a $250.0 million share repurchase program (the “Share Repurchase Program”). Under this program, we may repurchase shares on the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, and other market and business conditions. We may suspend or discontinue the program at any time and may thereafter reinstitute purchases, all without prior announcement. Currently, given the terms of our credit agreement, dated as of May 9, 2019, (as amended from time to time, the “Credit Agreement”), by and among the Company and certain subsidiaries, and the lenders party thereto, the repurchase of any shares would require fulfilling the heightened payment conditions under our Credit Agreement, except that repurchases of shares as described below, pursuant to our practice as a result of our insider trading policy, are expressly permitted. As of November 1, 2025, there was $156.1 million remaining availability under the Share Repurchase Program.
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
There was no share repurchase activity during the Third Quarter 2025.

ITEM 5.    OTHER INFORMATION.
During the Third Quarter 2025, none of the Company’s directors or officers, as defined in Section 16 of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Exchange Act.

ITEM 6.    EXHIBITS.
The following exhibits are filed with this Quarterly Report on Form 10-Q:

10.6 (+)
Eighth Amendment to Amended and Restated Credit Agreement, dated December 16, 2025, among the Company, certain subsidiaries of the Company and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, L/C Issuer and Swing Line Lender.

10.7 (+)	Credit Agreement, dated December 16, 2025, among the Company, certain subsidiaries of the Company and Crystal Financial LLC d/b/a SLR Credit Solutions, as Administrative Agent and Collateral Agent.
10.8 (+)	Amendment No. 1 to Unsecured Promissory Note (the Initial Mithaq Term Loan), dated as of December 16, 2025, among the Company, certain subsidiaries of the Company, and Mithaq Capital SPC.
10.9 (+)	Amendment No. 2 to Unsecured Promissory Note (the New Mithaq Term Loan), dated as of December 16, 2025, among the Company, certain subsidiaries of the Company, and Mithaq Capital SPC.
10.10 (+)	Amendment No. 3 to Commitment Letter, dated as of December 16, 2025, among the Company, certain subsidiaries of the Company, and Mithaq Capital SPC.
31.1(+)	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2(+)	Certificate of Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32(+)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
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

THE CHILDREN’S PLACE, INC.

Date:	December 16, 2025	By:	/S/ Muhammad Umair
Muhammad Umair
President and Chief Executive Officer
(Principal Executive Officer)

Date:	December 16, 2025	By:	/S/ John Szczepanski
John Szczepanski
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)