Form 10-K
period 2026-01-31
Childrens Place, Inc.
filed 2026-04-10
CIK 1041859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fifty-two weeks ended January 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates was $38,010,941 at the close of business on August 2, 2025 (the last business day of the registrant’s fiscal 2025 second fiscal quarter) based on the closing price of the common stock as reported on the Nasdaq Global Select Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common Stock, par value $0.10 per share, outstanding at April 6, 2026: 22,211,880.
Documents incorporated by reference: Portions of The Children’s Place, Inc. definitive proxy statement for its annual meeting of stockholders to be held on May 6, 2026 are incorporated by reference into Part III.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K
FOR THE FIFTY-TWO WEEKS ENDED JANUARY 31, 2026

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
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
PART I
ITEM 1.    BUSINESS.
As used in this Annual Report on Form 10-K, references to the “Company”, “The Children’s Place”, “we”, “us”, “our”, and similar terms refer to The Children's Place, Inc. and its subsidiaries. Our fiscal year ends on the Saturday on or nearest to January 31. Other terms that are commonly used in this Annual Report on Form 10-K are defined as follows:
•Fiscal 2026 — The fifty-two weeks ending January 30, 2027
•Fiscal 2025 — The fifty-two weeks ended January 31, 2026
•Fiscal 2024 — The fifty-two weeks ended February 1, 2025
•Fiscal 2023 — The fifty-three weeks ended February 3, 2024
•SEC — U.S. Securities and Exchange Commission
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
The Children’s Place, Inc. and its subsidiaries (collectively, the “Company”) is one of the only pure-play children’s specialty retailers in North America with an omni-channel presence. We design, contract to manufacture, and sell fashionable, high-quality apparel, accessories and footwear predominantly at value prices, primarily under our proprietary brands: “The Children’s Place” and “Gymboree”. Our global retail and wholesale network includes two digital storefronts, 498 stores in North America, wholesale marketplaces, 223 international points of distribution in 12 countries through nine international franchise and wholesale partners, and social media channels on Instagram, Facebook, and X, formerly known as Twitter. Our physical stores offer a friendly and convenient shopping environment, segmented into departments that serve the wardrobe needs of girls and boys (sizes 4-22), toddler girls and boys (sizes 6 months-5T), and baby (sizes 0-24 months). Our digital storefronts are at www.childrensplace.com and www.gymboree.com, where our customers are able to shop online for the same merchandise available in our physical stores, as well as certain exclusive merchandise offered only on our e-commerce sites.
The Children’s Place was founded in 1969 and became publicly traded on the Nasdaq Global Select Market in 1997. During Fiscal 2024, Mithaq Capital SPC, a Cayman segregated portfolio company (“Mithaq”), acquired more than 50% of The Children’s Place, Inc.’s outstanding shares of common stock and became a controlling stockholder of the Company. During Fiscal 2025, Mithaq further increased its shareholding in the Company as a result of the completion of our rights offering, as described in “Note 10. Stockholders’ Deficit” of the Consolidated Financial Statements of this Form 10-K.
As part of the Company’s business strategy in this ever-evolving retail environment, our senior management team established several key priorities:
1.Superior Product - Product remains our number one priority. We are focused on providing the right product, in the right channels of distribution, at the right time. We offer a full line of apparel, footwear and accessories so busy moms can quickly and easily put together head-to-toe outfits. Our design, merchandising, sourcing, and planning teams strive to ensure that our product is trend-right, while at the same time balancing fashion and basics with more frequent, wear-now deliveries. We are focusing on optimizing our assortment and purchasing inventory at levels which will drive margin growth.
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
3.Omni-Channel Customer Experience - We continue to transform our omni-channel experience by making shopping even more effortless, accessible and exciting to our customers through our brick-and-mortar retail channel, our digital presence, and our wholesale channels. We continue to have a renewed focus on our store portfolio and are exploring opportunities for expanding and refurbishing our current fleet and strengthening our landlord relationships. Our wholesale business includes our relationship with Amazon, which is an important customer acquisition vehicle. We generate revenue from our franchisees from the sale of products and sales royalties.
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
See “Note 16. Segment Information” of the Consolidated Financial Statements, “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for further segment financial data.

Key Capabilities
Merchandising Strategy
Our merchandising strategy is consumer-focused and product-driven to support the growth of the business. Our product strategy balances fashion and basics for our consumers with a good/better/best pricing approach across all channels of distribution.
High Quality and Value
Our competitive advantage in the market includes creating high quality, affordable apparel, accessories, and footwear.
Brand Image
We focus on our brand image and strengthening our customer loyalty by striving to:
•Offer high quality and age-appropriate products aligned to current consumer preferences at accessible value price points across digital and retail channels;
•Deliver coordinated assortments and outfitting solutions designed to support everyday family lifestyle needs;
•Create segmented assortments to maximize consumer preferences and expectations in all channels of distribution;
•Reinforce brand value and product positioning through consistent, data-informed marketing content across channels;
•Create consistent merchandising and visual presentation standards across digital and physical retail environments to support brand consistency and conversion;
•Leverage first-party customer data to enable targeted communications, personalization, and improve customer engagement and retention;
•Utilize our MyPLACE Loyalty Rewards program and private label credit card ecosystem to support customer frequency, retention, and lifetime value; and
•Optimize an integrated, full-funnel marketing strategy across brand, performance, customer relationship management, and retail channels designed to drive customer acquisition, engagement, and conversion while improving marketing efficiency and productivity.
Low-Cost Global Sourcing
We design, source, and contract to manufacture the substantial majority of our branded products. We believe that this is essential to assuring the consistency and quality of our merchandise, as well as our ability to deliver value to our customers. We have strong multi-year relationships with the substantial majority of our vendors. Through these relationships and our extensive knowledge of low cost sourcing on a global scale, we are able to offer our customers high-quality products at predominantly value prices. We maintain a network of sourcing offices globally in order to manage our vendors efficiently and respond to changing business needs effectively. Our sourcing offices in Hong Kong, Pakistan, Kenya, China, India, Ethiopia, and Indonesia give us access to a wide range of vendors and allow us to work to maintain or reduce our merchandise costs by capitalizing on new sourcing opportunities while maintaining our high standard for product quality. Our diversified sourcing strategy and strong vendor partnerships enable us to pivot to different sourcing locations as needed to reduce the impact of macroeconomic factors such as changes in country-specific tariffs.
Merchandising Process
The strong collaboration between our cross-functional teams in merchandising, design, sourcing, planning, and marketing have enabled us to build our brands.
Merchandising
The merchandising function outlines the product architecture, pricing strategy, category breakdown, and consumer focus that serves as a foundation for our collections. A segmented assortment strategy and relevant distribution decisions ensure success at a channel level, along with carefully crafted messaging for marketing to leverage.

Design and Sourcing
Design builds seasonal concepts that dictate color, trend, and fashion styles based on the merchandising strategies. There is a focus on fit and fabric to ensure relevance across fashion and basics with the objective of driving customer loyalty. Best-in-class sourcing strategies deliver a cost structure that allows us to remain competitive while delivering on quality and style.
Planning and Allocation
The planning and allocation team works collaboratively with the merchandising, finance, and global sourcing teams to develop seasonal sales and margin plans to support our financial objectives and merchandising strategies. The team plans the flow of inventory to ensure we are adequately supporting store floor sets, online demand, and key selling periods.
Marketing
Brand marketing leverages the product engine to deliver a strong, cross-channel message that drives consumer traffic, conversion, and loyalty.
Production, Quality Assurance, and Responsible Sourcing
During Fiscal 2025, we engaged independent contract vendors located primarily in Asia and Africa. We continue to pursue global sourcing opportunities to support our inventory needs and seek to reduce merchandise costs. We contract for the manufacture of the substantial majority of the products we sell. We do not own or operate any manufacturing facilities.
During Fiscal 2025, we sourced all of our merchandise directly without the use of third-party commissioned buying agents for our branded product. We source from a diversified network of vendors, purchasing primarily from Bangladesh, Vietnam, Ethiopia, Indonesia, India, Kenya, Cambodia, and China. Bangladesh and Vietnam accounted for more than 15% of our sourced merchandise. Our diversified sourcing strategies include efforts to ensure that no single country represents more than 20% of our total sourcing capacity, with limited exposure to China in the mid-single digit range.
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
Environmental, Social & Governance
We published our latest Environment, Social & Governance (“ESG”) Report, now called our Sustainability and Social Impact Update, in October 2024, which is available at http://corporate.childrensplace.com under Investor Relations. In Fiscal 2026, we will publish our next Sustainability and Social Impact Update, which will detail our performance against previously established goals through 2025. Going forward, we intend to publish sustainability updates on a biennial basis, with the next report expected in 2028. Future reports will focus on regulatory compliance and supply chain transparency.
Our environmental strategy focuses on areas that are important to our long-term success: operational efficiency, regulatory compliance and supply chain visibility. We continue to monitor climate-related risks in alignment with regulatory requirements and industry practices. These risks include potential disruptions to our supply chain, changes in consumer preferences, and evolving legal requirements related to climate disclosure.
Our social responsibility efforts focus on responsible sourcing practices throughout our global supply chain. We collaborate with third-party vendors, factories, and other stakeholders to support workers’ health, safety and well-being. We monitor compliance by our third-party vendors and factories with our Vendor Code of Conduct, local laws and ethical business practices to help ensure fair and safe work conditions for the people who make our products.
We recognize the importance of eliminating forced labor within the supply chain, particularly given heightened global concerns regarding human rights abuses. We maintain supply chain traceability and due diligence processes designed to support compliance with the Uyghur Forced Labor Prevention Act and related import regulations.

Human Capital Management
As of January 31, 2026, we had approximately 7,800 employees, approximately 1,430 of whom were based at our corporate offices and distribution centers. Approximately 1,070 were full-time store employees and approximately 5,300 were part-time and seasonal store employees. None of our employees are covered by a collective bargaining agreement.
The Human Capital & Compensation Committee actively oversees human capital management strategies, including our talent and succession planning initiatives designed to attract, develop, engage, reward and retain top retail, digital and business leaders, who can drive our financial performance and strategic growth initiatives and contribute to building long-term stockholder value. The Human Capital & Compensation Committee’s involvement in these strategies is systematic and ongoing, culminating in an annual review by our board of directors (“Board”).
We are investing in talent development, encouraging confident decision-making and providing clear and consistent communication to our teams. The newest additions to our senior leadership team bring extensive experience in the retail industry and in senior leadership roles.
Company Stores
As of January 31, 2026, we had a total of 498 stores in the United States, Canada, and Puerto Rico. The following table sets forth the number of stores in the United States, Canada, and Puerto Rico:

	Fiscal Years Ended
Location	January 31, 2026	February 1, 2025
United States	436	431
Canada	56	58
Puerto Rico	6	6
Total Stores	498	495
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
E-commerce Sales
Our e-commerce business is located at www.childrensplace.com and www.gymboree.com. Digital growth remains one of our top strategic priorities and we are committed to delivering a best-in-class, end-to-end user experience, from product assortment and website operation, to order fulfillment and customer service. We are further committed to delivering these experiences to our customers when, where, and how they are looking to access our brands, accounting for cross-channel behavior, growth of mobile devices, and the growing interest in our brands from international consumers. We believe that the critical investments made in areas such as e-commerce infrastructure and mobile optimization, as well as additional front-end website features, have improved our customer experience. We continue to explore opportunities to enhance our online presence by partnering with well-established online marketplaces.
Wholesale and International Franchisees
Our wholesale business includes our relationship with Amazon, which is an important customer acquisition vehicle. We generate revenue from our franchisees from the sale of products and sales royalties.
Store Operations
The Children’s Place store operations are organized by geographic region. Our U.S. and Canada regional directors oversee a number of district managers residing within each region. We have a centralized corporate store operations function which supports the operations of our stores. Our stores are staffed by store managers and full-time and part-time sales associates, with additional temporary associates hired to support seasonal needs. Our store managers spend a high percentage of their time on the store’s selling floor providing direction, motivation, and development to store associates. To maximize selling productivity, our teams emphasize greeting, replenishment, presentation standards, procedures, and controls. In order to motivate our store management, we offer a monthly incentive compensation plan that awards bonuses for achieving certain financial goals.

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
The following tables show the quarterly distribution, as a percentage of the full year, of net sales, and the quarterly distribution of operating income (loss):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales as a percentage of full year
Fiscal 2025	20.0%	24.7%	28.1%	27.2%
Fiscal 2024	19.3%	23.1%	28.1%	29.5%

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Operating income (loss)
Fiscal 2025	$(24,117)	$4,106	$3,669	$(40,870)
Fiscal 2024	(27,998)	(21,776)	29,258	6,805
For more information regarding the seasonality of our business, refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Quarterly Results and Seasonality.”
Marketing
The Children’s Place and Gymboree are established brands in the children’s apparel market, offering differentiated product assortments across value and premium lifestyle segments. We execute an integrated omni-channel marketing strategy utilizing digital, store, and customer relationship channels to drive customer acquisition, retention, and lifetime value.
We continue to evolve our brand portfolio to meet changing consumer preferences. The Children’s Place operates as a value-driven, trend-informed children’s apparel brand focused on delivering style, quality, and affordability for everyday family needs. The brand is supported by a scaled omni-channel footprint across digital commerce and retail stores. We continue to execute against core product, sourcing, and pricing strategies designed to deliver compelling value, broad assortment choice, and consistent product quality for families.
Gymboree operates as an elevated, design-led lifestyle brand supported by digital commerce at www.gymboree.com, shop-in-shop locations within select co-branded stores, and a growing standalone store presence. We continue to execute against the design, sourcing, and merchandising attributes that define Gymboree’s premium, playful positioning.
Across the portfolio, we are focused on optimizing assortment architecture, pricing strategies, and inventory productivity to support margin expansion and improve inventory turns.
We maintain a robust customer ecosystem anchored by our MyPLACE Rewards loyalty program and private label credit card. At the end of Fiscal 2025, members of the MyPLACE Rewards program and/or private label credit card customers accounted for over 80% of total U.S. retail sales. The private label credit card is issued through a third-party financial institution on a non-recourse basis and can be used at The Children’s Place and Gymboree retail stores and e-commerce sites.
To broaden payment flexibility and support customer acquisition, we also partner with third-party providers, including buy-now-pay-later platforms such as Afterpay. We continue to enhance our loyalty ecosystem to drive engagement, frequency, and personalization.
During the third quarter of Fiscal 2025, we revamped our My Place Rewards loyalty program to deliver more personalized connections, rewards, and elevated experiences to our customers. Some of the key elements of the program include (i) tiered memberships, which offer members more ways to earn, unlock, and level-up benefits, (ii) earning points, bonuses, and exclusive incentives with every purchase, (iii) members-only perks, including VIP events, early collection access, and faster order processing, (iv) family-centered benefits such as birthday discounts, and (v) enhanced convenience, such as free gift-wrapping kits and the ability to redeem points at the member’s own discretion over a 12-month period.

We are increasing our focus on long-term brand building while maintaining a balanced, full-funnel marketing approach designed to drive both near-term demand and long-term customer growth. We are modernizing our marketing capabilities through expanded use of social media, influencer partnerships, and data-driven digital marketing channels to improve customer engagement, acquisition efficiency, marketing productivity, and brand relevance.
Distribution
In the United States, we own and operate a 700,000 square foot distribution center in Alabama, which supports our retail store operations, e-commerce, and wholesale operations both in the United States and in Canada. We use a third-party provider operating a 315,000 square foot distribution center in Indiana and a 184,000 square foot distribution center in Ontario, Canada to support our U.S. and Canadian e-commerce fulfillment operations, respectively. We utilize additional facilities in Alabama to support further warehousing needs, including offsite storage. We also use a third-party provider of warehousing and logistics services in both Malaysia and China to support our international franchise business.
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
Trademarks and Service Marks
“The Children’s Place”, “Gymboree”, “Sugar & Jade”, “PJ Place”, “Crazy 8”, “Place”, “Baby Place”, and certain other marks have been registered as trademarks and/or service marks with the United States Patent and Trademark Office and in Canada and other foreign countries. During the first quarter of fiscal year 2019, the Company acquired certain intellectual property and related assets of Gymboree Group, Inc. and related entities, which included the worldwide rights to the names “Gymboree” and “Crazy 8” and other intellectual property, including trademarks, domain names, copyrights, and customer databases. Registration of our trademarks and the service marks may be renewed to extend the original registration period indefinitely, provided the marks are still in use. We generally intend to continue to use and protect our trademarks and service marks and maintain their registrations. We have also registered our trademarks in other countries where we source our products and where we have established and anticipate establishing franchising and/or wholesale operations.
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
Our corporate website address is http://corporate.childrensplace.com. We make available, without charge, through our website, copies of our Proxy Statement, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such reports are filed with or furnished to the SEC. Our ESG Report is also available on our corporate website under the Investor Relations tab. References in this document to our websites are not and should not be considered part of this Annual Report on Form 10-K, and the information on our websites is not incorporated by reference into this Annual Report on Form 10-K.
We also make available our corporate governance materials, including our corporate governance guidelines and our code of business conduct, on our website. If we make any substantive amendments to our code of business conduct or grant any waiver, including any implicit waiver, from a provision of the code for the benefit of our President and Chief Executive Officer, we will disclose the nature of such amendment or waiver on our corporate website or in a Current Report on Form 8-K.
Controlled Company Status
In light of Mithaq’s ownership of more than 50% of the Company’s outstanding shares of common stock, The Children’s Place, Inc. is a “controlled company” within the meaning of Rule 5615(c)(1) of the Nasdaq Listing Rules, and our Board has chosen to rely on the “controlled company” exemption under the Nasdaq Listing Rules that would otherwise require the Company to have a majority independent board and fully independent Human Capital and Compensation Committee and Corporate Responsibility, Sustainability and Governance Committee. See “Risk Factors – Risks Related to Legal and Regulatory Matters – We have exercised our option for the “controlled company” exemption under Nasdaq rules”.

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
•vendor and other supplier terms and related conditions, which may be less favorable to us as a smaller company in comparison to larger companies; and
•consumer sentiment, general business conditions, including the high levels of inflation experienced in recent years, macroeconomic uncertainties or slowdowns, the imposition of tariffs, and geopolitical conditions, including as a result of events such as acts of terrorism, effects of war, pandemics, or other health issues.
Some of these factors are beyond our control. It is difficult to predict the impact that general economic conditions, including the effects of inflation, tariffs and geopolitical conditions, will continue to have on consumer spending and our financial results. However, we believe that they could continue to result in reduced spending by our target customer, which would reduce our revenues and our cash flows from operating activities from those that otherwise would have been generated. In addition, steps that we may take to limit cash outlays, such as delaying the purchase of inventory, may not be successful or could delay the arrival of merchandise for future selling seasons, which could reduce our net sales or profitability. If we are unable to generate sufficient cash flows, we may not be able to fund our ongoing operations, planned capital expenditures, debt service requirements, or any future share repurchases, and we may be required to seek additional sources of liquidity as we did in Fiscal 2025.
We require continued access to capital and our business and operating results have been and can be affected by factors such as the availability, terms of and cost of capital, increases in interest rates or a reduction in credit rating. We are party to (i) an Amended and Restated Credit Agreement dated May 9, 2019 (as amended from time to time, the “Credit Agreement”), with Wells Fargo, National Association (“Wells Fargo”), as the sole lender party thereto, and as Administrative Agent, Collateral Agent and Swing Line Lender and (ii) a term loan agreement dated December 16, 2025 (the “SLR Loan Agreement”), with SLR Credit Solutions (“SLR”) and other affiliated SLR entities as the lenders party thereto, and SLR as Administrative Agent, and Collateral Agent. Under the Credit Agreement, we use our asset-based revolving credit facility (the “ABL Credit Facility”) to finance our ongoing operations and our future growth, and some of the aforementioned factors have already affected our business, and could continue to cause our cost of doing business to increase, limit our ability to pursue business opportunities, reduce cash flow used for sales and marketing, and place us at a competitive disadvantage. Further, the SLR Loan Agreement imposed new obligations for reserves and introduced additional restrictions on our ability to borrow funds under the ABL Credit Facility or to seek alternative financing options. Our historical operating results, including the operational losses experienced in Fiscal 2025, macroeconomic uncertainties or slowdowns, volatility in the financial markets, significant losses in financial institutions’ U.S. retail portfolios, or environmental, social and geopolitical concerns, are all factors that may lead to a contraction in credit availability impacting our ability to finance our operations or our ability to refinance our ABL Credit Facility or other outstanding indebtedness.
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
Any increase in interest rates could increase our interest expense and materially adversely affect our financial condition. These increased costs could reduce our profitability and/or impair our ability to meet our debt obligations and to conduct ongoing operations. An increase in interest rates also could limit our ability to refinance existing debt upon maturity or cause us to pay higher rates upon refinancing. A significant reduction in cash flow from operations or the availability of credit could materially and adversely affect our cash available and our operating results, by inhibiting our ability to conduct ongoing operations and carry out our development plans.

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
Our strategic initiatives currently involve a focus on (i) delivery of product of a quality and value that resonates with our customers, (ii) optimizing our infrastructure to support our e-commerce business, and (iii) expanding and refurbishing our North American retail store fleet.
We will continue to implement and refine our business systems transformation initiatives designed to increase sales and profitability. Our business transformation through technology initiative has two key components: digital expansion and inventory management. Our ability to successfully implement and capitalize on these business transformation projects is dependent on management’s ability to manage these projects effectively and implement and operate them successfully, without adversely affecting the subject and/or other systems, and on our employees’ ability to operationalize the required changes. If we fail to implement these projects effectively, including aligning them with our sourcing, distribution and logistics operations; if we experience significant delay or cost overruns; or if the necessary operational changes and change management are not enacted properly, we may not realize the return on our investments, and such failure could disrupt our existing systems and have a material adverse effect on our business, financial position, results of operations, and cash flows.
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
On the other hand, failure to achieve anticipated sales targets in newly-opened stores, and failure to properly identify customer segmentation and spending patterns for our new store locations, could also have a material adverse effect on our business, financial position, results of operations, and cash flows.
Consumer demand, behavior, taste, and purchasing trends, as well as geopolitical conflicts and economic and political stability may differ in international markets and/or in the distribution channels through which our franchise and wholesale partners sell products, and, as a result, sales of our products may not be successful or meet our expectations, or the margins on those sales may not be in line with those we currently anticipate. We may also face difficulties integrating foreign business operations and/or wholesaling operations with our current sourcing, distribution, information technology systems, and other operations. In addition, our expanded marketing and advertising strategies to promote sales, including the sponsorship of sweepstakes, contests and donations, and an increased online presence through collaborations with social media influencers, may not generate sufficient interest in our products while exposing us to other risks. Any of these challenges could hinder our success in new and existing markets or new and existing distribution channels. There can be no assurance that we will successfully complete any planned expansion or that any new business will be profitable or meet our expectations.
In addition, a wholly-owned subsidiary of the Company acquired certain intellectual property and related assets of Gymboree Group, Inc. and related entities, including worldwide rights to the name “Gymboree”. We relaunched the Gymboree brand to expand our business across our retail stores, e-commerce, international, and wholesale businesses. In November 2024, we opened our first Gymboree stand-alone store in Paramus, New Jersey, with plans to open additional stores in Fiscal 2026. The positioning of the Gymboree brand and its products, relative to our existing products, the fashion choices we make with respect to our products, and our ability to integrate the Gymboree brand and its products into our existing marketing, sourcing, inventory, sales/e-commerce, customer relations, and logistics operations and systems will be critical to our ability to leverage the brand to expand our business.
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
The apparel industry is cyclical in nature and is particularly affected by adverse trends in the general economy. Purchases of apparel and related merchandise are generally discretionary and, therefore, tend to decline during recessionary, inflationary and weak economic periods and also may decline at other times. This is particularly true with our target customer who is a value-conscious, lower- to middle-income mother buying for infants and children based on need rather than based on fashion, trend, or impulse. High inflation, high unemployment levels, increases in tariffs and tax rates, declines in real estate values, availability of credit, volatility in the global financial markets and geopolitical conditions, and the overall level of consumer confidence have negatively impacted, and could in the future negatively impact, the level of consumer spending for discretionary items. This could adversely affect our business as it is dependent on consumer demand for our products. In North America, we have experienced and continue to experience a decrease in customer traffic, including at shopping malls, and a highly promotional environment. If the current macroeconomic environment deteriorates further, there will likely be a negative effect on our revenues, operating margins, and earnings which could have a material adverse effect on our business, financial position, results of operations, and cash flows.
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
The apparel industry is subject to significant pricing pressure caused by many factors, including intense competition, the highly promotional retail environment, the financial health of competitors, changes in consumer demand, and macroeconomic conditions, including the imposition of tariffs and/or any resulting retaliatory tariffs. In particular, other countries may change their business and trade policies in anticipation of or in response to increased import tariffs and other changes in trade policy and regulations already enacted or that may be enacted in the future. While some trade deals have been reached and trade negotiations are ongoing, some countries have also responded with retaliatory tariffs, and overall the global trade environment remains fluid and highly uncertain. If these factors cause us to reduce our sales prices and we fail to sufficiently reduce our product costs or operating expenses, our profitability and cash flows could decline.
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
Our single U.S. corporate headquarters is located in Secaucus, New Jersey. Our company-operated distribution center is located in Fort Payne, Alabama and supports our stores, wholesale, and e-commerce shipments both in the U.S. and Canada. We also use a third-party warehouse provider, with distribution centers located in Brownsburg, Indiana, to support our U.S. e-commerce operations, and Mississauga, Ontario to support our Canadian e-commerce operations. Our international franchise partners receive the vast majority of shipments of merchandise from our third-party warehouse provider located in Asia. On occasion, we may utilize additional facilities to support our seasonal warehousing needs. Damage to, or prolonged interruption of operations at, any of the Company-operated or third-party facilities due to a work stoppage, war, pandemics or other health issues, weather conditions such as a tornado, hurricane or flood, other natural disaster, fire, or other event could have a material adverse effect on our business, financial position, results of operations, and cash flows.
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
We do not own or operate any manufacturing facilities and, therefore, are dependent upon independent third parties for the manufacture of all of our products. The vast majority of our products are currently manufactured to our specifications, pursuant to purchase orders, by independent manufacturers located primarily in Asia and Africa. We have no exclusive or long-term contracts with our manufacturers. We compete with other companies for manufacturing facilities, many of which have greater financial resources and could afford higher unit prices compared to us. If an existing manufacturer of merchandise must be replaced for any reason, we will have to find alternative sources of manufacturing or increase purchases from our other third-party manufacturers, and there is no assurance we will be able to do so or do so on terms that are acceptable to us.
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
Additionally, given that virtually all of our merchandise is purchased from foreign suppliers, we are subject to various risks of doing business in foreign markets and importing merchandise from abroad, including from less politically or socially stable and/or less developed countries, such as:
•new or higher tariffs and/or any resulting retaliatory tariffs, or imposition of duties, taxes, and other charges on or costs of relying on imports;
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
•significant delays in the manufacture, transportation and delivery of cargo due to epidemics or pandemics, port security considerations, political unrest, war, weather conditions, or cybersecurity events;
•disruption of imports by labor disputes and local business or unethical practices;

•adherence to regulations under the United States Foreign Corrupt Practices Act; and
•increased costs of or shortages of equipment, containers for shipments, or transportation.
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
We have franchise partners located in the Middle-Eastern countries. When the current Israel-Palestine conflict began, our franchise partner in Israel had to shutter its stores temporarily, and we had provided a temporary hiatus on the collection of royalty payments from this franchise partner until December 2024. More recently, in February 2026, Israel and the United States initiated a coordinated military operation in Iran. In response, Iran launched counter-attacks against Israel and other countries in the region, including the United Arab Emirates. These conflicts in the Middle East have led to higher oil prices and created supply imbalances in the global market for oil and natural gas. The extent and duration of these effects cannot be reliably predicted, and these conflicts may have other adverse effects on the global economy. If these conflicts continue or expand further into other countries, not only could they adversely affect our sales with our franchise partners in the Middle-Eastern countries, but they could also lead to increased shipping costs, transportation delays, embargos, and other supply chain concerns, all of which could have a material adverse effect on our business, financial position, results of operations, and cash flows.
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
We accept payments using a variety of methods, including cash, checks, credit and debit cards, Afterpay, ApplePay, PayPal, Venmo, our private label credit card, and gift cards. Acceptance of these payment options subjects us to rules, regulations, contractual obligations and compliance requirements, including payment card association operating rules, certification requirements and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. These requirements may change over time or be reinterpreted, making compliance more difficult or costly. Although no system can completely prevent theft, security countermeasures have been deployed to reduce the potential for fraud and theft by criminals. If we fail to comply with applicable rules and regulations, we may be subject to fines or higher transaction fees and may lose our ability to accept online payments or other payment card transactions. If any of these events were to occur, our business, financial position, results of operations, and cash flows could be adversely affected.

We self-insure certain risks and may be impacted by unfavorable claims.
We self-insure and purchase insurance policies to provide for workers’ compensation, general liability and property losses, cybersecurity coverage, as well as director and officers’ liability, vehicle liability, and employee medical benefits. Claims are difficult to predict and may be volatile. Any adverse claims experience could have a material adverse effect on our business, financial position, results of operations, and cash flows.
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
Product liability costs, related claims, and the cost of compliance with consumer product safety laws in the United States and in Canada or our inability to comply with such laws could have a material adverse effect on our business and reputation.
We are subject to regulation by the Consumer Product Safety Commission (“CPSC”) in the United States, Health Canada in Canada, and similar state, provincial, and international regulatory authorities. Although we test the products sold in our stores, on our website, and to our international franchise partners and our wholesale customers, concerns about product safety, including, but not limited to, concerns about those manufactured in developing countries, may lead us to recall selected products, either voluntarily or at the direction of a governmental authority, and may lead to a lack of consumer acceptance or loss of consumer trust. Product safety concerns, recalls, or the failure to properly manage recalls, defects, or errors could result in governmental fines, rejection of our products by customers, damage to our reputation, lost sales, product liability litigation, and increased costs, any or all of which could harm our business and have a material adverse effect on our business, financial position, results of operations, and cash flows.
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
Rapidly evolving technological and regulatory developments related to artificial intelligence (“AI”) and related technologies may also increase competitive, legal, and security risks facing the Company. While we are utilizing AI and machine learning capabilities across our business, our competitors or other third parties may incorporate AI into their products, services and operations more successfully, which could impair our ability to compete effectively, or adversely affect our results of operations or our ability to improve operational efficiency. To effectively compete, we may need to increase investments to innovate new capabilities and processes incorporating AI as well as to develop appropriate protections, safeguards, and policies for handling data and mitigating information security, data privacy and legal risks. Furthermore, the regulatory and legal landscape regarding AI is rapidly evolving and we may be challenged to timely comply in a cost-effective manner. AI also presents emerging ethical, regulatory and environmental issues and if our use or perceived use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability.
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
Our sales, comparable retail sales, margins, operating income, earnings per share, cash flows, and other financial results have fluctuated significantly in the past (including during Fiscal 2025) due to the factors cited above, and we anticipate that they may continue to fluctuate in the future, particularly in the highly competitive retail environment in which we operate, which may result in declines or delays in consumer spending. The investment and analyst community follows all of these financial markers closely and fluctuations in these results, or the failure of our results to meet investors’ or analysts’ models or expectations, have had, and may continue to have, a significant adverse effect on the price of our common stock.

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
Mithaq owns and controls the voting power of 61% of our outstanding shares of common stock as of January 31, 2026. As long as Mithaq continues to control a majority of our outstanding shares of common stock, it will be able to determine the outcome of all corporate actions requiring stockholder approval.
Mithaq and its affiliates engage in a broad spectrum of activities. In the ordinary course of their business activities, Mithaq and its affiliates may engage in activities where their interests may not be the same as, or may conflict with, our interests or the interests of our other stockholders. Other stockholders will not be able to affect the outcome of any stockholder vote while Mithaq controls the majority of the voting power of our outstanding shares of common stock. As a result, Mithaq will be able to control, directly or indirectly and subject to applicable law, the composition of our Board, which in turn will be able to control all matters over which we have control, including, among others:
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
We have no current plans to pay regular cash dividends on our common stock for the foreseeable future pursuant to the terms of our Credit Agreement and SLR Loan Agreement, which impose certain restrictions on our ability to pay dividends. Declarations of cash dividends, and the establishment of future record and payment dates, are at the discretion of our Board based on a number of factors, including future financial performance, general business and market conditions, and other investment priorities. If payment of dividends is resumed, any subsequent reduction or discontinuance by us of the payment of quarterly cash dividends could cause the market price of our common stock to decline.
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
Additionally, the development, adoption, and use of AI by us, our international franchise partners or our wholesale and retail customers, could result in unintended consequences, including exposing us to additional risks related to cybersecurity, privacy, and data security, such as the risk of increased vulnerability to cybersecurity threats and exposure or theft of proprietary or sensitive information (which could result in such information being made available to our competitors and other members of the public). The misuse of AI could also affect the stability of our operations, the generation of factually incorrect or biased outputs, reliance on outdated or unverified data, potential intellectual property infringements, the inability to protect generated content while facing unfavorable licensing terms, and the inability to attract and retain key personnel.
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
The successful operation of our e-commerce business depends on our ability to conduct an efficient and uninterrupted operation of our online order-taking and our fulfillment operations, whether from our or our third-party provider’s distribution centers, and on our ability to provide a shopping experience that will generate orders and return visits to our site, including by updating our e-commerce platform to stay abreast of changing consumer shopping habits such as the significantly increased use of mobile devices and apps to shop online. Risks associated with our e-commerce business include:
•the failure of the computer systems that operate our website or the failure or disruption of our information technology and other business systems, including, but not limited to, inadequate system capacity, security breaches, computer viruses, human error, changes in programming, failure of third-parties to continue to support older systems or system upgrades, or unintended disruptions occasioned as a result of such upgrades, or migration of these services to new systems, including to the cloud;
•increased or unplanned costs associated with order fulfillment and delivery of merchandise to our customers;
•inadequacy of disaster recovery processes and the failure to align these processes with business continuity plans;
•the integration of the Gymboree brand in our stores and via our e-commerce website;
•the ability to thoughtfully utilize and integrate AI and machine learning technologies, products, and services into our business operations;
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
Problems in any one or more of these areas, individually or in aggregation, could have a material adverse effect on our business, financial position, results of operations, and cash flows, and could damage our reputation and brands. In addition, profitability or other intended benefits, if any, in our newer activities (including development and adoption of automation, AI, and machine learning technologies for customer and internal use), may not meet our expectations, and we may not be successful enough in these newer activities to recoup our investments in them, which investments are often significant. Failure to realize the benefits of amounts we invest in new technologies, products, or services could result in the value of those investments being written down or written off.
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
We are subject to the requirements of Section 203 of the Delaware General Corporation Law (the “DGCL”), which provides that a corporation shall not engage in any business combination with any interested stockholder for a period of three years following the time that such stockholder became an interested stockholder, unless (1) prior to such time the Board of the corporation approved either the business combination or the transaction which resulted in the stockholder becoming an interested stockholder; (2) upon consummation of the transaction which resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced, excluding for purposes of determining the voting stock outstanding (but not the outstanding voting stock owned by the interested stockholder) those shares owned (i) by persons who are directors and also officers and (ii) employee stock plans in which employee participants do not have the right to determine confidentially whether shares held subject to the plan will be tendered in a tender or exchange offer; or (3) at or subsequent to such time the business combination is approved by the Board and authorized at an annual or special meeting of stockholders, and not by written consent, by the affirmative vote of at least 66.67% of the outstanding voting stock which is not owned by the interested stockholder. These restrictions are subject to certain exceptions specified in Section 203(b) of the DGCL. The term “interested stockholder” is generally defined by Section 203 of the DGCL as any person that (i) is the owner of 15% or more of the outstanding voting stock of the corporation, or (ii) is an affiliate or associate of the corporation and was the owner of 15% or more of the outstanding voting stock of the corporation at any time within the three-year period immediately prior to the date on which it is sought to be determined whether such person is an interested stockholder, and the affiliates and associates of such person. The term “business combination” is broadly defined under Section 203 of the DGCL to include mergers, asset sales and other transactions in which the interested stockholder receives or could receive a financial benefit on other than a pro rata basis with other stockholders, as further described in the section entitled “Description of Capital Stock”.
Without having obtained the prior approval of our Board or meeting the other conditions described above, Mithaq became an “interested stockholder” with respect to the Company upon its acquisition of more than 15% of our shares of common stock in February 2024. As a result, prior to February 2027, Mithaq will generally be prevented from engaging in any business combination (as defined for purposes of Section 203 of the DGCL) with us, in the absence of the approval of our Board and the affirmative vote of at least two-thirds of our outstanding shares of common stock not owned by Mithaq.
We may be unable to protect our trademarks and other intellectual property rights.
We believe that our trademarks and service marks are important to our success and our competitive position due to their name recognition with our customers. We devote substantial resources to the establishment and protection of our trademarks and service marks on a worldwide basis, including in the countries from which we source our merchandise and in which we have business operations or plan to have business operations, including through foreign franchise partners. We are not aware of any material claims of infringement or material challenges to our right to use any of our trademarks in the United States or Canada. Nevertheless, the actions we have taken, including to establish and protect our trademarks and service marks, may not be adequate to prevent others from imitating our products or to prevent others from seeking to block sales of our products. Also, others may assert proprietary rights in our intellectual property, or may assert that we are engaging in activities that infringe on their own intellectual property, and we may not be able to successfully resolve these types of claims, any of which could have a material adverse effect on our business, financial position, results of operations, and cash flows. In particular, the recent proliferation of the use of AI increases the potential for claims of infringement or other claims, including those based on unauthorized use of third-party technology or content. In addition, the laws of certain foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States, and we may not be successful in obtaining our trademarks in foreign countries where we plan to conduct business. Our failure to protect our intellectual property rights could diminish the value of our brands, weaken our competitive position, and could have a material adverse effect on our business, reputation, financial position, results of operations, and cash flows.
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
If we fail to comply with applicable laws and regulations, particularly wage and hour, accessibility, privacy and information security, AI technologies and services, product safety, and pricing, children’s online privacy protection, advertising, sweepstakes, contests, and marketing laws, we could be subject to legal and reputational risk, government enforcement action, and class action civil litigation, which could have a material adverse effect on our business, financial position, results of operations, and cash flows. Changes in regulation and how regulations are enforced, such as taxes, tariffs, privacy and information security, product safety, trade, consumer credit, pricing, advertising, and marketing, healthcare or environmental protection, among others, could cause our expenses to increase, margins to decrease, or tax deductible expenses to decrease, which could lead to a material adverse effect on our business, financial position, results of operations, and cash flows.
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
If we have difficulty implementing and maintaining effective internal controls over financial reporting, or if we identify a material weakness in our internal controls over financial reporting in the future, we may not detect errors on a timely basis, such that it could harm our operating results, adversely affect our reputation, cause our stock price to decline, or result in inaccurate financial reporting or material misstatements in our annual or interim financial statements. We may be unable to maintain compliance with securities laws, stock exchange listing requirements and debt instruments’ covenants regarding the timely filing of accurate periodic reports, which could lead to investigations by Nasdaq, the SEC or other regulatory authorities or litigation with our creditors and/or stockholders, hence requiring additional management attention and impairing our ability to operate our business. Our liquidity, access to capital markets and perceptions of our creditworthiness may be adversely affected. We could be required to implement expensive and time-consuming remedial measures. Our independent registered public accounting firm may issue reports that are adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating, or if it is not satisfied with our remediation of any identified material weaknesses. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material adverse effect on our business, financial position, results of operations, and cash flows.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.

ITEM 1C.    CYBERSECURITY.
Risk Management and Strategy
We consider cybersecurity and privacy to be important issues affecting the enterprise both in terms of reputational risk and economic risk. To effectively assess, identify, and manage material risks from cybersecurity threats, we maintain a cybersecurity risk management program, which is led by our Chief Technology Officer (“CTO”) and our Vice President, Information Security & IT Risk (“VP, IT”), as a part of the Company’s overall risk management and compliance programs. To keep pace with ever-evolving threats and industry best practices, we have made, and will continue to make, sizable investments in building and developing cybersecurity talent and expertise and implementing state-of-the-art systems and tools, to detect, identify, classify and mitigate cybersecurity and other data privacy risks within our environment. We employ benchmarking to understand best practices and industry trends. We conduct security and compliance assessments throughout each year to validate the efficacy of our programs and practices. We also engage an independent third party expert to assess our cybersecurity maturity periodically against the retail industry, with the latest assessment currently in process to be completed by the end of April 2026. The results of these assessments inform our cybersecurity development roadmap going forward and are presented to the Audit Committee and the Board. We also maintain cybersecurity insurance as part of our comprehensive insurance portfolio.
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
We circulate cyber awareness materials on a periodic basis on our intranet and hold a “Cyber Awareness Month” each year to promote the importance of cybersecurity topics. In addition, members of senior management participate in periodic crisis management exercises with third-party experts on crisis management best practices to apply their learnings to the Company’s business continuity management program. In particular, in Fiscal 2023, the table-top exercise that was conducted for senior management focused on the handling of a cybersecurity incident.
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
We have experienced targeted and non-targeted cybersecurity attacks and incidents in the past, and we could in the future experience similar attacks. As of Fiscal 2025, we have not identified any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected us, our business strategy, results of operations or financial condition. For more information about the Company’s assessment of cybersecurity risks, see the risk factor titled “A privacy breach, through a cybersecurity incident or otherwise, or failure to comply with privacy laws could have a material adverse effect on our business” in Part I, Item 1A, “Risk Factors”.
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
Governance
Our Board recognizes the important role of information security and mitigating cybersecurity and other data security threats, as part of our efforts to protect and maintain the confidentiality and security of customer, employee and vendor information, as well as non-public information about our Company. Although the Board as a whole is ultimately responsible for the oversight of our risk management function, the Board uses its committees to assist in its risk oversight function. The Audit Committee of our Board has primary responsibility for our cybersecurity risk identification and mitigation activities, and they and senior management provide reports regularly to the Board.
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

The Company’s management maintains and implements a written Cyber Security Incident Response Policy and Cyber Security Incident Response Plan, both of which are reviewed and updated on a periodic basis. In the event we identify a potential cybersecurity, privacy or other data security issue, we have defined procedures for responding to such issues, including procedures that address when and how to engage with Company management, the Audit Committee, our Board, other stakeholders and law enforcement when responding to such issues.

ITEM 2.    PROPERTIES.
We lease all of our existing store locations in the United States, Puerto Rico, and Canada, with lease terms expiring through 2037. Generally, we enter into initial lease terms for our stores ranging between 1 - 11 years at inception and provide for contingent rent based on sales in excess of specific minimums. We anticipate that we will be able to extend those leases which we wish to extend on satisfactory terms as they expire or relocate to more desirable locations.
Our non-store locations as of January 31, 2026 are as follows:

Location	Use	Approximate Sq. Footage	Current Lease Term Expiration
Fort Payne, AL (1)	Store Distribution Center / E-commerce Fulfillment Center	700,000	Owned
Stevenson, AL (1)	Offsite Storage	450,000	4/30/2026
Oxford, AL (1)	Offsite Storage	200,000	6/30/2026
Fort Payne, AL (1) (2)	Offsite Storage	569,000	1/31/2027
Hong Kong, China (3)	Product Support	11,000	4/30/2027
500 Plaza Drive, Secaucus, NJ (3)	Corporate Offices	120,000	5/31/2037
Lahore, Pakistan (4)	Corporate Offices	40,000	1/31/2036
____________________________________________
(1)Supports our stores, wholesale, and e-commerce business in both the U.S. and Canada.
(2)Includes four separate offsite storage facility locations.
(3)Supports our U.S. stores, our e-commerce business, our Canadian stores, our international franchisees, and wholesale business.
(4)     Supports back-office functions, sourcing services and other business and corporate matters as needed. The corporate office became operational in the third quarter of Fiscal 2025.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is listed on the Nasdaq Global Select Market, or Nasdaq, under the symbol “PLCE”. Mithaq Capital SPC, a Cayman segregated portfolio company (“Mithaq”) currently holds 61% of our outstanding shares of common stock and is a controlling stockholder of the Company. On April 6, 2026, the number of holders of record of our common stock was 35. The majority of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
In November 2021, our Board authorized a $250.0 million share repurchase program (the “Share Repurchase Program”). Under this program, we may repurchase shares on the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, and other market and business conditions. We may suspend or discontinue the program at any time and may thereafter reinstitute purchases, all without prior announcement. Currently, given the terms of our credit agreement, dated May 9, 2019, by and among the Company and certain subsidiaries, with Wells Fargo, National Association as the sole lender party thereto, and our term loan agreement with SLR Credit Solutions (“SLR”) and other affiliated SLR entities as the lenders party thereto, our the repurchase of any shares would require fulfilling stringent payment conditions under those agreements, except that repurchases of shares as described in “Note 8. Debt” of the Consolidated Financial Statements, “Item 8. Financial Statements and Supplementary Data” of this Form 10-K, pursuant to our practice as a result of our insider trading policy, are expressly permitted. As of January 31, 2026, there was $156.1 million remaining availability under the Share Repurchase Program.
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
The following table summarizes our share repurchases:

	Fiscal Years Ended
	January 31, 2026		February 1, 2025
	Shares	Amount	Shares	Amount
	(in thousands)
Share repurchases related to:
Share repurchase program	71	$422	71	$674
Shares acquired and held in treasury	1	$22	5	$66
There was no share repurchase activity during the fourth quarter of 2025.

Equity Plan Compensation Information
On May 20, 2011, our stockholders approved the 2011 Equity Incentive Plan (the “2011 Equity Plan”).
The following table provides information as of January 31, 2026, about the shares of our common stock that may be issued under our equity compensation plans.

Plan Category	Securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Securities remaining available for future issuances under equity compensation plans (excluding securities reflected in Column (A))
Equity Compensation Plans Approved by Security Holders	N/A	N/A	329,810
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A
Total	N/A	N/A	329,810

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion should be read in conjunction with our audited financial statements and notes thereto included in Part IV, Item 15. Exhibits and Financial Statement Schedules. This Annual Report on Form 10-K contains or may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including but not limited to statements relating to the Company’s strategic initiatives and results of operations, including adjusted net income (loss) per diluted share. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “plan,” “project,” “expect,” “anticipate,” “estimate,” “believe,” and similar words, although some forward-looking statements are expressed differently. These forward-looking statements are based upon the Company’s current expectations and assumptions and are subject to various risks and uncertainties that could cause actual results and performance to differ materially. Some of these risks and uncertainties are described in the Company’s filings with the Securities and Exchange Commission, including in Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K for the fiscal year ended January 31, 2026. Included among the risks and uncertainties that could cause actual results and performance to differ materially are the risk that the Company will be unable to achieve operating results at levels sufficient to fund and/or finance the Company’s current level of operations and repayment of indebtedness, the risk that changes in trade policy and tariff regimes, including newly imposed U.S. tariffs and any responsive non-U.S. tariffs, may impact the Company’s international manufacturing and operations or customers’ discretionary spending habits, the risk that the Company will be unsuccessful in gauging fashion trends and changing consumer preferences, the risks resulting from the highly competitive nature of the Company’s business and its dependence on consumer spending patterns, which may be affected by changes in economic conditions (including inflation), the risk that changes in the Company’s plans and strategies with respect to pricing, capital allocation, capital structure, investor communications and/or operations may have a negative effect on the Company’s business, the risk that the Company’s strategic initiatives to increase sales and margin, improve operational efficiencies, enhance operating controls, decentralize operational authority and reshape the Company’s culture are delayed or do not result in anticipated improvements, the risk of delays, interruptions, disruptions and higher costs in the Company’s global supply chain, including resulting from disease outbreaks, foreign sources of supply in less developed countries, more politically unstable countries, or countries where vendors fail to comply with industry standards or ethical business practices, including the use of forced, indentured or child labor, the risk that the cost of raw materials or energy prices will increase beyond current expectations or that the Company is unable to offset cost increases through value engineering or price increases, various types of litigation, including class action litigation brought under securities, consumer protection, employment, and privacy and information security laws and regulations, risks related to the existence of a controlling stockholder, and the uncertainty of weather patterns, as well as other risks discussed in the Company’s filings with the SEC from time to time. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
As used in this Annual Report on Form 10-K, references to the “Company”, “The Children’s Place”, “we”, “us”, “our”, and similar terms refer to The Children’s Place, Inc. and its subsidiaries. Our fiscal year ends on the Saturday on or nearest to January 31. Other terms that are commonly used in our Management’s Discussion and Analysis of Financial Condition and Results of Operations are defined as follows:
•Fiscal 2026 — The fifty-two weeks ending January 30, 2027
•Fiscal 2025 — The fifty-two weeks ended January 31, 2026
•Fiscal 2024 — The fifty-two weeks ended February 1, 2025
•Fiscal 2023 — The fifty-three weeks ended February 3, 2024
•SEC — U.S. Securities and Exchange Commission
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
Our Business
We are one of the only pure-play children’s specialty retailers in North America with an omni-channel presence. We design, contract to manufacture, and sell fashionable, high quality apparel, accessories and footwear predominantly at value prices, primarily under our proprietary brands: “The Children’s Place” and “Gymboree”. Our global retail and wholesale network includes two digital storefronts, 498 stores in North America, wholesale marketplaces, 223 international points of distribution in 12 countries through our nine international franchise and wholesale partners, and social media channels on Instagram, Facebook, and X, formerly known as Twitter. Our digital storefronts are at www.childrensplace.com and www.gymboree.com, where our customers are able to shop online for the same merchandise available in our physical stores, as well as certain exclusive merchandise offered only on our e-commerce sites.
Segment Reporting
In accordance with FASB ASC 280 — Segment Reporting, we report segment data based on geography: The Children’s Place U.S. and The Children’s Place International. Each segment includes an e-commerce business located at www.childrensplace.com and www.gymboree.com. Included in The Children’s Place U.S. segment are our U.S. and Puerto Rico-based stores and revenue from our U.S.-based wholesale business. Included in The Children’s Place International segment are our Canadian-based stores and revenue from international franchisees. We measure our segment profitability based on operating income (loss), defined as income (loss) before interest and taxes. Net sales and direct costs are recorded by each segment. Certain inventory procurement functions such as production and design, as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services, are managed by The Children’s Place U.S. segment. Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales. The assets related to these functions are not allocated. We periodically review these allocations and adjust them based upon changes in business circumstances. Net sales to external customers are derived from merchandise sales, and we have one U.S. wholesale customer that individually accounted for more than 10% of our net sales during Fiscal 2025 and Fiscal 2024. Refer to “Note 16. Segment Information” of the Consolidated Financial Statements in this Form 10-K for more information.
Recent Developments
Macroeconomic conditions, including inflationary pressures, interest rates, tariffs, and other domestic and geopolitical factors, continued to adversely affect our core customer. During Fiscal 2025, these pressures contributed to a decrease in consumer discretionary apparel purchases. We expect these macroeconomic conditions, including but not limited to increased product input costs, transportation costs, distribution costs, and geopolitical conditions like changes in foreign policies of the United States, and other inflationary pressures, to continue to have an adverse impact during Fiscal 2026.
During Fiscal 2025, we commenced our transformation initiative to right-size our organization and operations. We opened our new office in Lahore, Pakistan to accelerate cross-functional efficiencies. We expect these benefits to ramp up in Fiscal 2026 to drive significant improvement in our operating results. We have already implemented actions related to home office headcount reductions, supply chain optimization, and third-party non-merchandise spend, which is expected to generate approximately $30 million in gross annualized benefits, with further gross benefits of approximately $15 million expected to be actioned and realized in Fiscal 2026, bringing total gross benefits to approximately $45 million, partially offset by approximately $10 million to $15 million in one-time and recurring operating costs.

On February 5, 2026, we entered into a Receivables Purchase Agreement (the “RPA”) with TRMEF Basis II LLC (“TRMEF”) to sell our CARES Act income tax receivable of $19.1 million plus accrued interest of $3.7 million at a purchase rate of 88.5%, for a total purchase price of $20.1 million. We received net cash proceeds of $15.9 million, after insurance and legal fees amounting to $0.7 million. The remaining proceeds of $3.5 million are expected to be received in two tranches as follows: (i) upon confirmation by the IRS of submission by the IRS of the Revenue Agent Report to the Joint Committee on Taxation, TRMEF shall pay $2.5 million less the amount of any downward adjustments in respect of the tax refund claim set forth in such Revenue Agent Report, and (ii) on the date on which TRMEF receives payment in full in cash of the refund claim, TRMEF shall pay $1.0 million less 10% of accrued interest as of the effective date of the RPA. We used the net proceeds from the sale of our income tax receivable to partially pay down our borrowings under our asset-based revolving credit facility (the “ABL Credit Facility”).
During Fiscal 2025, the U.S. government imposed tariffs on certain goods imported from other countries into the United States. While we developed plans to mitigate most of the effects of these tariffs through a range of strategic initiatives, including pricing strategies, the establishment of stronger vendor partnerships, and improvements in inbound ocean rates, these tariffs still resulted in an adverse impact on our margins. In February 2026, the U.S. Supreme Court ruled that certain tariffs under the International Emergency Economic Powers Act (“IEEPA”) were invalid, and in March 2026, the U.S. Court of International Trade ruled that the U.S. Customs and Border Protection (“CBP”) must refund duties imposed under IEEPA. On March 31, 2026, we entered into a Claim Sale and Purchase Agreement with Alnus Investors, LLC (“Alnus”) to sell our claims for refunds of tariffs originally invoked under IEEPA and were previously paid to the CBP. Alnus purchased an aggregate amount of $38.2 million of these refund claims at a purchase rate of 67.2%, for a total purchase price of $25.7 million. We used the net proceeds from the sale of these refund claims to partially pay down our borrowings under our ABL Credit Facility.

RESULTS OF OPERATIONS
We believe that our e-commerce and brick-and-mortar retail store operations are highly interdependent, with both sharing common customers purchasing from a common pool of product inventory. Accordingly, we believe that consolidated omni-channel reporting presents the most meaningful and appropriate measure of our performance. We primarily evaluate the results of our operations as a percentage of Net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of Net sales (i.e., “basis points”). To the extent that our sales have increased at a faster rate than our costs (i.e., “leverage”), the more efficiently we have utilized the investments we have made in our business. Conversely, if our sales decrease or if our costs grow at a faster pace than our sales (i.e., “deleverage”), we have utilized the investments we have made in our business less efficiently.
Fiscal 2025 Compared to Fiscal 2024

	Fiscal Year Ended		Fiscal Year Ended		Variance
	January 31, 2026	% of Net Sales	February 1, 2025	% of Net Sales	$	%	% of Net Sales
	(amounts in thousands)
Net sales	$1,208,830	100.0%	$1,386,269	100.0%	$(177,439)	(12.8)%	—%
Cost of sales (exclusive of depreciation and amortization)	847,272	70.1%	926,808	66.9%	79,536	8.6%	(3.2)%
Gross profit	361,558	29.9%	459,461	33.1%	(97,903)	(21.3)%	(3.2)%
Selling, general, and administrative expenses	383,693	31.7%	405,550	29.3%	21,857	5.4%	(2.4)%
Depreciation and amortization	33,073	2.7%	39,612	2.9%	6,539	16.5%	0.2%
Asset impairment charges	2,004	0.2%	28,000	2.0%	25,996	92.8%	1.8%
Operating loss	(57,212)	(4.7)%	(13,701)	(1.0)%	(43,511)	(317.6)%	(3.7)%
Related party interest expense	(7,607)	(0.6)%	(6,493)	(0.5)%	(1,114)	(17.2)%	(0.1)%
Other interest expense, net	(25,466)	(2.1)%	(29,254)	(2.1)%	3,788	12.9%	—%
Loss before provision (benefit) for income taxes	(90,285)	(7.5)%	(49,448)	(3.6)%	(40,837)	(82.6)%	(3.9)%
Provision (benefit) for income taxes	(2,022)	(0.2)%	8,371	0.6%	10,393	124.2%	0.8%
Net loss	$(88,263)	(7.3)%	$(57,819)	(4.2)%	$(30,444)	(52.7)%	(3.1)%

Net sales decreased $177.4 million, or 12.8%, to $1.209 billion during Fiscal 2025 from $1.386 billion during Fiscal 2024, primarily driven by a decrease in e-commerce sales due to lower traffic and conversion. We also experienced a decrease in brick-and-mortar revenue from lower sales volume due to lower traffic, particularly in the first half of the fiscal year. Our stores and e-commerce sales were both impaired by the current macroeconomic environment, including the impact of tariffs, which has negatively affected our consumer. We also experienced a decrease in wholesale revenue due to the planned reduction in shipments to Amazon during the year to rebalance their inventory levels. Comparable retail sales decreased 8.4% for Fiscal 2025.
Gross profit decreased $97.9 million, or 21.3%, to $361.6 million during Fiscal 2025 from $459.5 million during Fiscal 2024. Gross margin decreased 320 basis points to 29.9% of Net sales during Fiscal 2025, compared to 33.1% of Net sales during Fiscal 2024. The decrease in gross margin was caused primarily by an increase in inventory reserves (200 bps), the impact of higher tariffs on our product (140 bps), and a higher penetration of markdown sales and dilutions (70 bps), partially offset by favorable product costs (100 bps) as we shifted strategies to respond to the impact of higher tariff costs.
Gross profit is calculated as consolidated Net sales less Cost of goods sold (exclusive of depreciation and amortization). Gross margin is calculated as gross profit divided by consolidated net sales. Gross profit as a percentage of net sales is dependent upon a variety of factors, including changes in the relative sales mix among distribution channels, changes in the mix of products sold, the timing and level of promotional activities, changes in foreign currency exchange rates, and fluctuations in input costs. These factors, among others, may cause gross profit as a percentage of net sales to fluctuate from period to period.
Selling, general, and administrative expenses were $383.7 million during Fiscal 2025, compared to $405.6 million during Fiscal 2024 and deleveraged 240 basis points to 31.7% of Net sales. The decrease was due to a reduction in one-time costs incurred during Fiscal 2024, as described below, partially offset by an increase in marketing expenses. Fiscal 2025 results included incremental operating expenses of $2.6 million, including restructuring costs of $2.7 million, partially offset by the reversal of a legal settlement accrual. Fiscal 2024 results included incremental operating expenses of $35.3 million, including restructuring costs of $11.7 million, primarily due to changes in our senior leadership team, non-cash equity compensation charges of $9.9 million and other fees of $3.8 million associated with the change of control, financing-related charges of $7.0 million, lender required consulting fees of $2.4 million, fleet optimization costs of $1.4 million, costs associated with the closure of our Canada distribution center of $0.8 million, and other professional and consulting fees of $0.6 million, partially offset by the reversal of a legal settlement accrual of $2.3 million. Excluding the impact of these charges, Adjusted SG&A expenses were $381.1 million during Fiscal 2025, compared to $370.3 million during Fiscal 2024, and deleveraged 480 basis points to 31.5% of Net sales.
Depreciation and amortization was $33.1 million during Fiscal 2025, compared to $39.6 million during Fiscal 2024. This decrease was primarily driven by reduced depreciation of capitalized software.
Asset impairment charges were $2.0 million during Fiscal 2025. Asset impairment charges were $28.0 million during Fiscal 2024, primarily due to the reduction in fair value of the Gymboree tradename.
Operating loss was $(57.2) million during Fiscal 2025, compared to $(13.7) million during Fiscal 2024. The Fiscal 2025 results were impacted by incremental operating expense of $4.6 million, including SG&A expenses of $2.6 million, as described above, and asset impairment charges of $2.0 million. The Fiscal 2024 results were impacted by incremental operating expenses of $66.4 million, including SG&A expenses of $35.3 million, as described above, asset impairment charges of $28.0 million on the Gymboree tradename, accelerated depreciation of $2.2 million, and additional change in control charges impacting gross margin of $0.9 million. Excluding the impact of these incremental charges, Adjusted operating loss was $(52.6) million during Fiscal 2025, compared to an Adjusted operating income of $52.7 million during Fiscal 2024.
Related party interest expense was $7.6 million during Fiscal 2025, compared to $6.5 million during Fiscal 2024. The increase was due to a full year of interest-equivalent charges compared to a partial year in the prior period.
Other interest expense, net was $25.5 million during Fiscal 2025, compared to $29.3 million during Fiscal 2024. The decrease was primarily driven by lower average borrowings and interest rates on our ABL Credit Facility, partially offset by the write-off of deferred financing costs associated with the refinancing of our ABL Credit Facility and the partial paydown of our first term loan entered into with our majority shareholder, Mithaq Capital SPC (“Mithaq”), as a result of our rights offering completed on February 6, 2025 (“Rights Offering”).
Provision (benefit) for income taxes was a benefit of $(2.0) million during Fiscal 2025, compared to a provision of $8.4 million during Fiscal 2024. Our effective tax rate was a benefit of 2.2% and a provision of (16.9)% during Fiscal 2025 and Fiscal 2024, respectively. The change in the provision (benefit) for income taxes and in the effective tax rate is primarily due to shifts in earnings mix and a higher pretax loss for Fiscal 2025, in addition to the impact of favorable provision to return adjustments and a reduction in reserves for unrecognized income tax benefits. We continue to adjust the valuation allowance based upon ongoing operating results.

Net loss was $(88.3) million, or $(4.01) per diluted share, during Fiscal 2025, compared to $(57.8) million, or $(4.53) per diluted share, during Fiscal 2024, due to the factors described above. Adjusted net loss was $(81.4) million, or $(3.70) per diluted share during Fiscal 2025, compared to Adjusted net income of $5.5 million, or $0.43 per diluted share, during Fiscal 2024 due to factors described above.
The following table sets forth Net sales and Operating loss, respectively, by segment, for the periods indicated:

	Fiscal Years Ended
	January 31, 2026	February 1, 2025
	(in thousands)
The Children’s Place U.S.	$1,103,459	$1,266,500
The Children’s Place International (1)	105,371	119,769
Total net sales	$1,208,830	$1,386,269

The Children’s Place U.S.	$(41,488)	$(3,746)
The Children’s Place International (1)	(15,724)	(9,955)
Total segment operating loss	$(57,212)	$(13,701)

The Children’s Place U.S.	(3.8)%	(0.3)%
The Children’s Place International (1)	(14.9)%	(8.3)%
Total segment operating loss as a percentage of net sales	(4.7)%	(1.0)%
___________________________________________
(1)Our foreign subsidiaries, primarily in Canada, have operating results based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S dollars.
The Children’s Place U.S. Net sales decreased $163.0 million, or 12.9%, to $1.103 billion during Fiscal 2025, compared to $1.266 billion during Fiscal 2024, driven by a decrease in e-commerce sales due to lower traffic and conversion. We also experienced a decrease in brick-and-mortar revenue from lower sales volume due to lower traffic, particularly in the first half of the fiscal year. Our stores and e-commerce sales were both impaired by the current macroeconomic environment, including the impact of tariffs, which has negatively affected our consumer. We also experienced a decrease in wholesale revenue due to the planned reduction in shipments to Amazon during the year to rebalance their inventory levels.
The Children’s Place International Net sales decreased $(14.4) million, or 12.0%, to $105.4 million during Fiscal 2025, compared to $119.8 million during Fiscal 2024, driven by a decrease in e-commerce sales due to lower traffic and conversion. We also experienced a decrease in brick-and-mortar revenue from lower sales volume due to lower traffic, particularly in the first half of the fiscal year.
The Children’s Place U.S. Operating loss was $(41.5) million during Fiscal 2025, compared to $(3.7) million during Fiscal 2024, primarily due to lower net sales and gross margin.
The Children’s Place International Operating loss was $(15.7) million during Fiscal 2025, compared to $(10.0) million during Fiscal 2024, primarily due to lower net sales and gross margin.
Fiscal 2024 Compared to Fiscal 2023
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025 for the Fiscal 2024 to Fiscal 2023 comparative discussion.
Non-GAAP Reconciliation
We have presented certain measures on a non-GAAP basis. Adjusted net income (loss), adjusted net income (loss) per diluted share, adjusted gross profit, adjusted selling, general, and administrative expenses, and adjusted operating income (loss) are non-GAAP measures. These measures are not intended to replace GAAP financial information, and may be different from non-GAAP measures reported by other companies. The most comparable GAAP measures are net income (loss), net income (loss) per diluted share, gross profit, selling, general, and administrative expenses, and operating income (loss), respectively. We believe the income and expense items excluded as non-GAAP adjustments are not reflective of the performance of our core business, and that providing this supplemental disclosure to investors will facilitate comparisons of the past and present performance of our core business.

	Fiscal Year Ended
	January 31, 2026
	(amounts in thousands, except per share amounts)
	Gross profit	Selling, general and administrative expenses	Operating loss	Net loss	Diluted loss per common share
As reported (GAAP)	$361,558	$383,693	$(57,212)	$(88,263)	$(4.01)
Restructuring costs	—	(2,665)	2,665	2,665
Loss on extinguishment of debt	—	—	—	2,223
Asset impairment charges	—	—	2,004	2,004
Provision for legal settlement	—	46	(46)	(46)
Aggregate impact of non-GAAP adjustments	—	(2,619)	4,623	6,846
Income tax effect	—	—	—	—
As adjusted	$361,558	$381,074	$(52,589)	$(81,417)	$(3.70)
% of Net Sales (GAAP)	29.9%	31.7%	(4.7)%	(7.3)%
% of Net Sales (As adjusted)	29.9%	31.5%	(4.4)%	(6.7)%

	Fiscal Year Ended
	February 1, 2025
	(amounts in thousands, except per share amounts)
	Gross profit	Selling, general and administrative expenses	Operating income (loss)	Net income (loss)	Diluted earnings (loss) per common share
As reported (GAAP)	$459,461	$405,550	$(13,701)	$(57,819)	$(4.53)
Fleet optimization	—	(1,428)	1,428	1,428
Restructuring costs	—	(11,678)	11,678	11,678
Accelerated depreciation	—	—	2,246	2,246
Asset impairment charges	—	—	28,000	28,000
Change of control	905	(13,684)	14,589	14,589
Contract termination costs	—	(7,008)	7,008	7,008
Credit agreement / lender-required consulting fees	—	(2,390)	2,390	2,390
Canada distribution center closure	—	(781)	781	781
Professional and consulting fees	—	(580)	580	580
Provision for legal settlement	—	2,279	(2,279)	(2,279)
Aggregate impact of non-GAAP adjustments	905	(35,270)	66,421	66,421
Income tax effect	—	—	—	(3,113)
As adjusted	$460,366	$370,280	$52,720	$5,489	$0.43
% of Net Sales (GAAP)	33.1%	29.3%	(1.0)%	(4.2)%
% of Net Sales (As adjusted)	33.2%	26.7%	3.8%	0.4%
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

The following table sets forth certain statement of operations data for each of our last four fiscal quarters. The quarterly statement of operations data set forth below reflect, in our opinion, all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the results of operations for these fiscal quarters (unaudited):

	Fiscal Year Ended January 31, 2026
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except diluted loss per common share)
Net sales	$242,125	$298,006	$339,466	$329,233
Cost of sales (exclusive of depreciation and amortization)	171,342	196,734	227,162	251,868
Gross profit	70,783	101,272	112,304	77,365
Selling, general, and administrative expenses	86,670	89,596	101,301	106,292
Depreciation and amortization	8,230	7,570	7,334	9,939
Asset impairment charges	—	—	—	2,004
Operating income (loss)	(24,117)	4,106	3,669	(40,870)
Related party interest expense	(1,871)	(1,868)	(1,869)	(1,998)
Other interest expense, net	(6,691)	(6,150)	(6,252)	(6,375)
Loss before provision (benefit) for income taxes	(32,679)	(3,912)	(4,452)	(49,243)
Provision (benefit) for income taxes	1,344	1,453	(132)	(4,688)
Net loss	$(34,023)	$(5,365)	$(4,320)	$(44,555)

Diluted loss per common share	$(1.57)	$(0.24)	$(0.19)	$(2.01)
Diluted weighted average common shares outstanding	21,629	22,142	22,170	22,170

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our working capital needs typically follow a seasonal pattern, peaking during the third fiscal quarter based on seasonal inventory purchases. Our primary uses of cash are for working capital requirements, which consist primarily of inventory purchases, rent and marketing expenses, the payment of interest expense on our ABL Credit Facility and term loans, and the financing of capital projects.
During Fiscal 2024, we entered into an interest-free, unsecured and subordinated promissory note with Mithaq for a $78.6 million Initial Mithaq Term Loan and a separate unsecured and subordinated promissory note for a $90.0 million term loan (the “New Mithaq Term Loan”; and together with the Initial Mithaq Term Loan, collectively, the “Mithaq Term Loans”). As of February 6, 2025, $60.2 million under the Initial Mithaq Term Loan was repaid pursuant to the completion of our Rights Offering, leaving $18.4 million outstanding under the Initial Mithaq Term Loan. Pursuant to our refinancing transactions on December 16, 2025, the New Mithaq Term Loan was amended to allow us to defer our monthly payments upon written notice to Mithaq, and as an amendment consent fee, its principal amount was increased by $2.7 million to $92.7 million, leaving an aggregate of $111.1 million outstanding under the Mithaq Term Loans as of January 31, 2026.
On December 16, 2025, we entered into a term loan agreement (the “SLR Loan Agreement”) with SLR Credit Solutions (“SLR”) for a $100.0 million term loan (the “SLR Term Loan”). We used the net proceeds to partially pay down our borrowings under the ABL Credit Facility. The principal amount outstanding as of January 31, 2026 was $100.0 million.
As of January 31, 2026, we had $131.1 million of outstanding borrowings under our $350.0 million ABL Credit Facility and no borrowings under our $40.0 million senior unsecured credit facility with Mithaq (the “Mithaq Credit Facility”).
Our working capital improved by $60.2 million to a surplus of $10.1 million at January 31, 2026, compared to a deficit of $50.1 million at February 1, 2025, primarily due to the SLR Term Loan net proceeds that were used to partially pay down the outstanding borrowings under our ABL Credit Facility and a decrease in our accounts payable balances due to lower inventory purchases, partially offset by a decrease in inventory due to improved inventory management as we continue to align our inventory levels with our growth and product strategy, and better balance the mix of fashion and basic product.

As of January 31, 2026, we had total liquidity of $89.9 million, including $44.4 million of availability under our ABL Credit Facility, $40.0 million of availability under our Mithaq Credit Facility, and $5.5 million of cash on hand. At January 31, 2026, we had $23.7 million of outstanding letters of credit with an additional $6.3 million available for issuing letters of credit under our ABL Credit Facility.
We expect to be able to meet our working capital and capital expenditure requirements for at least the next twelve months from the date that our consolidated financial statements for Fiscal 2025 were issued, by using our cash on hand, cash flows from operations, and availability under our ABL Credit Facility and Mithaq Credit Facility.
Share Repurchase Program
In November 2021, our board of directors (the “Board”) authorized a $250.0 million share repurchase program (the “Share Repurchase Program”). Currently, given the terms of our credit agreement with Wells Fargo as its administrative agent and our term loan agreement with SLR, the repurchase of any shares would require fulfilling stringent payment conditions under those agreements, except that repurchases of shares as described in “Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”, pursuant to our practice as a result of our insider trading policy, are expressly permitted. During Fiscal 2025, we repurchased approximately 0.1 million shares of our common stock for $0.4 million, consisting of shares surrendered to cover tax withholdings associated with the vesting of equity awards. During Fiscal 2024, we repurchased approximately 0.1 million shares for $0.7 million, consisting of shares surrendered to cover tax withholdings associated with the vesting of equity awards. As of January 31, 2026, there was $156.1 million remaining availability under the Share Repurchase Program.
Cash Flows and Capital Expenditures
Cash provided by operating activities was $8.1 million during Fiscal 2025, compared to $117.6 million of cash used in operating activities during Fiscal 2024, representing a net increase of $125.7 million. Cash provided by operating activities during Fiscal 2025 was primarily the result of decreases in inventory and accounts receivable, partially offset by larger net losses. Cash used in operating activities during Fiscal 2024 was primarily the result of a decrease in accounts payable as we paid down past vendors and an increase in inventory.
Cash used in investing activities was $17.4 million during Fiscal 2025, compared to $15.8 million during Fiscal 2024, driven by higher capital expenditures.
Cash provided by financing activities was $7.0 million during Fiscal 2025, compared to $128.4 million during Fiscal 2024. The decrease primarily resulted from proceeds received from the Mithaq Term Loans during Fiscal 2024 and lower net borrowings on our ABL Credit Facility, partially offset by the net cash proceeds received from the SLR Term Loan and the Rights Offering completed during Fiscal 2025.
Our ability to continue to meet our capital requirements in Fiscal 2026 depends on our cash on hand, our ability to generate cash flows from operations, and available borrowings under our ABL Credit Facility and Mithaq Credit Facility. Cash flows generated from operations depend on our ability to achieve our financial plans. We believe that our cash on hand, cash generated from operations, and funds available to us through our ABL Credit Facility and Mithaq Credit Facility will be sufficient to fund our capital and other cash requirements for the foreseeable future.
Selected Consolidated Balance Sheets Data
Certain components of our Consolidated Balance Sheets were as follows:

	Fiscal Years Ended
	January 31, 2026	February 1, 2025
	(in thousands)
Accounts receivable	$25,967	$42,701
Inventories	325,100	399,602
Accounts payable	108,481	126,716
Accounts receivable were $26.0 million at January 31, 2026, compared to $42.7 million at February 1, 2025. The decrease of $16.7 million, or 39.2%, was primarily driven by a reduction in our wholesale receivables.
Inventories were $325.1 million at January 31, 2026, compared to $399.6 million at February 1, 2025. The decrease of $74.5 million, or 18.6%, was primarily the result of a lower number of units on hand due to better inventory management.
Accounts payable were $108.5 million at January 31, 2026, compared to $126.7 million at February 1, 2025. The decrease of $18.2 million, or 14.4%, was primarily the result of a reduction in inventory purchases during Fiscal 2025.

ABL Credit Facility
The Company and certain subsidiaries maintain the $350.0 million ABL Credit Facility under its Amended and Restated Credit Agreement dated May 9, 2019 (as amended from time to time, the “Credit Agreement”), with Wells Fargo Bank, National Association (“Wells Fargo”), as the sole lender party thereto, and as Administrative Agent, Collateral Agent, and Swing Line Lender. The ABL Credit Facility will mature on the earlier of December 16, 2030, or the maturity date under our term loan agreement with SLR as further described below.
Previously, from April 18, 2024 to December 15, 2025, the ABL Credit Facility included a $25.0 million Canadian sublimit and a $25.0 million sublimit for standby and documentary letters of credit. As of December 16, 2025, which is the effective date of the eighth amendment to the Credit Agreement (the “Eighth Amendment”), the ABL Credit Facility includes a $25.0 million Canadian sublimit and a $30.0 million sublimit for standby and documentary letters of credit.
Previously, from February 4, 2025 to December 15, 2025, on the first day of each fiscal quarter within that period, based on the amount of our average daily excess availability under the facility, borrowings outstanding under the ABL Credit Facility bore interest, at our option, at:
(i)the prime rate per annum, plus a margin of 1.750% or 2.000%; or
(ii)the Secured Overnight Financing Rate (“SOFR”) per annum, plus 0.100%, plus a margin of 2.750% or 3.000%.
From December 16, 2025 to January 31, 2026, based on the amount of our average daily excess availability under the facility, borrowings outstanding under the ABL Credit Facility bore interest, at our option, at:
(i)the prime rate per annum, plus a margin of 1.250%; or
(ii)the SOFR per annum, plus a margin of 2.250%.
From and after February 1, 2026, and on the first day of each fiscal quarter thereafter, based on the amount of our average daily excess availability under the facility, borrowings outstanding under the ABL Credit Facility bear interest, at our option at:
(i)the prime rate per annum, plus a margin of 1.000%, 1.250% or 1.500%; or
(ii)the SOFR per annum, plus a margin of 2.000%, 2.250% or 2.500%.
As of April 18, 2024, based on the size of the unused portion of the commitments, we are charged a fee ranging from 0.250% to 0.375%.
Previously, from February 4, 2025 to December 15, 2025, letter of credit fees ranged from 1.000% to 1.125% for commercial letters of credit and ranged from 1.500% to 1.750% for standby letters of credit.
From December 16, 2025 to January 31, 2026, letter of credit fees were 0.625% for commercial letters of credit and were 1.250% for standby letters of credit. As of February 1, 2026, letter of credit fees range from 0.500% to 0.750% for commercial letters of credit and range from 1.000% to 1.500% for standby letters of credit. These fees are determined based on the amount of our average daily excess availability under the facility.
Prior to December 16, 2025, the amount available for loans and letters of credit under the ABL Credit Facility was determined by a borrowing base consisting of certain credit card receivables, certain trade receivables, certain inventory, and the fair market value of certain real estate, subject to certain reserves. As of December 16, 2025, the fair market value of certain real estate is no longer included in this borrowing base.
For Fiscal 2025, Fiscal 2024, and Fiscal 2023,we recognized $19.1 million, $25.0 million, and $24.2 million, respectively, in interest expense related to the ABL Credit Facility.
Previously, from April 18, 2024 to December 15, 2025, credit extended under the ABL Credit Facility was secured by a first priority security interest in substantially all of our U.S. and Canadian assets, including our intellectual property, certain furniture, fixtures, equipment, and pledges of subsidiary capital stock. As of December 16, 2025, credit extended under the ABL Credit Facility is secured by a first priority security interest in substantially all of our U.S. and Canadian assets, other than intellectual property, real estate, certain furniture, fixtures and equipment, and pledges of subsidiary capital stock, and a second priority security interest in our intellectual property, real estate, certain furniture, fixtures and equipment, and pledges of subsidiary capital stock.
The outstanding obligations under the ABL Credit Facility may be accelerated upon the occurrence of certain customary events of default, as described below. We are not subject to any early termination fees.

The ABL Credit Facility contains covenants, which include conditions on stock buybacks and the payment of cash dividends or similar payments. These covenants also limit the ability of the Company and its subsidiaries to incur certain liens, to incur certain indebtedness, to make certain investments, acquisitions, or dispositions or to change the nature of its business. Pursuant to a prior amendment, the requisite payment condition thresholds for some of these covenants were heightened, resulting in certain actions such as the repurchase of shares and payment of cash dividends becoming more difficult to perform. Additionally, if we are unable to maintain a certain amount of excess availability for borrowings, we may be subject to cash dominion, and pursuant to the Eighth Amendment, we are required to maintain excess availability of at least $35.0 million, subject to increase based on our borrowing base (the “excess availability requirement”). We were in compliance with this excess availability requirement as of January 31, 2026.
The ABL Credit Facility contains customary events of default, which include (subject in certain cases to customary grace and cure periods) nonpayment of principal or interest, breach of covenants, failure to pay certain other indebtedness, and certain events of bankruptcy, insolvency or reorganization, such as a change of control.
We recorded a loss on extinguishment of debt of $1.2 million during Fiscal 2025 when we entered into the Eighth Amendment, which is recorded within Other interest expense.
As of January 31, 2026 and February 1, 2025, unamortized deferred financing costs amounted to $5.6 million and $3.8 million related to our ABL Credit Facility.
The table below presents the components of our ABL Credit Facility as of the end of Fiscal 2025 and Fiscal 2024:

	January 31, 2026	February 1, 2025
	(in millions)
Borrowing base	$234.2	$301.9
Credit facility size	350.0	433.0
Maximum borrowing availability (1)	199.2	301.9

Outstanding borrowings	131.1	245.7
Letters of credit outstanding—standby	23.7	16.0
Utilization of credit facility at end of period	154.8	261.7

Availability (2)	$44.4	$40.2

Interest rate at end of period	6.5%	7.6%
Average end-of-day loan balance during the period	$248.7	$284.5
Highest end-of-day loan balance during the period	$302.7	$366.9

Average interest rate	7.6%	8.7%
____________________________________________
(1)Prior to the Eighth Amendment, the lower of the credit facility size and the borrowing base, without factoring in any excess availability requirement. Pursuant to the Eighth Amendment, as of December 16, 2025, our maximum borrowing availability is the lower of the credit facility size and the borrowing base, net of the new excess availability requirement.
(2)The sub-limit availability for letters of credit was $6.3 million at January 31, 2026 and $9.0 million at February 1, 2025.
SLR Term Loan
On December 16, 2025, the Company and certain of its subsidiaries entered into the SLR Loan Agreement with SLR and other affiliated SLR entities as the lenders party thereto, and SLR as Administrative Agent, and Collateral Agent, providing for a $100.0 million SLR Term Loan. We used the net proceeds from the SLR Term Loan to partially pay down our borrowings under the ABL Credit Facility.
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

The SLR Term Loan is secured by a first priority security interest in our intellectual property, real estate, certain furniture, fixtures and equipment, and pledges of subsidiary capital stock, and a second priority security interest in the collateral secured by a first priority security interest under the ABL Credit Facility. The SLR Term Loan is guaranteed by each of our subsidiaries that guarantees our ABL Credit Facility.
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
The SLR Term Loan contains certain customary events of default, which include (subject in certain cases to customary grace periods), nonpayment of principal, breach of other covenants of the SLR Term Loan, inaccuracy in representations or warranties, acceleration of certain other indebtedness (including under the Credit Agreement), certain events of bankruptcy, insolvency or reorganization, such as a change of control, and invalidity of any part of the SLR Term Loan. Additionally, the SLR Term Loan contains the same excess availability requirement as the ABL Credit Facility. We were in compliance with this excess availability requirement as of January 31, 2026.
For Fiscal 2025, we recognized $1.2 million in interest expense related to the SLR Term Loan. As of January 31, 2026, the interest rate was 8.9%.
As of January 31, 2026, unamortized deferred financing costs amounted to $2.4 million related to our SLR Term Loan.
Mithaq Term Loans
Mithaq Capital SPC, a Cayman segregated portfolio company (“Mithaq”), is a controlling stockholder of the Company. The Company and certain subsidiaries maintain an interest-free, unsecured and subordinated promissory note with Mithaq (the “Initial Mithaq Term Loan”), dated February 29, 2024, by and among the Company, certain of its subsidiaries, and Mithaq. During the first quarter of Fiscal 2025, $60.2 million under the Initial Mithaq Term Loans was repaid pursuant to the completion of our Rights Offering, leaving $18.4 million outstanding under the Initial Mithaq Term Loan as of January 31, 2026. We recorded a loss on extinguishment of debt of $1.0 million during Fiscal 2025, due to the partial prepayment of the Initial Mithaq Term Loan, which is recorded within Other interest expense. For more information about the Rights Offering, refer to “Note 10. Stockholders’ Deficit” of the Consolidated Financial Statements in this Form 10-K for more information.
The Initial Mithaq Term Loan matures on April 16, 2031 and is guaranteed by each of our subsidiaries that guarantees our ABL Credit Facility.
The Company and certain subsidiaries also maintain an unsecured and subordinated promissory note with Mithaq for a $90.0 million term loan (the “New Mithaq Term Loan”; and together with the Initial Mithaq Term Loan, collectively, the “Mithaq Term Loans”), dated April 16, 2024, by and among the Company, certain of its subsidiaries, and Mithaq.
The New Mithaq Term Loan also matures on April 16, 2031, and requires monthly payments equivalent to interest charged at the SOFR per annum plus 4.000%, with the first year’s monthly payments to Mithaq deferred until April 30, 2025. On April 28, 2025, the Company and Mithaq entered into Amendment No. 1 to the New Mithaq Term Loan promissory note, which subjected these deferred monthly payments due as of April 30, 2025 to a payment plan, payable in installments prior to the end of Fiscal 2025. The New Mithaq Term Loan is guaranteed by each of our subsidiaries that guarantees our ABL Credit Facility.
Pursuant to our refinancing transactions on December 16, 2025, the New Mithaq Term Loan was further amended to allow us to defer our monthly payments upon written notice to Mithaq, and as an amendment consent fee, its principal amount was increased by $2.7 million to $92.7 million, leaving an aggregate of $111.1 million outstanding under the Mithaq Term Loans. These amendments were evaluated under FASB ASC 470 — Debt, and accounted for as debt modifications. The $2.7 million increase in principal amount and the related deferred financing costs are accounted for as noncash financing activities within our Consolidated Statements of Cash Flows.
For Fiscal 2025 and Fiscal 2024, we recognized $7.4 million and $6.5 million, respectively, in interest-equivalent expense related to the New Mithaq Term Loan. As of January 31, 2026, the interest-equivalent rate was 7.8%.

For Fiscal 2025, we paid $8.3 million in interest-equivalent charges to Mithaq. These payments were made in the form of Murabaha transactions to be compliant with Shariah law. The purchase and sale of commodities as a result of these transactions have been accounted for in accordance with FASB ASC 610 — Other income, and presented on a net basis within Related party interest expense. As of January 31, 2026 and February 1, 2025, interest-equivalent expense payable to Mithaq was $5.6 million and $6.5 million, respectively, which is recorded within Accrued expenses and other current liabilities.
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
Pursuant to our refinancing transactions in December 2025, the Mithaq Term Loans are also subordinated in payment priority to the obligations of the Company and its subsidiaries under the SLR Term Loan. Subject to such subordination terms, the Mithaq Term Loans are prepayable at any time and from time to time without penalty and do not require any mandatory prepayments.
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
As of January 31, 2026 and February 1, 2025, unamortized deferred financing costs amounted to $3.6 million and $2.6 million, respectively, related to the Mithaq Term Loans.
Maturities of our principal debt payments on the SLR Term Loan and Mithaq Term Loans are as follows:

January 31, 2026
(in thousands)
2026	$—
2027	—
2028	—
2029	—
2030	100,000
2031	111,100
Total principal debt payments	$211,100
Mithaq Commitment Letter
On May 2, 2024, the Company entered into a commitment letter (the “Commitment Letter”) with Mithaq for a $40.0 million credit facility (the “Mithaq Credit Facility”). Initially, under the Mithaq Credit Facility, we had the ability to request for advances at any time prior to July 1, 2025. On December 16, 2025, the Company and Mithaq entered into an Amendment No. 3 to the Commitment Letter, that extended the deadline for requesting advances until December 16, 2030.
If any debt is incurred under the Mithaq Credit Facility, it shall require monthly payments equivalent to interest charged at the SOFR per annum plus 9.000%. Such debt shall be unsecured and shall be guaranteed by each of our subsidiaries that guarantees our ABL Credit Facility. Similar to the Mithaq Term Loans, such debt shall also be subject to the Mithaq Subordination Agreement, contain customary affirmative and negative covenants substantially similar to a subset of the covenants set forth in the Credit Agreement, and contain certain customary events of default. Additionally, such debt shall require no mandatory prepayments and shall mature no earlier than December 16, 2030. As of January 31, 2026, no debt had been incurred under the Mithaq Credit Facility.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
For a discussion of our contractual obligations and commercial commitments, see “Note 7. Leases”, “Note 8. Debt”, and “Note 9. Commitments and Contingencies” of the Consolidated Financial Statements, “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.
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
The accounting estimates discussed below include those that we believe are the most critical to aid in fully understanding and evaluating our financial results. Senior management has discussed the development and selection of our critical accounting estimates with the Audit Committee of our Board, which has reviewed our related disclosures herein.
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
We perform a periodic impairment assessment of the Gymboree tradename, in accordance with FASB ASC 350 — Intangibles — Goodwill and Other. Based on this assessment, we did not identify any indicators of impairment during Fiscal 2025. We recorded a $28.0 million impairment charge in Fiscal 2024, which reduced the carrying value to its fair value of $13.0 million. We recorded a $29.0 million impairment charge in Fiscal 2023. As of January 31, 2026, the tradename’s carrying value was $13.0 million.
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
A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In determining the need for valuation allowances, we consider projected future taxable income, the availability of tax planning strategies, taxable income in prior carryback years, and future reversals of existing taxable temporary differences. The assumptions utilized in determining future taxable income require significant judgment. Actual operating results in future years could differ from our current assumptions, judgments and estimates. If we determine that we would not be able to realize our recorded deferred tax assets, an increase in the valuation allowance would decrease earnings in the period in which such determination is made. As of January 31, 2026, we believe it is not more likely than not that future taxable income will be sufficient to allow us to recover substantially all of the value assigned to our deferred tax assets. Thus, in Fiscal 2025, we increased our valuation allowance by $20.9 million to $109.1 million.
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

Stock-Based Compensation
We account for stock-based compensation according to the provisions of FASB ASC 718 — Compensation — Stock Compensation. We grant time-vesting and performance-based stock awards to employees at senior management levels. We also grant time-vesting stock awards to our non-employee independent directors. Time-vesting awards are granted in the form of restricted stock units that require each recipient to complete a service period (“Deferred Awards”). Performance-based stock awards are granted in the form of restricted stock units, which have performance criteria that must be achieved for the awards to be earned, in addition to a service period requirement (“Performance Awards”), and each Performance Award has a defined number of shares that an employee can earn (the “Target Shares”). The expense recognized for Performance Awards throughout the service period and the number of shares that are projected to ultimately vest, are based on the estimated degree to which the related performance metrics are expected to be achieved. Actual performance may differ from such projections, which would impact the number of shares that vest and the total amount of expense recognized for the related Performance Awards, which could have a material impact on our consolidated financial statements. With the approval of the Human Capital & Compensation Committee, we may settle vested Deferred Awards and Performance Awards in shares, in a cash amount equal to the market value of such shares at the time all requirements for delivery of the award have been met, or in part shares and cash. In Fiscal 2024, there was a change of control of the Company, which triggered a conversion of all then-outstanding Performance Awards into service-based Performance Awards in accordance with their terms. As a result, the Fiscal 2023, fiscal year 2022, and fiscal year 2021 Performance Awards will all vest or have vested, as applicable, at their Target Shares on their respective vesting dates without regard to the achievement of any of the performance metrics associated with those awards, provided that the recipient be employed at the Company on each such vesting date.
In Fiscal 2025, the stock awards granted to employees at senior management levels were Deferred Awards that vest in three equal tranches in fiscal year 2027, fiscal year 2028 and fiscal year 2029.
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
Interest Rates
From and after February 1, 2026, and on the first day of each fiscal quarter thereafter, based on the amount of our average daily excess availability under the ABL Credit Facility, borrowings outstanding under the facility bear interest, at our option, at (i) the prime rate per annum, plus a margin of 1.000%, 1.250% or 1.500%; or (ii) the SOFR per annum, plus a margin of 2.000%, 2.250% or 2.500%. As of January 31, 2026, we had $131.1 million in borrowings under our ABL Credit Facility.

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
The New Mithaq Term Loan requires monthly payments equivalent to interest charged at the SOFR per annum plus 4.000%, with the first year’s monthly payments to Mithaq deferred until April 30, 2025. On April 28, 2025, the Company and Mithaq entered into Amendment No. 1 to the New Mithaq Term Loan promissory note, which subjected these deferred monthly payments due as of April 30, 2025 to a payment plan, payable in installments prior to the end of Fiscal 2025. Pursuant to our refinancing transactions in December 2025, the New Mithaq Term Loan was further amended to allow us to defer our monthly payments upon written notice to Mithaq.
As of January 31, 2026, we had no borrowings under our Mithaq Credit Facility. If any debt is incurred under the Mithaq Credit Facility, it shall require monthly payments equivalent to interest charged at the SOFR per annum plus 9.000%.
A 10% change in the base rate or SOFR would not have had a material impact on our interest expense for any of our indebtedness described above.
Assets and Liabilities of Foreign Subsidiaries
Assets and liabilities outside the United States are primarily located in Canada and Hong Kong, where our investments in our subsidiaries are considered long-term. As of January 31, 2026, net liabilities in Canada and Hong Kong amounted to $18.2 million. A 10% increase or decrease in the Canadian and Hong Kong foreign currency exchange rates would increase or decrease the corresponding net investment by $1.8 million. All changes in the net investments in our foreign subsidiaries are recorded in other comprehensive loss.
As of January 31, 2026, we had $3.8 million of our cash and cash equivalents held in foreign subsidiaries, of which $1.1 million was in India, $1.0 million was in Canada, $0.7 million was in China, $0.6 million was in Mauritius, $0.2 million was in Hong Kong, and $0.2 million was held in other foreign countries.
We have subsidiaries whose operating results are based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars.
The table below summarizes the average translation rates that most significantly impact our operating results:

	Fiscal Years Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Average Translation Rates (1)
Canadian dollar	0.7187	0.7252	0.7414
Hong Kong dollar	0.1283	0.1282	0.1277
____________________________________________
(1)The average translation rates are the average of the monthly translation rates used during each fiscal year to translate the respective income statements. Each rate represents the U.S. dollar equivalent of the respective foreign currency.
Foreign Operations
We have exchange rate exposure primarily with respect to certain revenues and expenses denominated in Canadian and Hong Kong dollars. As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses. Assuming a 10% change in foreign currency exchange rates, Fiscal 2025 net sales would have decreased or increased by approximately $9.8 million, and total costs and expenses would have decreased or increased by approximately $11.4 million. Additionally, we have foreign currency denominated receivables and payables that, when settled, result in transaction gains or losses. A 10% change in foreign currency exchange rates would not result in a significant transaction gain or loss in earnings.
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
Management, including our President and Chief Executive Officer, and our Chief Financial Officer as of January 31, 2026, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of January 31, 2026.
Based on that evaluation, our President and Chief Executive Officer, and our Chief Financial Officer as of January 31, 2026, concluded that our disclosure controls and procedures were effective at the reasonable assurance level, as of January 31, 2026, to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive, principal accounting, and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.
Under the supervision and with the participation of our management, including our President and Chief Executive Officer, and Chief Financial Officer as of January 31, 2026, we conducted an evaluation of the design and effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 31, 2026.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2025 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.
Not applicable.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required to be included by Item 10 of Form 10-K will be set forth in the Company’s proxy statement for its 2026 annual meeting of stockholders to be filed with the SEC within 120 days after January 31, 2026 (the “Proxy Statement”) and is incorporated by reference herein.
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

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)(1) Financial Statements
The following documents are filed as part of this report:

Report of Independent Registered Public Accounting Firm (PCAOB ID: 243)	52

Report of Independent Registered Public Accounting Firm (PCAOB ID:42)	54

Consolidated Balance Sheets as of January 31, 2026 and February 1, 2025	55

Consolidated Statements of Operations for the fiscal years ended January 31, 2026, February 1, 2025, and February 3, 2024	56

Consolidated Statements of Comprehensive Loss for the fiscal years ended January 31, 2026, February 1, 2025, and February 3, 2024	57

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the fiscal years ended January 31, 2026, February 1, 2025, and February 3, 2024	58

Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2026, February 1, 2025, and February 3, 2024	59

Notes to Consolidated Financial Statements	60

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
The Children’s Place, Inc.
Secaucus, New Jersey
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of The Children’s Place, Inc. (the “Company”) as of January 31, 2026 and February 1, 2025, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2026 and February 1, 2025, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Inventories – Assessment of Net Realizable Value
At January 31, 2026, the Company’s inventories balance was $325.1 million. As described in Note 1 to the consolidated financial statements, inventories are valued at the lower of cost or net realizable value (“NRV”), with cost determined on an average cost basis. The Company establishes an NRV reserve based on an analysis of historical sales trends of its individual product categories and other factors. The analysis of historical sales trends includes an evaluation by age, season and channel which involves a high volume of transactions.
We identified the auditing of the historical sales trends used in the determination of the NRV reserve as a critical audit matter. The principal consideration for our determination is the high degree of auditor effort in performing such procedures and evaluating the related audit evidence over the historical sales trends used in the determination of the NRV reserve.

The primary procedures we performed to address this critical audit matter included:
•Obtaining an understanding of the Company’s process to estimate the NRV reserve.
•Testing the completeness and accuracy of the underlying historical sales trends used in the NRV reserve analysis through the examination of relevant source documents.
•Evaluating the reasonableness of prior period estimates of the NRV reserve that were determined by using historical sales trends by performing a retrospective comparison of prior estimates to current year sell through.

/S/ BDO USA, P.C.
We have served as the Company’s auditor since 2024.
Woodbridge, New Jersey
April 10, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of The Children’s Place, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of operations, comprehensive loss, changes in stockholders' equity (deficit) and cash flows of The Children’s Place, Inc. and subsidiaries (the Company) for the year ended February 3, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended February 3, 2024, in conformity with U.S. generally accepted accounting principles.
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

/S/ Ernst & Young, LLP
We served as the Company’s auditor from 2018 to 2024.
Iselin, New Jersey
May 3, 2024,
except for Note 16 and the effects of the rights offering described in Note 12, as to which the date is
April 17, 2025.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 31, 2026	February 1, 2025
	(in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$5,489	$5,347
Accounts receivable	25,967	42,701
Inventories	325,100	399,602
Prepaid expenses and other current assets	41,441	20,354
Total current assets	397,997	468,004
Long-term assets:
Property and equipment, net	81,658	97,487
Right-of-use assets	164,495	161,595
Tradenames, net	13,000	13,000
Other assets	13,149	7,466
Total assets	$670,299	$747,552

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Revolving loan	$131,078	$245,659
Accounts payable	108,481	126,716
Current portion of operating lease liabilities	57,236	67,407
Income taxes payable	2,945	2,441
Accrued expenses and other current liabilities	88,149	75,895
Total current liabilities	387,889	518,118
Long-term liabilities:
Long-term debt	97,588	—
Related party long-term debt	107,554	165,974
Long-term portion of operating lease liabilities	120,410	107,287
Other tax liabilities	3,520	5,291
Other long-term liabilities	7,521	10,293
Total liabilities	724,482	806,963
Commitments and contingencies (see Note 9)
Stockholders’ deficit:
Preferred stock, $1.00 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.10 par value, 100,000 shares authorized; 22,171 and 12,785 issued; 22,169 and 12,782 outstanding	2,217	1,279
Additional paid-in capital	242,718	151,485
Treasury stock, at cost (2 and 3 shares)	(68)	(90)
Deferred compensation	68	90
Accumulated other comprehensive loss	(18,171)	(19,491)
Accumulated deficit	(280,947)	(192,684)
Total stockholders’ deficit	(54,183)	(59,411)
Total liabilities and stockholders’ deficit	$670,299	$747,552

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	January 31, 2026	February 1, 2025	February 3, 2024
	(in thousands, except per share amounts)
Net sales	$1,208,830	$1,386,269	$1,602,508
Cost of sales (exclusive of depreciation and amortization)	847,272	926,808	1,157,234
Gross profit	361,558	459,461	445,274
Selling, general, and administrative expenses	383,693	405,550	447,343
Depreciation and amortization	33,073	39,612	47,186
Asset impairment charges	2,004	28,000	34,543
Operating loss	(57,212)	(13,701)	(83,798)
Related party interest expense	(7,607)	(6,493)	—
Other interest expense	(25,516)	(29,301)	(30,087)
Interest income	50	47	87
Loss before provision (benefit) for income taxes	(90,285)	(49,448)	(113,798)
Provision (benefit) for income taxes	(2,022)	8,371	40,743
Net loss	$(88,263)	$(57,819)	$(154,541)

Loss per common share
Basic	$(4.01)	$(4.53)	$(12.34)
Diluted	$(4.01)	$(4.53)	$(12.34)

Weighted average common shares outstanding
Basic	22,028	12,766	12,522
Diluted	22,028	12,766	12,522

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Fiscal Years Ended
	January 31, 2026	February 1, 2025	February 3, 2024
	(in thousands)
Net loss	$(88,263)	$(57,819)	$(154,541)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,320	(2,995)	(249)
Total comprehensive loss	$(86,943)	$(60,814)	$(154,790)

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

						Accumulated			Total
			Additional			Other			Stockholders'
	Common Stock		Paid-In	Deferred	Accumulated	Comprehensive	Treasury Stock		Equity
(in thousands)	Shares	Amount	Capital	Compensation	Deficit	Loss	Shares	Amount	(Deficit)
Balance at January 28, 2023	12,292	$1,229	$150,956	$3,736	$22,540	$(16,247)	(67)	$(3,736)	$158,478
Vesting of stock awards	503	51	(51)	—	—	—	—	—	—
Stock-based compensation benefit	—	—	(5,576)	—	—	—	—	—	(5,576)
Purchase and retirement of common stock	(210)	(21)	(4,246)	—	(2,864)	—	—	—	(7,131)
Other comprehensive loss	—	—	—	—	—	(249)	—	—	(249)
Deferral of common stock into deferred compensation plan	—	—	—	(827)	—	—	11	827	—
Net loss	—	—	—	—	(154,541)	—	—	—	(154,541)
Balance at February 3, 2024	12,585	$1,259	$141,083	$2,909	$(134,865)	$(16,496)	(56)	$(2,909)	$(9,019)
Vesting of stock awards	278	28	(28)	—	—	—	—	—	—
Stock-based compensation expense	—	—	12,786	—	—	—	—	—	12,786
Purchase and retirement of common stock	(78)	(8)	(666)	—	—	—	—	—	(674)
Stock issuance costs	—	—	(1,690)	—	—	—	—	—	(1,690)
Other comprehensive loss	—	—	—	—	—	(2,995)	—	—	(2,995)
Distribution of common stock from deferred compensation plan, net of deferrals	—	—	—	(2,819)	—	—	53	2,819	—
Net loss	—	—	—	—	(57,819)	—	—	—	(57,819)
Balance at February 1, 2025	12,785	$1,279	$151,485	$90	$(192,684)	$(19,491)	(3)	$(90)	$(59,411)
Vesting of stock awards	226	22	(22)	—	—	—	—	—	—
Stock-based compensation expense	—	—	2,988	—	—	—	—	—	2,988
Purchase and retirement of common stock	(71)	(7)	(415)	—	—	—	—	—	(422)
Rights offering stock issuance	9,231	923	89,077	—	—	—	—	—	90,000
Stock issuance costs	—	—	(395)	—	—	—	—	—	(395)
Other comprehensive income	—	—	—	—	—	1,320	—	—	1,320
Distribution of common stock from deferred compensation plan	—	—	—	(22)	—	—	1	22	—
Net loss	—	—	—	—	(88,263)	—	—	—	(88,263)
Balance at January 31, 2026	22,171	$2,217	$242,718	$68	$(280,947)	$(18,171)	(2)	$(68)	$(54,183)

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	January 31, 2026	February 1, 2025	February 3, 2024
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(88,263)	$(57,819)	$(154,541)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Non-cash portion of operating lease expense	72,330	76,963	83,591
Depreciation and amortization	33,073	39,612	47,186
Non-cash stock-based compensation expense (benefit), net	2,988	12,786	(5,576)
Asset impairment charges	2,004	28,000	34,543
Deferred income tax provision (benefit)	(581)	—	36,975
Loss on extinguishment of debt	2,223	—	—
Other non-cash charges, net	4,108	2,782	729
Changes in operating assets and liabilities:
Inventories	75,932	(38,297)	85,307
Accounts receivable and other assets	12,878	(8,461)	21,305
Prepaid expenses and other current assets	(4,650)	1,152	1,855
Income taxes payable, net of prepayments	(17,434)	9,933	(2,199)
Accounts payable and other current liabilities	(12,011)	(107,861)	39,955
Lease liabilities	(72,306)	(75,791)	(93,396)
Other long-term liabilities	(2,173)	(593)	(2,934)
Net cash provided by (used in) operating activities	8,118	(117,594)	92,800
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(17,381)	(15,830)	(27,559)
Change in deferred compensation plan	—	—	(231)
Net cash used in investing activities	(17,381)	(15,830)	(27,790)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	659,290	1,249,913	579,655
Repayments under revolving credit facility	(773,871)	(1,230,968)	(639,931)
Proceeds from rights offering	90,000	—	—
Proceeds from issuance of term loan	100,000	—	—
Proceeds from issuance of related party term loans	—	168,600	—
Repayment of term loan	—	(50,000)	—
Repayment of related party term loans	(60,187)	—	—
Payment of debt issuance costs	(7,448)	(6,784)	(861)
Payment of stock issuance costs	(395)	(1,690)	—
Purchase and retirement of common stock, including shares surrendered for tax withholdings and transaction costs	(422)	(673)	(7,131)
Net cash provided by (used in) financing activities	6,967	128,398	(68,268)
Effect of exchange rate changes on cash and cash equivalents	2,438	(3,266)	208
Net increase (decrease) in cash and cash equivalents	142	(8,292)	(3,050)
Cash and cash equivalents, beginning of period	5,347	13,639	16,689
Cash and cash equivalents, end of period	$5,489	$5,347	$13,639
SUPPLEMENTAL CASH FLOW INFORMATION:
Net cash (received) paid for income taxes	$16,023	$(1,726)	$5,775
Cash paid for interest	28,666	27,007	29,038
Purchases of property and equipment not yet paid	5,627	3,454	7,156
See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
The Children’s Place, Inc. and its subsidiaries (collectively, the “Company”) is one of the only pure-play children’s specialty retailers in North America with an omni-channel presence. The Company designs, contracts to manufacture, and sells fashionable, high-quality apparel, accessories and footwear predominantly at value prices, primarily under the Company’s proprietary brands “The Children’s Place” and “Gymboree”. Its global retail and wholesale network includes two digital storefronts, 498 stores in North America, wholesale marketplaces, 223 international points of distribution in 12 countries through nine international franchise and wholesale partners and social media channels on Instagram, Facebook, and X, formerly known as Twitter. The Company’s digital storefronts are at www.childrensplace.com and www.gymboree.com, where its customers are able to shop online for the same merchandise available in its physical stores, as well as certain exclusive merchandise offered only on our e-commerce sites.
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
Terms that are commonly used in the notes to the Company’s consolidated financial statements are defined as follows:
•Fiscal 2026 - The fifty-two weeks ending January 30, 2027
•Fiscal 2025 - The fifty-two weeks ended January 31, 2026
•Fiscal 2024 - The fifty-two weeks ended February 1, 2025
•Fiscal 2023 - The fifty-three weeks ended February 3, 2024
•SEC - U.S. Securities and Exchange Commission
•U.S. GAAP - Generally Accepted Accounting Principles in the United States
•FASB - Financial Accounting Standards Board
•FASB ASC - FASB Accounting Standards Codification, which serves as the source for authoritative U.S. GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative U.S. GAAP for SEC registrants
Fiscal Year
The Company’s fiscal year is a 52-week or 53-week period ending on the Saturday on or nearest to January 31. Fiscal 2025 was a 52-week year, Fiscal 2024 was a 52-week year, and Fiscal 2023 was a 53-week year.
Basis of Presentation
The consolidated financial statements and accompanying notes to consolidated financial statements are prepared in accordance with U.S. GAAP and include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated. As of January 31, 2026 and February 1, 2025, the Company did not have any investments in unconsolidated affiliates.
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
Deferred Financing Costs
The Company capitalizes costs directly associated with acquiring third-party financing. Deferred financing costs for the asset-based revolving credit facility are included in Other assets and deferred financing costs for the term loans are recorded in Long-term debt and Related party long-term debt as a reduction of the related term loan. These costs are amortized as Related party interest expense and Other Interest expense over the term of the related indebtedness.
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
The Company accounts for internally developed software intended for internal use in accordance with provisions of FASB ASC 350 — Intangibles — Goodwill and Other. The Company capitalizes development-stage costs such as direct external costs and direct payroll related costs. When development is substantially complete and the software is ready for its intended use, the Company amortizes the cost of the software on a straight-line basis over the expected life of the software, which is generally 3 to 10 years. Preliminary project costs and post-implementation costs such as training, maintenance, and support are expensed as incurred.
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

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Insurance and Self-Insurance Reserves
The Company self-insures and purchases insurance policies to provide for workers’ compensation, general liability and property losses, cybersecurity coverage, as well as director and officers’ liability, vehicle liability, and employee medical benefits. The Company estimates risks and records a liability based on historical claim experience, insurance deductibles, severity factors, and other actuarial assumptions. The Company records the current portions of employee medical benefits, workers compensation, and general liability reserves within Accrued expenses and other current liabilities.
Leases
The Company has operating leases for retail stores, corporate offices, distribution facilities, and certain equipment. The Company’s leases have remaining lease terms ranging from less than one year up to 11 years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the lease early.
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
The Company has made an accounting policy election by class of underlying asset to not apply the recognition requirements of FASB ASC 842 — Leases (“Topic 842”) to leases with an initial term of 12 months or less. Leases with an initial lease term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term.
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
The Company accounts for the tax effects of the tax on global intangible low-taxed income (“GILTI”) of certain foreign subsidiaries in the income tax provision in the period the tax arises. H.R. 1 — One Big Beautiful Bill Act renamed the provision for taxes on foreign earnings from GILTI to net controlled foreign corporation tested income (“NCTI”).

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Deferred Compensation Plan
The Company has a deferred compensation plan (the “Deferred Compensation Plan”), which is a nonqualified, unfunded plan, for eligible senior level employees. Under the Deferred Compensation Plan, a participant may elect to defer up to 80% of his or her base salary and/or up to 100% of his or her bonus to be earned for the year following the year in which the deferral election is made. The Deferred Compensation Plan also permits members of the Company’s board of directors (the “Board”) to elect to defer payment of all or a portion of their retainer and other fees to be earned for the year following the year in which a deferral election is made, and they may elect to defer payment of any shares of Company stock that are earned with respect to deferred stock awards. Directors may elect to have all or a portion of their fees earned for their service on the Board invested in shares of the Company’s common stock. The Deferred Compensation Plan does not allow for the deferral of the Company’s common stock by employee participants. The Company is not required to contribute to the Deferred Compensation Plan, but at its sole discretion, can make additional contributions on behalf of the participants. Deferred amounts are not subject to forfeiture and are deemed invested among investment funds offered under the Deferred Compensation Plan, as directed by each participant. Payments of deferred amounts (as adjusted for earnings and losses) are payable following separation from service or at a date or dates elected by the participant at the time the deferral is elected. Payments of deferred amounts are generally made in either a lump sum or in annual installments over a period not exceeding 15 years. All deferred amounts are payable in the form in which they were made, except for Board fees invested in shares of the Company’s common stock, which are settled in shares of Company common stock. Earlier distributions are not permitted, except in the case of an unforeseen hardship.
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
Foreign Currency Translation and Transactions
The Company has determined that the local currencies of its Canadian and Asian subsidiaries are their functional currencies. In accordance with FASB ASC 830 — Foreign Currency Matters, the assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the current rates of exchange existing at period-end, and revenues and expenses are translated at average monthly exchange rates. Related translation adjustments are reported as a separate component of stockholders’ deficit. The Company also transacts certain business in foreign denominated currencies primarily with its Canadian subsidiary purchasing inventory in U.S. dollars, and there are intercompany charges between various subsidiaries.
Revenues
Revenues are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.
The Company recognizes revenue, including shipping and handling fees billed to customers, as applicable, upon purchase at the Company’s retail stores or when received by the customer if the product was purchased via e-commerce, net of coupon redemptions and anticipated sales returns. The Company deferred sales of $6.3 million and $3.2 million within Accrued expenses and other current liabilities as of January 31, 2026 and February 1, 2025, respectively, based upon estimated time of delivery, at which point control passes to the customer. Sales tax collected from customers is excluded from revenue.
For its wholesale business, the Company recognizes revenue, when title of the goods passes to the customer, net of commissions, discounts, operational chargebacks, and cooperative advertising. The allowance for wholesale revenue included within Accounts receivable was $12.3 million and $8.7 million as of January 31, 2026 and February 1, 2025, respectively.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the sale of goods to retail customers with a right of return, the Company recognizes revenue for the consideration it expects to be entitled to and calculates an allowance for estimated sales returns based upon the Company’s sales return experience. Adjustments to the allowance for estimated sales returns in subsequent periods have not been material based on historical data, thereby reducing the uncertainty inherent in such estimates. The allowance for estimated sales returns, which is recorded in Accrued expenses and other current liabilities, was $0.7 million and $1.0 million as of January 31, 2026 and February 1, 2025, respectively.
The Company’s private label credit card is issued to customers for use exclusively at The Children’s Place and Gymboree stores in the United States and online at www.childrensplace.com and www.gymboree.com, and credit is extended to such customers by a third-party financial institution on a non-recourse basis to the Company. The private label credit card includes multiple performance obligations for the Company, including marketing and promoting the program on behalf of the bank and the operation of the loyalty rewards program. Included in the agreement with the third-party financial institution was an upfront bonus paid to the Company and an additional bonus to extend the term of the agreement. These bonuses are recognized as revenue and allocated between brand and reward obligations. As the license of the Company’s brand is the predominant item in the performance obligation, the amount allocated to the brand obligation is recognized on a straight-line basis over the term of the agreement. The amount allocated to the reward obligation is recognized on a point-in-time basis as redemptions under the loyalty program occur.
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
The Company has a points-based customer loyalty program in which customers earn points based on purchases and other promotional activities. These points can be redeemed for coupons to discount future purchases. During Fiscal 2025, the Company launched a new loyalty program in which customers can now redeem their coupons over a 12 month period. A contract liability is estimated based on the standalone selling price of benefits earned by customers through the program and the related redemption experience under the program. The value of each point earned is recorded as deferred revenue and is included within Accrued expenses and other current liabilities. The total contract liabilities related to this program were $11.7 million and $3.7 million as of January 31, 2026 and February 1, 2025, respectively. During Fiscal 2025 and Fiscal 2024, the Company recognized Net sales of $3.7 million and $1.7 million related to the points-based customer loyalty program liability balance that existed at February 1, 2025 and February 3, 2024, respectively.
The Company’s policy with respect to gift cards is to record revenue as and when the gift cards are redeemed for merchandise. The Company recognizes gift card breakage income in proportion to the pattern of rights exercised by the customer when the Company expects to be entitled to breakage and the Company determines that it does not have a legal obligation to remit the value of the unredeemed gift card to the relevant jurisdiction as unclaimed or abandoned property. Gift card breakage is recorded within Net sales. Prior to their redemption, gift cards are recorded as a liability within Accrued expenses and other current liabilities. The liability is estimated based on expected breakage that considers historical patterns of redemption. The gift card liability balance was $3.2 million and $4.8 million as of January 31, 2026 and February 1, 2025, respectively. During Fiscal 2025 and Fiscal 2024, the Company recognized Net sales of $4.5 million and $5.4 million related to the gift card liability balance that existed at February 1, 2025 and February 3, 2024, respectively.
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
Stock-Based Compensation
The Company’s stock-based compensation plans are administered by the Human Capital & Compensation Committee of the Board. The Human Capital & Compensation Committee is comprised of independent members of the Board. Effective May 20, 2011, the stockholders approved the 2011 Equity Incentive Plan (the “Equity Plan”). The Equity Plan allows the Human Capital & Compensation Committee to grant multiple forms of stock-based compensation, such as stock options, stock appreciation rights, restricted stock awards, deferred stock awards, and performance stock awards.
The Company accounts for stock-based compensation in accordance with the provisions of FASB ASC 718 — Compensation — Stock Compensation. These provisions require, among other things: (i) the fair value at grant date of all stock awards be expensed over their respective vesting periods; (ii) the amount of cumulative compensation cost recognized at any date must at least be equal to the portion of the grant-date value of the award that is vested at that date; and (iii) that compensation expense include a forfeiture estimate for those shares not expected to vest. The fair value of all stock awards is based on the closing price of the Company’s common stock on the grant date.
We grant time-vesting and performance-based stock awards primarily to employees at senior management levels. We also grant time-vesting stock awards to our non-employee independent directors. Time-vesting awards are granted in the form of restricted stock units that require each recipient to complete a service period (“Deferred Awards”). Typically, Performance-based stock awards are granted in the form of restricted stock units, which have performance criteria that must be achieved for the awards to be earned, in addition to a service period requirement (“Performance Awards”), and each Performance Award has a defined number of shares that an employee can earn (the “Target Shares”). The expense recognized for Performance Awards throughout the service period and the number of shares that are projected to ultimately vest, are based on the estimated degree to which the related performance metrics are expected to be achieved.
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
In Fiscal 2025, the stock awards granted to employees at senior management levels were Deferred Awards that vest in three equal tranches in fiscal year 2027, fiscal year 2028 and fiscal year 2029. These awards are subject to shareholder approval at the Company’s annual shareholder meeting in May 2026, however a grant date was established in Fiscal 2025 as such approval is to be expected due to Mithaq’s majority shareholding and their ability to control over 50% of the votes.
Advertising and Marketing Costs
The Company defers costs associated with the production of advertising until the first time the advertising takes place. Costs associated with communicating advertising that has been produced are expensed when the advertising event takes place. Advertising and other marketing costs are recorded in Selling, general, and administrative expenses and amounted to $78.1 million, $68.9 million, and $99.9 million in Fiscal 2025, Fiscal 2024, and Fiscal 2023, respectively.
Earnings per Share
The Company reports its earnings per share in accordance with FASB ASC 260 — Earnings Per Share, which requires the presentation of both basic and diluted earnings per share on the Consolidated Statements of Operations. The diluted weighted average common shares include adjustments for the potential effects of outstanding Deferred Awards and Performance Awards (as both terms are used in “Note 11. Stock-Based Compensation” of the Consolidated Financial Statements), but only in the periods in which such effect is dilutive under the treasury stock method. Included in basic and diluted weighted average common shares are those shares, due to participants in the Deferred Compensation Plan, which are held in treasury stock. Anti-dilutive stock awards are comprised of unvested deferred, restricted, and performance shares which would have been anti-dilutive in the application of the treasury stock method in accordance with FASB ASC 260 — Earnings Per Share.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Recent Accounting Standards Updates
Accounting Pronouncement Recently Adopted
In December 2023, the FASB issued Accounting Standards Update No. 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” (“ASU 2023-09”). The amendments in ASU 2023-09 were designed to enhance the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. The Company adopted ASU 2023-09 on a prospective basis and is effective for the Fiscal 2025 consolidated financial statements, and subsequent interim periods. The adoption of ASU 2023-09 expanded our disclosures, but did not have a material impact on our consolidated financial statements.
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

2. REVENUES
The following table presents the Company’s net sales disaggregated by geography:

	Fiscal Years Ended
	January 31, 2026	February 1, 2025	February 3, 2024
	(in thousands)
South	444,264	$502,042	$586,370
Northeast	236,040	254,521	304,554
West	151,942	166,234	208,249
Midwest	128,827	147,308	185,126
International and other (1)	247,757	316,164	318,209
Total net sales	$1,208,830	$1,386,269	$1,602,508
____________________________________________
(1)Includes retail and e-commerce sales in Canada and Puerto Rico, wholesale and international partner sales, and certain amounts earned under the Company’s private label credit card program.

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
The Company did not identify any indicators of impairment in its qualitative assessment performed during Fiscal 2025. The Company identified an indicator of impairment in its qualitative assessment performed during Fiscal 2024 and Fiscal 2023, primarily due to reductions in Gymboree sales forecasts and performed a quantitative impairment assessment of the Gymboree tradename. Based on its quantitative assessment performed, the Company recorded an impairment charge of $28.0 million in Fiscal 2024, which reduced the carrying value to its fair value of $13.0 million. The Company recorded a $29.0 million impairment charge in Fiscal 2023.
The Company’s intangible assets were as follows:

		January 31, 2026
	Useful Life	Gross Amount	Accumulated Amortization	Net Amount
		(in thousands)
Gymboree tradename	Indefinite	$13,000	$—	$13,000
Total intangible assets		$13,000	$—	$13,000

		February 1, 2025
	Useful Life	Gross Amount	Accumulated Amortization	Net Amount
		(in thousands)
Gymboree tradename	Indefinite	$13,000	$—	$13,000
Crazy 8 tradename	5 years	4,000	(4,000)	—
Total intangible assets		$17,000	$(4,000)	$13,000

4. PROPERTY AND EQUIPMENT, NET
Property and equipment consisted of the following:

	January 31, 2026	February 1, 2025
	(in thousands)
Land and land improvements	$3,403	$3,403
Building and improvements	36,208	36,527
Material handling equipment	73,813	88,092
Leasehold improvements	152,116	159,992
Store fixtures and equipment	140,126	151,810
Capitalized software	208,671	228,227
Construction in progress	2,091	1,647
	616,428	669,698
Less accumulated depreciation and amortization	(534,770)	(572,211)
Total property and equipment, net	$81,658	$97,487
The Company reviewed its store-related long-lived assets for indicators of impairment, and performed a recoverability test if indicators were identified. Based on the results of the analyses performed, no impairment charge was recorded during Fiscal 2025 and Fiscal 2024. The Company recorded asset impairment charges during Fiscal 2023 of $5.6 million, inclusive of ROU assets.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company reviewed its remaining fixed assets for indicators of impairment. Based on the results of the tests performed, the Company recorded an impairment charge of $2.0 million during Fiscal 2025 related to the decommissioning of its Sugar and Jade and PJ Place websites.

5.    PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following:

	January 31, 2026	February 1, 2025
	(in thousands)
Prepaid income taxes	$21,006	$4,834
Prepaid property expense	6,930	253
Prepaid maintenance contracts	4,028	3,215
Prepaid cloud computing	2,675	4,385
Prepaid insurance	2,500	5,097
Other	4,302	2,570
Total prepaid expenses and other current assets	$41,441	$20,354

6.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	January 31, 2026	February 1, 2025
	(in thousands)
Accrued salaries and benefits	$18,914	$19,760
Loyalty points	11,689	3,692
Deferred revenue	6,949	4,183
Accrued marketing	6,652	5,754
Related party accrued interest	5,606	6,493
Sales taxes and other taxes payable	5,055	4,074
Accrued real estate expenses	4,579	4,780
Accrued legal costs	3,750	4,100
Customer liabilities	3,156	4,784
Accrued store expenses	2,709	2,369
Accrued outside services	2,679	2,460
Accrued insurance	2,622	2,287
Accrued freight	1,520	2,124
Accrued professional fees	1,290	1,620
Accrued IT costs	1,175	1,225
Other	9,804	6,190
Total accrued expenses and other current liabilities	$88,149	$75,895

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. LEASES
The following components of lease expense were recognized in the Company’s Consolidated Statements of Operations:

	Fiscal Years Ended
	January 31, 2026	February 1, 2025	February 3, 2024
	(in thousands)
Fixed operating lease cost	$86,676	$90,129	$91,066
Variable operating lease cost	20,395	24,425	44,195
Total operating lease cost	$107,071	$114,554	$135,261
The following table provides the weighted-average remaining lease term of the Company’s operating leases, the weighted-average discount rate used to calculate the Company’s operating liabilities, cash paid for amounts included in the measurement of the Company’s operating lease liabilities, and ROU assets obtained in exchange for the Company’s new operating lease liabilities:

	Fiscal Years Ended
	January 31, 2026	February 1, 2025
Weighted-average remaining lease term	4.8 years	4.3 years
Weighted average discount rate	8.8%	8.1%
Cash paid for amounts included in the measurement of operating lease liabilities (in thousands)	$72,306	$79,108
ROU assets obtained in exchange for new operating lease liabilities (in thousands)	$77,502	$71,826
As of January 31, 2026, the maturities of operating lease liabilities were as follows:

January 31, 2026
(in thousands)
2026	$69,992
2027	44,689
2028	31,226
2029	23,603
2030	16,549
Thereafter	36,858
Total operating lease payments	222,917
Less: imputed interest	(45,271)
Present value of operating lease liabilities	$177,646

8. DEBT
ABL Credit Facility
The Company and certain subsidiaries maintain the $350.0 million asset-based revolving credit facility (the “ABL Credit Facility”) under its Amended and Restated Credit Agreement dated May 9, 2019 (as amended from time to time, the “Credit Agreement”), with Wells Fargo Bank, National Association (“Wells Fargo”), as the sole lender party thereto, and as Administrative Agent, Collateral Agent, and Swing Line Lender. The ABL Credit Facility will mature on the earlier of December 16, 2030, or the maturity date under the Company’s term loan agreement with SLR Credit Solutions (“SLR”) as further described below.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Previously, from April 18, 2024 to December 15, 2025, the ABL Credit Facility included a $25.0 million Canadian sublimit and a $25.0 million sublimit for standby and documentary letters of credit. As of December 16, 2025, which is the effective date of the eighth amendment to the Credit Agreement (the “Eighth Amendment”), the ABL Credit Facility includes a $25.0 million Canadian sublimit and a $30.0 million sublimit for standby and documentary letters of credit.
Previously, from February 4, 2025 to December 15, 2025, on the first day of each fiscal quarter within that period, based on the amount of the Company’s average daily excess availability under the facility, borrowings outstanding under the ABL Credit Facility bore interest, at the Company’s option, at:
(i)the prime rate per annum, plus a margin of 1.750% or 2.000%; or
(ii)the Secured Overnight Financing Rate (“SOFR”) per annum, plus 0.100%, plus a margin of 2.750% or 3.000%.
From December 16, 2025 to January 31, 2026, based on the amount of the Company’s average daily excess availability under the facility, borrowings outstanding under the ABL Credit Facility bore interest, at the Company’s option, at:
(i)the prime rate per annum, plus a margin of 1.250%; or
(ii)the SOFR per annum, plus a margin of 2.250%.
From and after February 1, 2026, and on the first day of each fiscal quarter thereafter, based on the amount of the Company’s average daily excess availability under the facility, borrowings outstanding under the ABL Credit Facility bear interest, at the Company’s option at:
(i)the prime rate per annum, plus a margin of 1.000%, 1.250% or 1.500%; or
(ii)the SOFR per annum, plus a margin of 2.000%, 2.250% or 2.500%.
As of April 18, 2024, based on the size of the unused portion of the commitments, the Company is charged a fee ranging from 0.250% to 0.375%.
Previously, from February 4, 2025 to December 15, 2025, letter of credit fees ranged from 1.000% to 1.125% for commercial letters of credit and ranged from 1.500% to 1.750% for standby letters of credit.
From December 16, 2025 to January 31, 2026, letter of credit fees were 0.625% for commercial letters of credit and were 1.250% for standby letters of credit. As of February 1, 2026, letter of credit fees range from 0.500% to 0.750% for commercial letters of credit and range from 1.000% to 1.500% for standby letters of credit. These fees are determined based on the amount of the Company’s average daily excess availability under the facility.
Prior to December 16, 2025, the amount available for loans and letters of credit under the ABL Credit Facility was determined by a borrowing base consisting of certain credit card receivables, certain trade receivables, certain inventory, and the fair market value of certain real estate, subject to certain reserves. As of December 16, 2025, the fair market value of certain real estate is no longer included in this borrowing base.
For Fiscal 2025, Fiscal 2024, and Fiscal 2023, the Company recognized $19.1 million, $25.0 million, and $24.2 million, respectively, in interest expense related to the ABL Credit Facility.
Previously, from April 18, 2024 to December 15, 2025, credit extended under the ABL Credit Facility was secured by a first priority security interest in substantially all of the Company’s U.S. and Canadian assets, including the Company’s intellectual property, certain furniture, fixtures, equipment, and pledges of subsidiary capital stock. As of December 16, 2025, credit extended under the ABL Credit Facility is secured by a first priority security interest in substantially all of the Company’s U.S. and Canadian assets, other than intellectual property, real estate, certain furniture, fixtures and equipment, and pledges of subsidiary capital stock, and a second priority security interest in the Company’s intellectual property, real estate, certain furniture, fixtures and equipment, and pledges of subsidiary capital stock.
The outstanding obligations under the ABL Credit Facility may be accelerated upon the occurrence of certain customary events of default, as described below. The Company is not subject to any early termination fees.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The ABL Credit Facility contains covenants, which include conditions on stock buybacks and the payment of cash dividends or similar payments. These covenants also limit the ability of the Company and its subsidiaries to incur certain liens, to incur certain indebtedness, to make certain investments, acquisitions, or dispositions or to change the nature of its business. Pursuant to a prior amendment, the requisite payment condition thresholds for some of these covenants were heightened, resulting in certain actions such as the repurchase of shares and payment of cash dividends becoming more difficult to perform. Additionally, if the Company is unable to maintain a certain amount of excess availability for borrowings, the Company may be subject to cash dominion, and pursuant to the Eighth Amendment, the Company is required to maintain excess availability of at least $35.0 million, subject to increase based on the Company’s borrowing base (the “excess availability requirement”). The Company was in compliance with this excess availability requirement as of January 31, 2026.
The ABL Credit Facility contains customary events of default, which include (subject in certain cases to customary grace and cure periods) nonpayment of principal or interest, breach of covenants, failure to pay certain other indebtedness, and certain events of bankruptcy, insolvency or reorganization, such as a change of control.
The Company recorded a loss on extinguishment of debt of $1.2 million during Fiscal 2025 when it entered into the Eighth Amendment, which is recorded within Other interest expense.
As of January 31, 2026 and February 1, 2025, unamortized deferred financing costs amounted to $5.6 million and $3.8 million related to the Company’s ABL Credit Facility.
The table below presents the components of the Company’s ABL Credit Facility as of the end of Fiscal 2025 and Fiscal 2024:

	January 31, 2026	February 1, 2025
	(in millions)
Borrowing base	$234.2	$301.9
Credit facility size	350.0	433.0
Maximum borrowing availability (1)	199.2	301.9

Outstanding borrowings	131.1	245.7
Letters of credit outstanding—standby	23.7	16.0
Utilization of credit facility at end of period	154.8	261.7

Availability (2)	$44.4	$40.2

Interest rate at end of period	6.5%	7.6%
Average end-of-day loan balance during the period	$248.7	$284.5
Highest end-of-day loan balance during the period	$302.7	$366.9

Average interest rate	7.6%	8.7%
____________________________________________
(1)Prior to the Eighth Amendment, the lower of the credit facility size and the borrowing base, without factoring in any excess availability requirement. Pursuant to the Eighth Amendment, as of December 16, 2025, the Company’s maximum borrowing availability is the lower of the credit facility size and the borrowing base, net of the new excess availability requirement.
(2)The sub-limit availability for letters of credit was $6.3 million at January 31, 2026 and $9.0 million at February 1, 2025.
SLR Term Loan
On December 16, 2025, the Company and certain of its subsidiaries entered into a term loan agreement (the “SLR Loan Agreement”) with SLR and other affiliated SLR entities as the lenders party thereto, and SLR as Administrative Agent, and Collateral Agent, providing for a $100.0 million term loan (the “SLR Term Loan”). The Company used the net proceeds from the SLR Term Loan to partially pay down its borrowings under the ABL Credit Facility.

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
The SLR Term Loan is secured by a first priority security interest in the Company’s intellectual property, real estate, certain furniture, fixtures and equipment, and pledges of subsidiary capital stock, and a second priority security interest in the collateral secured by a first priority security interest under the ABL Credit Facility. The SLR Term Loan is guaranteed by each of the Company’s subsidiaries that guarantees the Company’s ABL Credit Facility.
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
The SLR Term Loan contains certain customary events of default, which include (subject in certain cases to customary grace periods), nonpayment of principal, breach of other covenants of the SLR Term Loan, inaccuracy in representations or warranties, acceleration of certain other indebtedness (including under the Credit Agreement), certain events of bankruptcy, insolvency or reorganization, such as a change of control, and invalidity of any part of the SLR Term Loan. Additionally, the SLR Term Loan contains the same excess availability requirement as the ABL Credit Facility. The Company was in compliance with this excess availability requirement as of January 31, 2026.
For Fiscal 2025, the Company recognized $1.2 million in interest expense related to the SLR Term Loan. As of January 31, 2026, the interest rate was 8.9%.
As of January 31, 2026, unamortized deferred financing costs amounted to $2.4 million related to the SLR Term Loan.
Mithaq Term Loans
Mithaq Capital SPC, a Cayman segregated portfolio company (“Mithaq”), is a controlling stockholder of the Company. The Company and certain subsidiaries maintain an interest-free, unsecured and subordinated promissory note with Mithaq (the “Initial Mithaq Term Loan”), dated February 29, 2024, by and among the Company, certain of its subsidiaries, and Mithaq. During the first quarter of Fiscal 2025, $60.2 million under the Initial Mithaq Term Loans was repaid pursuant to the completion of the Company’s rights offering on February 6, 2025 (“Rights Offering”), leaving $18.4 million outstanding under the Initial Mithaq Term Loan as of January 31, 2026. The Company recorded a loss on extinguishment of debt of $1.0 million during Fiscal 2025, due to the partial prepayment of the Initial Mithaq Term Loan, which is recorded within Other interest expense. For more information about the Rights Offering, refer to “Note 10. Stockholders’ Deficit” of the Consolidated Financial Statements.
The Initial Mithaq Term Loan matures on April 16, 2031 and is guaranteed by each of the Company’s subsidiaries that guarantees the Company’s ABL Credit Facility.
The Company and certain subsidiaries also maintain an unsecured and subordinated promissory note with Mithaq for a $90.0 million term loan (the “New Mithaq Term Loan”; and together with the Initial Mithaq Term Loan, collectively, the “Mithaq Term Loans”), dated April 16, 2024, by and among the Company, certain of its subsidiaries, and Mithaq.
The New Mithaq Term Loan also matures on April 16, 2031, and requires monthly payments equivalent to interest charged at the SOFR per annum plus 4.000%, with the first year’s monthly payments to Mithaq deferred until April 30, 2025. On April 28, 2025, the Company and Mithaq entered into Amendment No. 1 to the New Mithaq Term Loan promissory note, which subjected these deferred monthly payments due as of April 30, 2025 to a payment plan, payable in installments prior to the end of Fiscal 2025. The New Mithaq Term Loan is guaranteed by each of the Company’s subsidiaries that guarantees the Company’s ABL Credit Facility.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Pursuant to the Company’s refinancing transactions on December 16, 2025, the New Mithaq Term Loan was further amended to allow the Company to defer its monthly payments upon written notice to Mithaq, and as an amendment consent fee, its principal amount was increased by $2.7 million to $92.7 million, leaving an aggregate of $111.1 million outstanding under the Mithaq Term Loans. These amendments were evaluated under FASB ASC 470 — Debt, and accounted for as debt modifications. The $2.7 million increase in principal amount and the related deferred financing costs are accounted for as noncash financing activities within the Company’s Consolidated Statements of Cash Flows.
For Fiscal 2025 and Fiscal 2024, the Company recognized $7.4 million and $6.5 million, respectively, in interest-equivalent expense related to the New Mithaq Term Loan. As of January 31, 2026, the interest-equivalent rate was 7.8%.
For Fiscal 2025, the Company paid $8.3 million in interest-equivalent charges to Mithaq. These payments were made in the form of Murabaha transactions to be compliant with Shariah law. The purchase and sale of commodities as a result of these transactions have been accounted for in accordance with FASB ASC 610 — Other income, and presented on a net basis within Related party interest expense. As of January 31, 2026 and February 1, 2025, interest-equivalent expense payable to Mithaq was $5.6 million and $6.5 million, respectively, which is recorded within Accrued expenses and other current liabilities.
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
Pursuant to the Company’s refinancing transactions in December 2025, the Mithaq Term Loans are also subordinated in payment priority to the obligations of the Company and its subsidiaries under the SLR Term Loan. Subject to such subordination terms, the Mithaq Term Loans are prepayable at any time and from time to time without penalty and do not require any mandatory prepayments.
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
As of January 31, 2026 and February 1, 2025, unamortized deferred financing costs amounted to $3.6 million and $2.6 million, respectively, related to the Mithaq Term Loans.
Maturities of the Company’s principal debt payments on the SLR Term Loan and Mithaq Term Loans are as follows:

January 31, 2026
(in thousands)
2026	$—
2027	—
2028	—
2029	—
2030	100,000
2031	111,100
Total principal debt payments	$211,100

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Mithaq Commitment Letter
On May 2, 2024, the Company entered into a commitment letter (the “Commitment Letter”) with Mithaq for a $40.0 million credit facility (the “Mithaq Credit Facility”). Initially, under the Mithaq Credit Facility, the Company had the ability to request for advances at any time prior to July 1, 2025. On December 16, 2025, the Company and Mithaq entered into an Amendment No. 3 to the Commitment Letter, that extended the deadline for requesting advances until December 16, 2030.
If any debt is incurred under the Mithaq Credit Facility, it shall require monthly payments equivalent to interest charged at the SOFR per annum plus 9.000%. Such debt shall be unsecured and shall be guaranteed by each of the Company’s subsidiaries that guarantees the Company’s ABL Credit Facility. Similar to the Mithaq Term Loans, such debt shall also be subject to the Mithaq Subordination Agreement, contain customary affirmative and negative covenants substantially similar to a subset of the covenants set forth in the Credit Agreement, and contain certain customary events of default. Additionally, such debt shall require no mandatory prepayments and shall mature no earlier than December 16, 2030. As of January 31, 2026, no debt had been incurred under the Mithaq Credit Facility.

9.    COMMITMENTS AND CONTINGENCIES
Commitments
The Company enters into contractual obligations and commitments that may require future cash payments. These obligations include debt repayments, standby letters of credit and operating lease liabilities. For additional information, refer to “Note 7. Leases” and “Note 8. Debt” of the Consolidated Financial Statements.
The Company enters into various purchase order commitments with its suppliers. For certain suppliers, the Company has the ability to cancel these arrangements, although in some of these instances, the Company may either continue to be liable for payment of the entirety of the purchase order commitment despite cancellation, or be subject to a termination charge reflecting a percentage of work performed prior to cancellation. As of January 31, 2026, these purchase order commitments for the next 12 months for merchandise for re-sale amounted to approximately $121.1 million.
Legal and Regulatory Matters
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

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. STOCKHOLDERS’ DEFICIT
Rights Offering
On February 6, 2025, the Company completed its Rights Offering pursuant to which the Company distributed to the holders of record of the Company’s Common stock as of the close of business on December 13, 2024, the record date for the Rights Offering, non-transferable subscription rights to purchase, in the aggregate, up to 9.2 million shares of Common stock. Each subscription right entitled its holder to purchase 0.7220 shares of Common stock at a subscription price of $9.75 per whole share of Common stock. Additionally, rights holders who fully exercised their basic subscription rights were entitled to subscribe for additional shares of Common stock that remained unsubscribed as a result of any unexercised basic subscription rights. The subscription price was payable by rights holders (i) in cash, (ii) by delivery in lieu of cash of an equivalent amount of any indebtedness for borrowed money (principal and/or accrued and unpaid interest) owed by the Company to such rights holder, or (iii) by delivery of a combination of cash and such indebtedness. Upon the completion of the Rights Offering, the Company issued 9.2 million shares of Common stock for a total purchase price of $90.0 million.
Mithaq purchased 6.7 million shares of Common stock pursuant to the Rights Offering. It paid (i) $5.1 million of the subscription price for such shares in cash and (ii) the remaining $60.2 million of the subscription price for such shares by delivery of indebtedness for borrowed money owed by the Company to Mithaq pursuant to the Initial Mithaq Term Loan. The Company received approximately $29.8 million in cash proceeds from the Rights Offering on February 6, 2025. Substantially all of these cash proceeds from the Rights Offering were used towards prepaying the Company’s ABL Credit Facility.
Share Repurchase Program
In November 2021, the Board authorized a $250.0 million share repurchase program (the “Share Repurchase Program”). Under this program, the Company may repurchase shares on the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, and other market and business conditions. The Company may suspend or discontinue the program at any time and may thereafter reinstitute purchases, all without prior announcement. Currently, pursuant to the terms of the Company’s Credit Agreement and SLR Loan Agreement, the repurchase of any shares would require fulfilling stringent payment conditions under those agreements, except that repurchases of shares as described below, pursuant to the Company’s practice as a result of its insider trading policy, are expressly permitted. As of January 31, 2026, there was $156.1 million remaining availability under the Share Repurchase Program.
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
The following table summarizes the Company’s share repurchases:

	Fiscal Years Ended
	January 31, 2026		February 1, 2025		February 3, 2024
	Shares	Amount	Shares	Amount	Shares	Amount
	(in thousands)
Share repurchases related to:
Share repurchase program	71	$422	71	$674	210	$7,131
Shares acquired and held in treasury	1	$22	5	$66	8	$245
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

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dividends
Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the Board based on a number of factors, including business and market conditions, the Company’s financial performance, and other investment priorities. The Company has no current plans to pay regular cash dividends in Fiscal 2026 pursuant to the terms of the Company’s Credit Agreement and SLR Loan Agreement, which impose certain restrictions on the Company’s ability to pay dividends.

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
In Fiscal 2024, there was a change of control of the Company, which triggered a conversion of all then-outstanding Performance Awards into service-based Performance Awards in accordance with their terms. As a result, the Fiscal 2023, fiscal year 2022, and fiscal year 2021 Performance Awards will all vest or have vested, as applicable, at their Target Shares on their respective vesting dates without regard to the achievement of any of the performance metrics associated with those awards, provided that the recipient be employed at the Company on each such vesting date. In Fiscal 2025, the stock awards granted to employees at senior management levels were Deferred Awards that vest in three equal tranches in fiscal year 2027, fiscal year 2028 and fiscal year 2029. These awards are subject to shareholder approval at the Company’s annual shareholder meeting in May 2026, however a grant date was established in Fiscal 2025 as approval is to be expected due to Mithaq’s majority shareholding and their ability to control over 50% of the votes.
The following table summarizes the Company’s stock-based compensation expense (benefit):

	Fiscal Years Ended
	January 31, 2026	February 1, 2025	February 3, 2024
	(in thousands)
Deferred Awards	$2,312	$2,956	$6,619
Performance Awards (1)	676	9,830	(12,195)
Total stock-based compensation expense (benefit) (2)	$2,988	$12,786	$(5,576)
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
(2)    Stock-based compensation expense (benefit) recorded within Cost of sales (exclusive of depreciation and amortization) amounted to $0.4 million, $1.1 million, and $0.4 million in Fiscal 2025, Fiscal 2024, and Fiscal 2023, respectively. All other stock-based compensation expense is included in Selling, general, and administrative expenses.
The Company recognized a tax benefit related to stock-based compensation expense (benefit) before consideration of the valuation allowance of $0.4 million, $1.6 million, and $0.3 million in Fiscal 2025, Fiscal 2024, and Fiscal 2023, respectively.
At January 31, 2026, the Company had 329,810 shares available for grant under the Equity Plan.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Changes in the Company’s Unvested Stock Awards
Deferred Awards

	Fiscal Years Ended
	January 31, 2026		February 1, 2025		February 3, 2024
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)		(in thousands)
Unvested Deferred Awards at beginning of year	153	$15.23	238	$31.99	282	$49.78
Granted	867	4.86	183	16.27	170	25.35
Vested	(188)	15.18	(158)	28.86	(203)	50.08
Forfeited	(6)	16.89	(110)	33.78	(11)	52.27
Unvested Deferred Awards at end of year	826	$4.36	153	$15.23	238	$31.99
Total unrecognized stock-based compensation expense related to unvested Deferred Awards was $3.0 million as of January 31, 2026, which will be recognized over a weighted average period of approximately 3.2 years.
The fair value of Deferred Awards that vested during Fiscal 2025, Fiscal 2024, and Fiscal 2023 was $1.0 million, $4.6 million, and $4.7 million, respectively.
Performance Awards

	Fiscal Years Ended
	January 31, 2026		February 1, 2025		February 3, 2024
	Number of Shares(1)	Weighted Average Grant Date Fair Value	Number of Shares(1)	Weighted Average Grant Date Fair Value	Number of Shares(1)	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)		(in thousands)
Unvested Performance Awards at beginning of year	252	$24.92	296	$51.98	483	$55.85
Granted	93	9.02	182	14.17	131	21.55
Shares earned in excess (below) of Target Shares	(115)	12.50	—	—	—	—
Vested shares, including shares earned in excess of Target Shares (if applicable)	(37)	48.84	(114)	75.97	(300)	44.71
Forfeited	(56)	13.76	(112)	27.18	(18)	55.01
Unvested Performance Awards at end of year	137	$22.71	252	$24.92	296	$51.98
____________________________________________
(1)For awards for which the performance period is complete, the number of unvested shares is based on actual shares that will vest upon completion of the service period. For awards for which the performance period is not yet complete, the number of unvested shares is based on the participants earning their Target Shares at 100%.
The cumulative expense (benefit) recognized for Performance Awards are based on the changes in the estimated degree to which the related performance metrics are expected to be achieved. Based on the current number of Performance Awards expected to be earned, total unrecognized stock-based compensation expense related to unvested Performance Awards was $0.8 million as of January 31, 2026, which will be recognized over a weighted average period of approximately 1.2 years.
The fair value of Performance Awards that vested during Fiscal 2025, Fiscal 2024 and Fiscal 2023 was $1.4 million, $8.6 million, and $11.8 million, respectively.

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
The following table reconciles net loss and share amounts utilized to calculate basic and diluted loss per common share:

	Fiscal Years Ended
	January 31, 2026	February 1, 2025	February 3, 2024
	(in thousands)
Net loss	$(88,263)	$(57,819)	$(154,541)

Basic weighted average common shares outstanding	22,028	12,766	12,522
Dilutive effect of stock awards	—	—	—
Diluted weighted average common shares outstanding	22,028	12,766	12,522

Anti-dilutive shares excluded from diluted loss per common share calculation	171	53	114

13.     FAIR VALUE MEASUREMENT
FASB ASC 820 — Fair Value Measurement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.
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
The fair value of the Initial Mithaq Term Loan with a carrying value (gross of debt issuance costs) of $18.4 million at January 31, 2026, was approximately $11.6 million. The fair value of the New Mithaq Term Loan with a carrying value (gross of debt issuance costs) of $92.7 million at January 31, 2026, was approximately $86.9 million. The fair value of the Mithaq Term Loans was estimated using a market approach, which considers the Company’s credit risk and market related conditions, and is therefore within Level 2 of the fair value hierarchy. The carrying amount of the Company’s remaining short-term and long-term borrowings, which are considered Level 2 liabilities, approximates fair value based on current rates and terms available to the Company for similar debt.
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
The Company performed periodic quantitative impairment assessments of its store-related long-lived assets and did not record an impairment charge during Fiscal 2025 and Fiscal 2024. The Company recorded impairment charges of $5.6 million during Fiscal 2023, inclusive of ROU assets.
The Company reviewed its remaining fixed assets for indicators of impairment. Based on the results of the tests performed, the Company recorded an impairment charge of $2.0 million during Fiscal 2025 related to the decommissioning of its Sugar and Jade and PJ Place websites.
Impairment of Indefinite-Lived Intangible Assets
The Company estimates the fair value of its indefinite-lived Gymboree tradename based on an income approach using the relief-from-royalty method. Estimating fair value using this method requires management to estimate future revenues, royalty rates, discount rates, long-term growth rates, and other factors in order to project future cash flows.
The Company performs a periodic impairment assessment of the Gymboree tradename, in accordance with FASB ASC 350 — Intangibles — Goodwill and Other. Based on this assessment, the Company did not identify any indicators of impairment during Fiscal 2025. The Company recorded a $28.0 million impairment charge in Fiscal 2024, which reduced the carrying value to its fair value of $13.0 million. The Company recorded a $29.0 million impairment charge in Fiscal 2023.

14.    INCOME TAXES
The components of Loss before provision (benefit) for income taxes were as follows:

	Fiscal Years Ended
	January 31, 2026	February 1, 2025	February 3, 2024
	(in thousands)
Domestic	$(96,584)	$(58,830)	$(156,703)
Foreign	6,299	9,382	42,905
Total loss before provision (benefit) for income taxes	$(90,285)	$(49,448)	$(113,798)

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The components of the Company’s Provision (benefit) for income taxes consisted of the following:

	Fiscal Years Ended
	January 31, 2026	February 1, 2025	February 3, 2024
	(in thousands)
Current:
Federal	$(4,127)	$4,812	$(1,239)
State and local	(286)	1,120	249
Foreign	2,972	2,439	4,758
Total current provision (benefit)	(1,441)	8,371	3,768
Deferred:
Federal	(643)	—	21,125
State and local	62	—	13,019
Foreign	—	—	2,831
Total deferred provision (benefit)	(581)	—	36,975
Total provision (benefit) for income taxes	$(2,022)	$8,371	$40,743
Effective tax rate	2.2%	(16.9)%	(35.8)%
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act allows net operating losses (“NOLs”) incurred in taxable years 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to offset 100% of taxable income and to generate a refund of previously paid income taxes. Pursuant to the CARES Act, the Company carried back the taxable year 2020 tax loss of $150.0 million to prior years. As of January 31, 2026, the remaining income tax receivable of $19.1 million is included within Prepaid expenses and other current assets on the Consolidated Balance Sheets. Subsequent to Fiscal 2025, on February 5, 2026, the Company entered into a Receivables Purchase Agreement with TRMEF Basis II LLC to sell its income tax receivable of $19.1 million plus accrued interest of $3.7 million for a total purchase price of $20.1 million. Refer to “Note 17. Subsequent Events” of the Consolidated Financial Statements.
The Company prospectively adopted ASU 2023-09 that requires disaggregation of information in the effective income tax rate reconciliation and income taxes paid disclosures.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation between the calculated tax benefit based on the U.S. federal statutory rate of 21.0% and the effective tax rate for Fiscal 2025 (in accordance with ASU 2023-09) is as follows:

	Fiscal Year Ended
	January 31, 2026
	(in thousands)%
Calculated income tax benefit at U.S. federal statutory rate	$(18,960)	21.0%
State and local income taxes, net of federal income tax effect (1)	(163)	0.2%
Foreign Tax Effects
Hong Kong
Foreign tax rate differential	(686)	0.8%
Income excluded from Hong Kong tax base	(1,430)	1.6%
Pillar Two	1,489	(1.6)%
Other	(400)	0.4%
Canada
Foreign tax rate differential	(483)	0.5%
Changes in valuation allowance	2,368	(2.6)%
Other	507	(0.6)%
Other foreign jurisdictions	480	(0.5)%
Effects of Cross-Border Tax Laws	(237)	0.3%
Tax Credits	522	(0.6)%
Changes in valuation allowance	16,433	(18.2)%
Changes in Unrecognized tax benefits	(1,825)	2.0%
Other	363	(0.5)%
Total benefit for income taxes	$(2,022)	2.2%
____________________________________________
(1)     State and local tax expense was not material in Fiscal 2025.
The Organization for Economic Cooperation and Development (“OECD”) introduced a global minimum corporate tax rate of 15% under its Pillar Two initiative (“Pillar Two”), which became effective for tax years beginning in January 2024. Although the U.S. has not implemented the Pillar Two rules, other regions where we conduct business, primarily Hong Kong and Canada, have enacted such legislation. The effective income tax rate for Fiscal 2025 includes the global minimum tax provision of OECD Pillar Two for Hong Kong.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation between the calculated tax provision (benefit) based on the U.S. federal statutory rate of 21.0% and the effective tax rate for Fiscal 2024 and Fiscal 2023 (as previously reported in accordance with guidance prior to the adoption of ASU 2023-09) is as follows:

	Fiscal Years Ended
	February 1, 2025	%	February 3, 2024	%
	(in thousands)
Calculated income tax benefit at U.S. federal statutory rate	$(10,384)	21.0%	$(23,898)	21.0%
State and local income taxes, net of federal benefit	(2,145)	4.3%	(6,901)	6.1%
Foreign tax rate differential (1)	(3,082)	6.2%	(4,937)	4.3%
Non-deductible expenses	2,654	(5.4)%	(1,488)	1.3%
Excess tax detriment related to stock compensation	889	(1.8)%	558	(0.5)%
Unrecognized tax benefits	104	(0.2)%	3,127	(2.7)%
Change in valuation allowance	18,251	(36.9)%	68,625	(60.3)%
Global intangible low-taxed income	251	(0.5)%	9,505	(8.4)%
Federal tax credits	(291)	0.6%	(3,242)	2.8%
Other	2,124	(4.2)%	(606)	0.6%
Total provision for income taxes	$8,371	(16.9)%	$40,743	(35.8)%
____________________________________________
(1)     The Company has substantial operations in Hong Kong, which has a lower statutory income tax rate as compared to the U.S. The Company’s foreign effective tax rate for Fiscal 2024 and Fiscal 2023 was 17.5%, and 11.6%, respectively. This rate will fluctuate from year to year in response to changes in the mix of income by country, as well as changes in tax laws in foreign jurisdictions.
The assessment of the amount of value assigned to the Company’s deferred tax assets under the applicable accounting rules is judgmental. The Company is required to consider all available positive and negative evidence in evaluating the likelihood that it will be able to realize the benefit of the Company’s deferred tax assets in the future. Such evidence includes scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and the results of recent operations. Since this evaluation requires consideration of events that may occur some years into the future, there is an element of judgment involved. Realization of the Company’s deferred tax assets is dependent on generating sufficient taxable income in future periods. The Company believes that it is not more likely than not that future taxable income will be sufficient to allow it to recover substantially all of the value assigned to the Company’s deferred tax assets. Thus, in Fiscal 2025, the Company increased its valuation allowance by $20.9 million to $109.1 million.
Income taxes paid (refunded) in Fiscal 2025 (presented in accordance with ASU 2023-09) consisted of:

Fiscal Year Ended
January 31, 2026
(in thousands)
Domestic - federal (1)	$13,986
Domestic - state and local	(331)
Hong Kong	1,786
Other foreign	582
Total income taxes paid, net of refunds	$16,023
____________________________________________
(1)     Includes the Tax Cuts and Jobs Act transition tax payments.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The tax effects of temporary differences which give rise to deferred tax assets and liabilities were as follows:

	January 31, 2026	February 1, 2025
	(in thousands)
Deferred tax assets:
Operating lease liabilities	$45,641	$45,209
Capitalized research and development, net	18,420	22,193
Net operating loss carryforward	31,954	13,578
Reserves	12,143	10,295
Interest expense carryforward	12,341	16,853
Tax credits	5,306	5,616
Inventory	21,422	10,299
Tradenames and customer databases, net	7,984	9,407
Charitable contributions	1,177	815
Stock-based compensation	487	843
Subtotal	156,875	135,108
Less: valuation allowance	(109,060)	(88,148)
Total deferred tax assets	47,815	46,960
Deferred tax liabilities:
Right-of-use assets	(42,325)	(41,460)
Property and equipment, net	(1,911)	(3,530)
Prepaid expenses	(2,607)	(998)
Foreign and state tax on unremitted earnings	(973)	(1,554)
Total deferred tax liabilities	(47,816)	(47,542)

Total deferred tax assets (liabilities), net	$(1)	$(582)
The Company has gross federal NOL carryforwards of approximately $75.1 million which do not expire, state NOL carryforwards of approximately $172.2 million, which either expire between two and nineteen years, or carryforward indefinitely, and foreign NOL carryforwards of approximately $25.5 million, which expire between five and twenty years. The Company also has an Alternative Minimum Tax credit (“AMT”) in Puerto Rico of approximately $0.5 million.
The Company has concluded that it is not more likely than not that its deferred tax assets, including NOLs, can be utilized in the foreseeable future. Thus, the Company’s valuation allowance continues to be maintained against its net deferred tax assets. However, to the extent that tax benefits related to these deferred tax assets are realized in the future, the reduction of the valuation allowance will reduce income tax expense accordingly.
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

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
On December 22, 2017, the U.S. government passed the Tax Cuts and Jobs Act (the “Tax Act”), which is a comprehensive tax legislation that implemented complex changes to the U.S. tax code including, but not limited to, the reduction of the corporate tax rate from 35% to 21% and a move from a global tax regime to a modified territorial regime which required U.S. companies to pay a mandatory one-time transition tax on historical offshore earnings that have not been repatriated to the U.S. During Fiscal 2025, the Company made the final installment payment related to the transition tax liability of $9.5 million.
During the fourth quarter of Fiscal 2025, the Company removed its indefinite reinvestment assertion on earnings subsequent to the enactment of the transition tax under the Tax Act. Accordingly, the Company is no longer indefinitely reinvested with respect to its undistributed earnings from foreign subsidiaries pre and post the one-time transition tax. The Company has provided a deferred tax liability for any income tax impacts that would result from cash distributions, including any withholding taxes. Determining the amount of unrecognized deferred tax liability related to any additional outside basis difference in the Company’s foreign subsidiaries is not practicable.
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
A reconciliation of the gross amounts of unrecognized tax benefits, excluding accrued interest and penalties, is as follows:

	Fiscal Years Ended
	January 31, 2026	February 1, 2025
	(in thousands)
Beginning Balance	$6,874	$6,990
Additions for current year tax positions	215	636
Additions for prior year tax positions	1	35
Reductions for prior year tax positions	(341)	(661)
Reductions related to settlements with taxing authorities	—	(70)
Reductions due to a lapse of the applicable statute of limitations	(1,455)	(56)
Ending Balance	$5,294	$6,874
Unrecognized tax benefits of $4.9 million, excluding accrued interest and penalties, at January 31, 2026 would affect the Company’s effective tax rate in future periods, if recognized. The Company accrues interest and penalties related to unrecognized tax benefits as part of the provision for income taxes. At January 31, 2026 and February 1, 2025, accrued interest and penalties of $0.5 million and $0.8 million, respectively, were included in unrecognized tax benefits. Interest, penalties, and reversals thereof, net of taxes, amounted to a benefit of $(0.4) million in Fiscal 2025 and an expense of $0.2 million in Fiscal 2024.
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

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the United States. The legislation contains certain provisions related to the full expensing of U.S. research and development costs and other depreciable property. The legislation also includes changes to the determination of the amount of U.S. interest expense that is deductible for U.S. tax purposes. While these changes are generally favorable to the Company’s cash tax position, the legislation did not have a material impact on our effective tax rate and consolidated financial statements for Fiscal 2025.

15.    RETIREMENT AND SAVINGS PLANS
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
The 401(k) Plan is available for all U.S. employees of the Company. The Company matches the first 3% of the participant’s contributions and 50% of the next 2% of the participant’s contributions, and the Company’s matching contribution vests immediately. The Company’s matching contributions were $3.2 million in Fiscal 2025, $3.4 million in Fiscal 2024, and $4.0 million in Fiscal 2023.
Deferred Compensation Plan
The Deferred Compensation Plan liability, excluding Company stock, was $1.1 million at January 31, 2026 and February 1, 2025, respectively. The value of the assets held in the rabbi trust was $1.1 million at January 31, 2026 and February 1, 2025, respectively. The cost of the Company’s stock repurchased was $0.1 million at January 31, 2026 and February 1, 2025, respectively.
Other Plans
Under statutory requirements, the Company contributes to retirement plans for its operations in Canada, Puerto Rico, and Asia. Contributions under these plans were $0.7 million, $0.5 million, and $0.6 million in Fiscal 2025, Fiscal 2024, and Fiscal 2023, respectively.

16.    SEGMENT INFORMATION
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

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Major Customers
Net sales to external customers are derived from merchandise sales, and the Company has one U.S. wholesale customer that individually accounted for more than 10% of its net sales, amounting to $127.7 million and $170.7 million, during Fiscal 2025 and Fiscal 2024, respectively, and accounts for a majority of the Company’s accounts receivable, amounting to $13.7 million and $31.6 million as of January 31, 2026 and February 1, 2025, respectively.
Store Count by Segment
As of January 31, 2026, The Children’s Place U.S. had 442 stores and The Children’s Place International had 56 stores. As of February 1, 2025, The Children’s Place U.S. had 437 stores and The Children’s Place International had 58 stores.
The tables below present certain segment information, including significant segment expenses, for our reportable segments for the periods indicated:

	Fiscal Year Ended January 31, 2026
	The Children’s Place U.S.	The Children’s Place International (1)	Total
	(in thousands)
Net sales	$1,103,459	$105,371	$1,208,830
Cost of sales (2)	761,011	86,261	847,272
Selling, general, and administrative expenses (3)	381,932	34,834	416,766
Other segment expenses (4)	2,004	—	2,004
Segment operating loss	$(41,488)	$(15,724)	$(57,212)
Segment operating loss as a percentage of net sales	(3.8)%	(14.9)%	(4.7)%

	Fiscal Year Ended February 1, 2025
	The Children’s Place U.S.	The Children’s Place International (1)	Total
	(in thousands)
Net sales	$1,266,500	$119,769	$1,386,269
Cost of sales (2)	836,351	90,457	926,808
Selling, general, and administrative expenses (3)	405,895	39,267	445,162
Other segment expenses (4)	28,000	—	28,000
Segment operating loss	$(3,746)	$(9,955)	$(13,701)
Segment operating loss as a percentage of net sales	(0.3)%	(8.3)%	(1.0)%

	Fiscal Year Ended February 3, 2024
	The Children’s Place U.S.	The Children’s Place International (1)	Total
	(in thousands)
Net sales	$1,457,352	$145,156	$1,602,508
Cost of sales (2)	1,058,423	98,811	1,157,234
Selling, general, and administrative expenses (3)	450,868	43,661	494,529
Other segment expenses (4)	34,543	—	34,543
Segment operating income (loss)	$(86,482)	$2,684	$(83,798)
Segment operating income (loss) as a percentage of net sales	(5.9)%	1.8%	(5.2)%
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

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The table below presents a reconciliation of reportable segment operating loss to Loss before provision (benefit) for income taxes:

	Fiscal Years Ended
	January 31, 2026	February 1, 2025	February 3, 2024
	(in thousands)
Total segment operating loss	$(57,212)	$(13,701)	$(83,798)
Related party interest expense	(7,607)	(6,493)	—
Other interest expense	(25,516)	(29,301)	(30,087)
Interest income	50	47	87
Loss before provision (benefit) for income taxes	$(90,285)	$(49,448)	$(113,798)
Additional Segment Data

	Fiscal Years Ended
	January 31, 2026	February 1, 2025	February 3, 2024
	(in thousands)
Depreciation and amortization:
The Children’s Place U.S.	$30,973	$35,644	$43,428
The Children’s Place International	2,100	3,968	3,758
Total depreciation and amortization	$33,073	$39,612	$47,186

Capital expenditures:
The Children’s Place U.S.	$16,696	$15,245	$27,462
The Children’s Place International	685	585	97
Total capital expenditures	$17,381	$15,830	$27,559

	Fiscal Years Ended
	January 31, 2026	February 1, 2025
	(in thousands)
Total assets:
The Children’s Place U.S.	$631,198	$711,564
The Children’s Place International	39,101	35,988
Total assets	$670,299	$747,552
 Geographic Information
The Company’s long-lived assets were located in the following countries:

	Fiscal Years Ended
	January 31, 2026	February 1, 2025
	(in thousands)
Long-lived assets (1):
United States	$258,645	$267,751
Canada	10,615	9,801
Asia	3,042	1,996
Total long-lived assets	$272,302	$279,548
___________________________________________
(1)The Company long-lived assets are comprised of net Property and equipment, ROU assets, Tradenames, and Other assets.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17.    SUBSEQUENT EVENTS
On February 5, 2026, the Company entered into a Receivables Purchase Agreement (the “RPA”) with TRMEF Basis II LLC (“TRMEF”) to sell its CARES Act income tax receivable of $19.1 million plus accrued interest of $3.7 million at a purchase rate of 88.5%, for a total purchase price of $20.1 million. The Company received net cash proceeds of $15.9 million, after insurance and legal fees amounting to $0.7 million. The remaining proceeds of $3.5 million are expected to be received in two tranches as follows: (i) upon confirmation by the IRS of submission by the IRS of the Revenue Agent Report to the Joint Committee on Taxation, TRMEF shall pay $2.5 million to the Company, less the amount of any downward adjustments in respect of the tax refund claim set forth in such Revenue Agent Report, and (ii) on the date on which TRMEF receives payment in full in cash of the refund claim, TRMEF shall pay $1.0 million to the Company, less 10% of accrued interest as of the effective date of the RPA. The Company used the net proceeds from the sale of its income tax receivable to partially pay down its borrowings under the ABL Credit Facility.
On March 31, 2026, the Company entered into a Claim Sale and Purchase Agreement with Alnus Investors, LLC (“Alnus”) to sell its claims for refunds of tariffs previously paid to the U.S. Customs and Border Protection, related to those tariffs originally invoked under the International Emergency Economics Powers Act of 1977, for which such tariffs were ruled unlawful by the United States Supreme Court on February 20, 2026. Alnus purchased an aggregate amount of $38.2 million of these refund claims at a purchase rate of 67.2%, for a total purchase price of $25.7 million. The Company used the net proceeds from the sale of these refund claims to partially pay down its borrowings under the Company’s ABL Credit Facility.

(a)(3) Exhibits.

Exhibit	Description

3.1
Amended and Restated Certificate of Incorporation of the Company dated May 7, 2025 filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on May 9, 2025 is incorporated by reference herein.

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

10.9(*)
The Company Profit Sharing/401(k) Plan Adoption Agreement No.#001 for use with Fidelity Basic Plan Document No. 17 entered into by the Company and Fidelity Management Trust Company on September 11, 2015 as filed as Exhibit 10.28 to the registrant’s Annual Report on Form 10-K for the period ended January 30, 2016, is incorporated by reference herein.

10.10
The Children’s Place, Inc. Fourth Amended and Restated 2011 Equity Incentive Plan filed as Annex B to the registrant’s Definitive Proxy Statement on Schedule 14A filed on April 2, 2021, is incorporated by reference herein.

10.11
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
10.12
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

10.13
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

10.14
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

10.15
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

10.16
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

10.17
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

10.18
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

10.19
Eighth Amendment to Amended and Restated Credit Agreement, dated December 16, 2025, among the Company, certain subsidiaries of the Company, the Credit Agreement Lenders and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, L/C Issuer and Swing Line Lender filed as Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q for the period ended November 1, 2025, is incorporated by reference herein.

10.20
Credit Agreement, dated December 16, 2025, among the Company, certain subsidiaries of the Company and Crystal Financial LLC d/b/a SLR Credit Solutions, as Administrative Agent and Collateral Agent filed as Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q for the period ended November 1, 2025, is incorporated by reference herein.

10.21
Unsecured Promissory Note, dated February 29, 2024, among the Company, certain subsidiaries of the Company, and Mithaq Capital SPC filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on March 4, 2024, is incorporated by reference herein.

10.22
Amendment No. 1 to Unsecured Promissory Note, dated as of December 16, 2025, among the Company, certain subsidiaries of the Company, and Mithaq Capital SPC filed as Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q for the period ended November 1, 2025, is incorporated by reference herein.

Exhibit	Description
10.23
Unsecured Promissory Note, dated April 16, 2024, among the Company, certain subsidiaries of the Company, and Mithaq Capital SPC filed as Exhibit 10.26 to the registrant’s Annual Report on Form 10-K for the period ended February 3, 2024, is incorporated by reference herein.

10.24
Amendment No. 1 to Unsecured Promissory Note (the New Mithaq Term Loan), dated as of April 28, 2025, among the Company, certain subsidiaries of the Company, and Mithaq Capital SPC filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the period ended May 3, 2025, is incorporated by reference herein.

10.25
Amendment No. 2 to Unsecured Promissory Note (the New Mithaq Term Loan), dated as of December 16, 2025, among the Company, certain subsidiaries of the Company, and Mithaq Capital SPC filed as Exhibit 10.9 to the registrant’s Quarterly Report on Form 10-Q for the period ended November 1, 2025, is incorporated by reference herein.

10.26
Commitment Letter for $40 Million Senior Unsecured Credit Facility, dated as of May 2, 2024, among the Company, certain subsidiaries of the Company, and Mithaq Capital SPC filed as Exhibit 10.27 to the registrant’s Annual Report on Form 10-K for the period ended February 3, 2024, is incorporated by reference herein.

10.27
Amendment No. 1 to Commitment Letter for $40 Million Senior Unsecured Credit Facility, dated as of September 10, 2024, among the Company, certain subsidiaries of the Company, and Mithaq Capital SPC filed as Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q for the period ended August 3, 2024, is incorporated by reference herein.

10.28
Amendment No. 2 to Commitment Letter for $40 Million Senior Unsecured Credit Facility, dated as of September 4, 2025, among the Company, certain subsidiaries of the Company, and Mithaq Capital filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the period ended August 2, 2025, is incorporated by reference herein.

10.29
Amendment No. 3 to Commitment Letter for $40 Million Senior Unsecured Credit Facility, dated as of December 16, 2025, among the Company, certain subsidiaries of the Company, and Mithaq Capital SPC filed as Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q for the period ended November 1, 2025, is incorporated by reference herein.

10.30
Asset Purchase Agreement, dated March 1, 2019, by and among TCP Brands, LLC, as buyer, and Gymboree Group, Inc. and its subsidiaries, as sellers, filed as Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q for the period ended May 4, 2019, is incorporated by reference herein.

10.31
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

10.33(*)
Letter Agreement dated May 29, 2024 between The Children’s Place, Inc. and Muhammad Umair filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the period ended May 4, 2024, is incorporated by reference herein.

10.34(*)
Letter Agreement dated August 9, 2024 between The Children’s Place, Inc. and Claudia Lima-Guinehut filed as Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the period ended August 3, 2024, is incorporated by reference herein.

10.35(*)
Letter Agreement dated February 25, 2025 between The Children’s Place, Inc. and John Szczepanski filed as Exhibit 10.29 to the registrant’s Annual Report on Form 10-K for the period ended February 1, 2025, is incorporated by reference herein.

10.36(*)
Form of Deferred Cash Award Agreement under the 2011 Equity Incentive Plan (Group Vice President & below) filed as Exhibit 10.27 to the registrant’s Annual Report on Form 10-K for the period ended February 1, 2025, is incorporated by reference herein.

10.37(*)
Form of Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Plan (Senior Vice President & above) filed as Exhibit 10.28 to the registrant’s Annual Report on Form 10-K for the period ended February 1, 2025, is incorporated by reference herein.

10.38(*)
Form of Deferred Cash Award Agreement under the 2011 Equity Incentive Plan (Group Vice President & above) filed as Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the period ended August 2, 2025, is incorporated by reference herein.

10.39(*)
Form of Performance-Based Cash Award Agreement under the 2011 Equity Incentive Plan (Group Vice President & above) filed as Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the period ended August 2, 2025, is incorporated by reference herein.

10.40(*)
Form of Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Plan (Group Vice President & above) filed as Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q for the period ended August 2, 2025, is incorporated by reference herein.

10.41(+)(*)	Letter Agreement dated February 18, 2026 between The Children’s Place, Inc. and Kim Roy.

Exhibit	Description
10.42(+)(*)	Separation Agreement dated March 10, 2026 between The Children’s Place, Inc. and Claudia Lima-Guinehut.
19.1(+)	The Children’s Place Inc. Insider Trading Policy
21.1(+)	Subsidiaries of the Company.
23.1(+)	Consent of Independent Registered Public Accounting Firm BDO USA, P.C.
23.2(+)	Consent of Independent Registered Public Accounting Firm Ernst & Young, LLP.
31.1(+)	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2(+)	Certificate of Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32(+)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
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
April 10, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Turki Saleh A. AlRajhi	Executive Chairman of the Board	April 10, 2026
Turki Saleh A. AlRajhi

/S/ Muhammad Asif Seemab	Executive Vice Chairman of the Board	April 10, 2026
Muhammad Asif Seemab

/S/ Muhammad Umair	Director, President and Chief Executive Officer (Principal Executive Officer)	April 10, 2026
Muhammad Umair

/S/ John Szczepanski	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 10, 2026
John Szczepanski

/S/ Douglas Edwards	Director	April 10, 2026
Douglas Edwards

/S/ Hussan Arshad	Director	April 10, 2026
Hussan Arshad

/S/ Kim Roy	Executive Director	April 10, 2026
Kim Roy

/S/ Rhys Summerton	Director	April 10, 2026
Rhys Summerton