Form 10-Q
period 2026-05-02
Childrens Place, Inc.
filed 2026-06-12
CIK 1041859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, par value $0.10 per share, outstanding at June 8, 2026: 22,237,067.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MAY 2, 2026

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 2, 2026	January 31, 2026	May 3, 2025
	(in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$4,781	$5,489	$5,694
Accounts receivable	30,403	25,967	41,337
Inventories	326,378	325,100	422,204
Prepaid expenses and other current assets	41,670	41,441	31,374
Total current assets	403,232	397,997	500,609
Long-term assets:
Property and equipment, net	81,465	81,658	92,094
Right-of-use assets	218,835	164,495	166,008
Tradenames, net	13,000	13,000	13,000
Other assets	12,644	13,149	7,891
Total assets	$729,176	$670,299	$779,602

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Revolving loan	$149,958	$131,078	$258,623
Accounts payable	102,035	108,481	131,392
Current portion of operating lease liabilities	66,234	57,236	66,522
Income taxes payable	1,770	2,945	1,134
Short-term debt	44,382	—	—
Accrued expenses and other current liabilities	88,004	88,149	85,938
Total current liabilities	452,383	387,889	543,609
Long-term liabilities:
Long-term debt	97,678	97,588	—
Related party long-term debt	107,724	107,554	107,010
Long-term portion of operating lease liabilities	167,875	120,410	112,667
Other tax liabilities	3,594	3,520	5,405
Other long-term liabilities	7,155	7,521	9,496
Total liabilities	836,409	724,482	778,187
Commitments and contingencies (see Note 7)
Stockholders’ equity (deficit):
Preferred stock, $1.00 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—	—
Common stock, $0.10 par value, 100,000 shares authorized; 22,234, 22,171, and 22,065 issued; 22,232, 22,169, and 22,062 outstanding	2,223	2,217	2,207
Additional paid-in capital	242,258	242,718	241,824
Treasury stock, at cost (2, 2, and 3 shares)	(68)	(68)	(90)
Deferred compensation	68	68	90
Accumulated other comprehensive loss	(17,576)	(18,171)	(15,909)
Accumulated deficit	(334,138)	(280,947)	(226,707)
Total stockholders’ equity (deficit)	(107,233)	(54,183)	1,415
Total liabilities and stockholders’ equity (deficit)	$729,176	$670,299	$779,602

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
	(in thousands, except loss per common share)
Net sales	$215,225	$242,125
Cost of sales (exclusive of depreciation and amortization)	161,874	171,342
Gross profit	53,351	70,783
Selling, general, and administrative expenses	88,864	86,670
Depreciation and amortization	6,666	8,230
Operating loss	(42,179)	(24,117)
Related party interest expense	(1,942)	(1,871)
Other interest expense	(7,756)	(6,701)
Interest income	8	10
Loss before provision for income taxes	(51,869)	(32,679)
Provision for income taxes	1,322	1,344
Net loss	$(53,191)	$(34,023)

Loss per common share
Basic	$(2.40)	$(1.57)
Diluted	$(2.40)	$(1.57)

Weighted average common shares outstanding
Basic	22,209	21,629
Diluted	22,209	21,629

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
	(in thousands)
Net loss	$(53,191)	$(34,023)
Other comprehensive income:
Foreign currency translation adjustment	595	3,582
Total comprehensive loss	$(52,596)	$(30,441)

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

Thirteen Weeks Ended May 2, 2026
						Accumulated
			Additional			Other			Total
	Common Stock		Paid-In	Deferred	Accumulated	Comprehensive	Treasury Stock		Stockholders’
(in thousands)	Shares	Amount	Capital	Compensation	Deficit	Loss	Shares	Amount	Deficit
Balance, January 31, 2026	22,171	$2,217	$242,718	$68	$(280,947)	$(18,171)	(2)	$(68)	$(54,183)
Vesting of stock awards	72	7	(7)	—	—	—	—	—	—
Stock-based compensation benefit	—	—	(425)	—	—	—	—	—	(425)
Purchase and retirement of common stock	(9)	(1)	(28)	—	—	—	—	—	(29)
Other comprehensive income	—	—	—	—	—	595	—	—	595
Net loss	—	—	—	—	(53,191)	—	—	—	(53,191)
Balance, May 2, 2026	22,234	$2,223	$242,258	$68	$(334,138)	$(17,576)	(2)	$(68)	$(107,233)

Thirteen Weeks Ended May 3, 2025
						Accumulated			Total
			Additional			Other			Stockholders’
	Common stock		Paid-In	Deferred	Accumulated	Comprehensive	Treasury Stock		Equity
(in thousands)	Shares	Amount	Capital	Compensation	Deficit	Loss	Shares	Amount	(Deficit)
Balance, February 1, 2025	12,785	$1,279	$151,485	$90	$(192,684)	$(19,491)	(3)	$(90)	$(59,411)
Vesting of stock awards	64	6	(6)	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,746	—	—	—	—	—	1,746
Purchase and retirement of common stock	(15)	(1)	(83)	—	—	—	—	—	(84)
Rights offering stock issuance	9,231	923	89,077	—	—	—	—	—	90,000
Stock issuance costs	—	—	(395)	—	—	—	—	—	(395)
Other comprehensive income	—	—	—	—	—	3,582	—	—	3,582
Net loss	—	—	—	—	(34,023)	—	—	—	(34,023)
Balance, May 3, 2025	22,065	$2,207	$241,824	$90	$(226,707)	$(15,909)	(3)	$(90)	$1,415

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(53,191)	$(34,023)
Reconciliation of net loss to net cash used in operating activities:
Non-cash portion of operating lease expense	15,575	17,563
Depreciation and amortization	6,666	8,230
Amortization of financing costs	3,339	716
Non-cash stock-based compensation expense (benefit), net	(425)	1,746
Loss on extinguishment of debt	—	1,039
Other non-cash (income) expense, net	—	(78)
Changes in operating assets and liabilities:
Inventories	(1,282)	(21,565)
Accounts receivable	(4,434)	1,407
Prepaid expenses	(1,393)	(8,945)
Income taxes payable, net of prepayments	2,787	690
Other non-current assets	222	(954)
Accounts payable and other current liabilities	(7,810)	9,424
Lease liabilities	(13,454)	(17,425)
Other long-term liabilities	(366)	(783)
Net cash used in operating activities	(53,766)	(42,958)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,034)	(3,413)
Net cash used in investing activities	(8,034)	(3,413)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	168,169	168,814
Repayments under revolving credit facility	(149,289)	(155,850)
Proceeds from rights offering	—	90,000
Purchase and retirement of common stock	(29)	(84)
Repayment of related party term loan	—	(60,187)
Payment of debt issuance costs	(713)	—
Proceeds from short-term debt	42,301	—
Payment of stock issuance costs	—	(395)
Net cash provided by financing activities	60,439	42,298
Effect of exchange rate changes on cash and cash equivalents	653	4,420
Net increase (decrease) in cash and cash equivalents	(708)	347
Cash and cash equivalents, beginning of period	5,489	5,347
Cash and cash equivalents, end of period	$4,781	$5,694
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Net cash paid (received) for income taxes	$(1,422)	$667
Cash paid for interest	5,416	5,142
Purchases of property and equipment not yet paid	3,835	2,492

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.BASIS OF PRESENTATION
Description of Business
The Children’s Place, Inc. and its subsidiaries (collectively, the “Company”) is one of the only pure-play children’s specialty retailers in North America with an omni-channel presence. The Company designs, contracts to manufacture, and sells fashionable, high-quality apparel, accessories and footwear predominantly at value prices, primarily under the Company’s proprietary brands “The Children’s Place” and “Gymboree”. Its global retail and wholesale network includes two digital storefronts, 497 stores in North America, wholesale marketplaces, 329 international points of distribution in 13 countries through nine international franchise and wholesale partners and social media channels on Instagram, Facebook, and X, formerly known as Twitter. The Company’s digital storefronts are at www.childrensplace.com and www.gymboree.com, where its customers are able to shop online for the same merchandise available in its physical stores, as well as certain exclusive merchandise offered only on its e-commerce sites.
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
Terms that are commonly used in the notes to the Company’s consolidated financial statements are defined as follows:
•First Quarter 2026 — The thirteen weeks ended May 2, 2026
•First Quarter 2025 — The thirteen weeks ended May 3, 2025
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
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated. As of May 2, 2026, January 31, 2026 and May 3, 2025, the Company did not have any investments in unconsolidated affiliates. FASB ASC 810 — Consolidation is considered when determining whether an entity is subject to consolidation.
In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary for a fair statement of the consolidated balance sheets of the Company as of May 2, 2026 and May 3, 2025, the results of its consolidated operations, consolidated comprehensive loss, and consolidated changes in stockholders’ equity (deficit) for the thirteen weeks ended May 2, 2026 and May 3, 2025, and consolidated cash flows for the thirteen weeks ended May 2, 2026 and May 3, 2025. The consolidated balance sheet as of January 31, 2026 was derived from audited financial statements. Due to the seasonal nature of the Company’s business, the results of operations for the thirteen weeks ended May 2, 2026 and May 3, 2025 are not necessarily indicative of operating results for a full fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026.

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
Significant Accounting Policy Updates
IEEPA Tariff Refund Claims
During the First Quarter 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were unlawful and thus deemed invalid. During Fiscal 2025 and Fiscal 2026, the Company paid approximately $40 million in IEEPA tariffs, which the Company will seek to recover from the U.S. Customs and Border Protection.
The Company has elected to apply the loss recovery guidance under FASB ASC 450 — Contingencies to account for the recognition of these claims. Any future recovery of tariff refund claims will be recognized as a receivable when the claim becomes probable and will be reflected as a reduction of Cost of goods sold for inventory previously sold, or as a reduction of inventory for goods that remain unsold. As of the end of the First Quarter 2026, no asset has been recognized for the recovery of tariff refund claims.
Recent Accounting Standards Updates
Accounting Pronouncement Recently Adopted
In December 2023, the FASB issued Accounting Standards Update No. 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” (“ASU 2023-09”). The amendments in ASU 2023-09 were designed to enhance the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. The Company adopted ASU 2023-09 on a prospective basis and is effective for the Fiscal 2025 consolidated financial statements, and subsequent interim periods. The adoption of ASU 2023-09 expanded the Company’s disclosures, but did not have a material impact on its consolidated financial statements.
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

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
2. REVENUES
The following table presents the Company’s net sales disaggregated by geography:

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
	(in thousands)
South	$77,222	$85,657
Northeast	46,714	45,854
West	26,895	27,741
Midwest	23,476	25,920
International and other (1)	40,918	56,953
Total net sales	$215,225	$242,125
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
The Company recognizes revenue, including shipping and handling fees billed to customers, as applicable, upon purchase at the Company’s retail stores or when received by the customer if the product was purchased via e-commerce, net of coupon redemptions and anticipated sales returns. The Company deferred sales of $4.3 million, $6.3 million, and $7.6 million within Accrued expenses and other current liabilities as of May 2, 2026, January 31, 2026, and May 3, 2025, respectively, based upon estimated time of delivery, at which point control passes to the customer. Sales tax collected from customers is excluded from revenue.
For its wholesale business, the Company recognizes revenue, when title of the goods passes to the customer, net of commissions, discounts, operational chargebacks, and cooperative advertising. The allowance for wholesale revenue included within Accounts receivable was $8.6 million, $12.3 million, and $8.0 million as of May 2, 2026, January 31, 2026, and May 3, 2025, respectively.
For the sale of goods to retail customers with a right of return, the Company recognizes revenue for the consideration it expects to be entitled to and calculates an allowance for estimated sales returns based upon the Company’s sales return experience. Adjustments to the allowance for estimated sales returns in subsequent periods have not been material based on historical data, thereby reducing the uncertainty inherent in such estimates. The allowance for estimated sales returns, which is recorded in Accrued expenses and other current liabilities, was $1.1 million, $0.7 million, and $1.2 million as of May 2, 2026, January 31, 2026, and May 3, 2025, respectively.
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
The Company has a points-based customer loyalty program in which customers earn points based on purchases and other promotional activities. These points can be redeemed for coupons to discount future purchases. During Fiscal 2025, the Company launched a new loyalty program in which customers can now redeem their coupons over a 12-month period. A contract liability is estimated based on the standalone selling price of benefits earned by customers through the program and the related redemption experience under the program. The value of each point earned is recorded as deferred revenue and is included within Accrued expenses and other current liabilities. The total contract liabilities related to this program were $13.1 million, $11.7 million, and $5.4 million as of May 2, 2026, January 31, 2026, and May 3, 2025, respectively. During the First Quarter 2026 and First Quarter 2025, the Company recognized Net sales of $4.5 million and $3.7 million related to the points-based customer loyalty program balance that existed at January 31, 2026 and February 1, 2025, respectively.
The Company’s policy with respect to gift cards is to record revenue as and when the gift cards are redeemed for merchandise. The Company recognizes gift card breakage income in proportion to the pattern of rights exercised by the customer when the Company expects to be entitled to breakage and the Company determines that it does not have a legal obligation to remit the value of the unredeemed gift card to the relevant jurisdiction as unclaimed or abandoned property. Gift card breakage is recorded within Net sales. Prior to their redemption, gift cards are recorded as a liability within Accrued expenses and other current liabilities. The liability is estimated based on expected breakage that considers historical patterns of redemption. The gift card liability balance as of May 2, 2026, January 31, 2026, and May 3, 2025 was $2.9 million, $3.2 million, and $4.4 million, respectively. During the First Quarter 2026 and the First Quarter 2025, the Company recognized Net sales of $1.1 million and $1.4 million related to the gift card liability balance that existed at January 31, 2026 and February 1, 2025, respectively.
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

		May 2, 2026
	Useful Life	Gross Amount	Accumulated Amortization	Net Amount
		(in thousands)
Gymboree tradename	Indefinite	$13,000	$—	$13,000
Total intangible assets		$13,000	$—	$13,000

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

		January 31, 2026
	Useful Life	Gross Amount	Accumulated Amortization	Net Amount
		(in thousands)
Gymboree tradename	Indefinite	$13,000	$—	$13,000
Total intangible assets		$13,000	$—	$13,000

		May 3, 2025
	Useful Life	Gross Amount	Accumulated Amortization	Net Amount
		(in thousands)
Gymboree tradename	Indefinite	$13,000	$—	$13,000
Total intangible assets		$13,000	$—	$13,000
The Company did not identify any indicators of impairment on the Gymboree tradename in the First Quarter 2026 and First Quarter 2025.

4. PROPERTY AND EQUIPMENT, NET
Property and equipment consisted of the following:

	May 2, 2026	January 31, 2026	May 3, 2025
	(in thousands)
Land and land improvements	$3,403	$3,403	$3,404
Building and improvements	36,208	36,208	36,635
Material handling equipment	73,813	73,813	84,659
Leasehold improvements	152,567	152,116	160,393
Store fixtures and equipment	139,648	140,126	151,884
Capitalized software	204,801	208,671	228,679
Construction in progress	7,017	2,091	3,366
	617,457	616,428	669,020
Less: accumulated depreciation and amortization	(535,992)	(534,770)	(576,926)
Property and equipment, net	$81,465	$81,658	$92,094
The Company reviewed its store-related long-lived assets for indicators of impairment, and performed a recoverability test if indicators were identified. Based on the results of the analyses performed, the Company did not record asset impairment charges in the First Quarter 2026 and First Quarter 2025.

5. LEASES
The Company has operating leases for retail stores, corporate offices, distribution facilities, and certain equipment. The Company’s leases have remaining lease terms ranging from less than one year up to eleven years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the lease early. The Company records all occupancy costs in Cost of sales, except costs for administrative office buildings, which are recorded in Selling, general, and administrative expenses. As of the periods presented, the Company’s finance leases were not material to the Consolidated Balance Sheets, Consolidated Statements of Operations, or Consolidated Statements of Cash Flows.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following components of operating lease expense were recognized in the Company’s Consolidated Statements of Operations:

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
	(in thousands)
Fixed operating lease cost	$19,821	$21,199
Variable operating lease cost	6,357	5,759
Total operating lease cost	$26,178	$26,958
The following table provides the weighted-average remaining lease term of the Company’s operating leases, the weighted-average discount rate used to calculate the Company’s operating liabilities, cash paid for amounts included in the measurement of the Company’s operating lease liabilities, and right-of-use (“ROU”) assets obtained in exchange for the Company’s new operating lease liabilities:

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Weighted-average remaining lease term (years)	5.0	4.4
Weighted average discount rate	9.2%	8.6%
Cash paid for amounts included in the measurement of operating lease liabilities ($, in thousands)	13,454	17,425
ROU assets obtained in exchange for new operating lease liabilities ($, in thousands)	70,673	23,088
As of May 2, 2026, the maturities of operating lease liabilities were as follows:

May 2, 2026
(in thousands)
Remainder of 2026	$67,237
2027	65,965
2028	52,719
2029	29,588
2030	21,903
Thereafter	60,814
Total operating lease payments	298,226
Less: imputed interest	(64,117)
Present value of operating lease liabilities	$234,109

6. DEBT
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

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of February 1, 2026, and on the first day of each fiscal quarter thereafter, based on the amount of the Company’s average daily excess availability under the facility, borrowings outstanding under the ABL Credit Facility bear interest, at the Company’s option at:
(i)the prime rate per annum, plus a margin of 1.000%, 1.250% or 1.500%; or
(ii)the Secured Overnight Financing Rate (“SOFR”) per annum, plus a margin of 2.000%, 2.250% or 2.500%.
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
As of December 16, 2025, the amount available for loans and letters of credit under the ABL Credit Facility is determined by a borrowing base consisting of certain credit card receivables, certain trade receivables, and certain inventory, subject to certain reserves.
For the First Quarter 2026 and First Quarter 2025, the Company recognized $2.2 million and $4.8 million, respectively, in interest expense related to the ABL Credit Facility.
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
The ABL Credit Facility contains covenants, which include conditions on stock buybacks and the payment of cash dividends or similar payments. These covenants also limit the ability of the Company and its subsidiaries to incur certain liens, to incur certain indebtedness, to make certain investments, acquisitions, or dispositions or to change the nature of its business. Pursuant to a prior amendment, the requisite payment condition thresholds for some of these covenants were heightened, resulting in certain actions such as the repurchase of shares and payment of cash dividends becoming more difficult to perform. Additionally, if the Company is unable to maintain a certain amount of excess availability for borrowings, the Company may be subject to cash dominion, and pursuant to the Eighth Amendment, the Company is required to maintain excess availability of at least $35.0 million, subject to increase based on the Company’s borrowing base (the “excess availability requirement”). The Company was in compliance with this excess availability requirement as of May 2, 2026.
The ABL Credit Facility contains customary events of default, which include (subject in certain cases to customary grace and cure periods) nonpayment of principal or interest, breach of covenants, failure to pay certain other indebtedness, and certain events of bankruptcy, insolvency or reorganization, such as a change of control.
As of May 2, 2026, January 31, 2026, and May 3, 2025, unamortized deferred financing costs amounted to $5.3 million, $5.6 million, and $3.3 million, related to the Company’s ABL Credit Facility.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The table below presents the components of the Company’s ABL Credit Facility:

	May 2, 2026	January 31, 2026	May 3, 2025
	(in millions)
Borrowing base	$246.7	$234.2	$315.5
Credit facility size	350.0	350.0	433.0
Maximum borrowing availability (1)	211.7	199.2	315.5

Outstanding borrowings	150.0	131.1	258.6
Letters of credit outstanding—standby	23.7	23.7	18.2
Utilization of credit facility at end of period	173.7	154.8	276.8

Availability (2)	$38.0	$44.4	$38.7

Interest rate at end of period	6.5%	6.5%	7.7%
Average interest rate	6.6%	7.6%	7.7%
Average end-of-day loan balance during the period	$124.1	$248.7	$247.2
Highest end-of-day loan balance during the period	$150.0	$302.7	$262.3
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
(2)The sublimit availability for letters of credit was $6.3 million as of May 2, 2026, $6.3 million as of January 31, 2026, and $6.8 million as of May 3, 2025.

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

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The SLR Term Loan contains certain customary events of default, which include (subject in certain cases to customary grace periods), nonpayment of principal, breach of other covenants of the SLR Term Loan, inaccuracy in representations or warranties, acceleration of certain other indebtedness (including under the Credit Agreement), certain events of bankruptcy, insolvency or reorganization, such as a change of control, and invalidity of any part of the SLR Term Loan. Additionally, the SLR Term Loan contains the same excess availability requirement as the ABL Credit Facility. The Company was in compliance with this excess availability requirement as of May 2, 2026.
For the First Quarter 2026, the Company recognized $2.3 million in interest expense related to the SLR Term Loan. As of May 2, 2026, the interest rate was 8.9%.
As of May 2, 2026, unamortized deferred financing costs amounted to $2.3 million related to the SLR Term Loan.
Mithaq Term Loans
Mithaq Capital SPC, a Cayman segregated portfolio company (“Mithaq”), is a controlling stockholder of the Company. The Company and certain subsidiaries maintain an interest-free, unsecured and subordinated promissory note with Mithaq (the “Initial Mithaq Term Loan”), dated February 29, 2024, by and among the Company, certain of its subsidiaries, and Mithaq. During Fiscal 2025, $60.2 million under the Initial Mithaq Term Loan was repaid pursuant to the completion of the Company’s rights offering on February 6, 2025 (“Rights Offering”), leaving $18.4 million outstanding under the Initial Mithaq Term Loan as of May 2, 2026.
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
For the First Quarter 2026 and First Quarter 2025, the Company recognized $1.9 million in interest-equivalent expense related to the New Mithaq Term Loan. As of May 2, 2026, the interest-equivalent rate was 7.8%.
During the First Quarter 2026, the Company deferred all interest-equivalent payments to Mithaq, which is expected to be settled upon maturity of the New Mithaq Term Loan. There were no interest-equivalent payments to Mithaq during the First Quarter 2025. As of May 2, 2026, January 31, 2026, and May 3, 2025, interest-equivalent expense payable to Mithaq was $7.4 million, $5.6 million, and $8.4 million, respectively, which is recorded within Accrued expenses and other current liabilities.
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
As of May 2, 2026, January 31, 2026, and May 3, 2025, unamortized deferred financing costs amounted to $3.4 million, $3.6 million, and $1.4 million, respectively, related to the Mithaq Term Loans.
Maturities of the Company’s principal debt payments on the SLR Term Loan and Mithaq Term Loans are as follows:

May 2, 2026
(in thousands)
Remainder of 2026	$—
2027	—
2028	—
2029	—
2030	100,000
2031	111,113
Total principal debt payments	$211,113
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
If any debt is incurred under the Mithaq Credit Facility, it shall require monthly payments equivalent to interest charged at the SOFR per annum plus 9.000%. Such debt shall be unsecured and shall be guaranteed by each of the Company’s subsidiaries that guarantees the Company’s ABL Credit Facility. Similar to the Mithaq Term Loans, such debt shall also be subject to the Mithaq Subordination Agreement, contain customary affirmative and negative covenants substantially similar to a subset of the covenants set forth in the Credit Agreement, and contain certain customary events of default. Additionally, such debt shall require no mandatory prepayments and shall mature no earlier than December 16, 2030. As of May 2, 2026, no debt had been incurred under the Mithaq Credit Facility.
Monetization of Income Tax Receivable Claim
On February 5, 2026, the Company entered into a Receivables Purchase Agreement (the “RPA”) with TRMEF Basis II LLC (“TRMEF”) to monetize its CARES Act income tax receivable claim of $19.1 million plus accrued interest of $3.7 million at a purchase rate of 88.5%, for a total purchase price of $20.1 million. The Company received net cash proceeds of $15.9 million, after insurance and legal fees amounting to $0.7 million. The remaining proceeds of $3.5 million are expected to be received in two tranches as follows: (i) upon confirmation by the IRS of submission by the IRS of the Revenue Agent Report to the Joint Committee on Taxation, TRMEF shall pay $2.5 million to the Company, less the amount of any downward adjustments in respect of the tax refund claim set forth in such Revenue Agent Report, and (ii) on the date on which TRMEF receives payment in full in cash of the refund claim, TRMEF shall pay $1.0 million to the Company, less 10% of accrued interest as of the effective date of the RPA.
The monetization of the Company’s income tax receivable claim was accounted for in accordance with FASB ASC 470 — Debt, and presented as Short-term debt. As of May 2, 2026, the unamortized financing costs amounted to $3.0 million. These costs are being amortized through the expected settlement date of the claim and recorded in Interest expense based on an effective interest rate of 18.0%.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Monetization of IEEPA Tariff Refund Claims
On March 31, 2026, the Company entered into a Claim Sale and Purchase Agreement with Alnus Investors, LLC (“Alnus”) to monetize its claims for refunds of tariffs previously paid to the U.S. Customs and Border Protection (“CBP”), related to those tariffs originally invoked under the International Emergency Economics Powers Act (“IEEPA”), for which such tariffs were ruled unlawful by the United States Supreme Court on February 20, 2026. Alnus purchased an aggregate amount of $38.2 million of the approximately $40 million refund claims submitted to the CBP at a purchase rate of 67.2%, for a total purchase price of $25.7 million. The Company has received $5.5 million of these refunds from the CBP subsequent to the end of the First Quarter 2026 to date.
The monetization of the Company’s tariff refund claims was accounted for in accordance with FASB ASC 470 — Debt, and presented as Short-term debt. As of May 2, 2026, the unamortized financing costs amounted to $10.5 million. These costs are being amortized through the expected settlement date of the claim and recorded in Interest expense based on an effective interest rate of 153.1%. Refer to “Note 1. Basis of Preparation” for the related accounting policy update on tariff refund claims.

7. COMMITMENTS AND CONTINGENCIES
The Company is a defendant in Gabriela Gonzalez v. The Children’s Place, Inc., a purported class action, pending in the U.S. District Court, Central District of California. The plaintiff alleged that the Company had falsely advertised discounts that do not exist, in violation of California’s Unfair Competition Laws, False Advertising Law and the California Consumer Legal Remedies Act. The Company filed a motion to compel arbitration, which the plaintiff did not oppose, and the court granted the motion on August 17, 2022—staying the case pending the outcome of the arbitration. The demand for arbitration was filed on October 4, 2022, in connection with the individual claim of the plaintiff. A mass arbitration firm associated with plaintiff’s counsel then conducted an advertising campaign for claimants to conduct a mass arbitration. In part, to avoid the mass arbitration, the parties stipulated to return the original plaintiff’s claim to court to proceed as a class action. Accordingly, the arbitration would not be proceeding and the Company’s response to the original plaintiff’s complaint in court was filed on July 20, 2023. On August 16, 2023, however, the Company began to receive notices regarding an initial tranche of approximately 1,300 individual demands that were filed with Judicial Arbitration and Mediation Services, Inc. (“JAMS”) as part of a related mass arbitration claim. The parties participated in mediation proceedings on November 15, 2023 and February 9, 2024. The parties agreed to further discuss settlement options in May 2024, which occurred without resolution. In late May 2024, due to the judge’s retirement, the Gonzalez action was transferred and reassigned to a different judge. Deadlines were therefore reset, including the Company’s motion to dismiss. On June 10, 2024, JAMS advised that it would be pausing its administration of the claims until the parties resolve their dispute over which set of arbitration terms apply to the case. The Company’s motion to dismiss was denied in November 2024. The Company subsequently filed a Motion for Reconsideration in December 2024, which was denied by the court in October 2025. Class certification discovery is ongoing, with class certification proceedings expected to take place in late fiscal 2026. Any liability arising out of these proceedings is not expected to have a material adverse effect on the Company's financial position, results of operations, or cash flows.
The Company is also involved in various legal proceedings arising in the normal course of business. In the opinion of management, any ultimate liability arising out of these proceedings is not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

8. STOCKHOLDERS’ EQUITY (DEFICIT)
Share Repurchase Program
In November 2021, the Company’s board of directors authorized a $250.0 million share repurchase program (the “Share Repurchase Program”). Under this program, the Company may repurchase shares on the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, and other market and business conditions. The Company may suspend or discontinue the program at any time and may thereafter reinstitute purchases, all without prior announcement. Currently, pursuant to the terms of the Company’s Credit Agreement and SLR Loan Agreement, the repurchase of any shares would require fulfilling stringent payment conditions under those agreements, except that repurchases of shares as described below, pursuant to the Company’s practice as a result of its insider trading policy, are expressly permitted. As of May 2, 2026, there was $156.1 million remaining availability under the Share Repurchase Program.

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
The following table summarizes the Company’s share repurchases:

	Thirteen Weeks Ended
	May 2, 2026		May 3, 2025
	Shares	Amount	Shares	Amount
	(in thousands)
Share repurchases related to:
Share repurchase program	9	$29	15	$84
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
The following table summarizes the Company’s stock-based compensation expense (benefit):

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
	(in thousands)
Deferred Awards	$96	$1,239
Performance Awards	(521)	507
Total stock-based compensation expense (benefit) (1)	$(425)	$1,746
___________________________________________
(1)Stock-based compensation expense (benefit) recorded within Cost of sales (exclusive of depreciation and amortization) amounted to $(0.2) million and $0.3 million in the First Quarter 2026 and First Quarter 2025, respectively. All other stock-based compensation expense (benefit) is included in Selling, general, and administrative expenses.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
10. LOSS PER COMMON SHARE
The following table reconciles Net loss and common share amounts utilized to calculate basic and diluted loss per common share:

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
	(in thousands)
Net loss	$(53,191)	$(34,023)

Basic weighted average common shares outstanding	22,209	21,629
Diluted weighted average common shares outstanding	22,209	21,629

Anti-dilutive shares excluded from diluted loss per common share calculation	87	93

11.     FAIR VALUE MEASUREMENT
The Company’s cash and cash equivalents and investments in the rabbi trust are short-term in nature. As such, their carrying amounts approximate fair value. These assets and liabilities fall within Level 1 of the fair value hierarchy. The Company stock included in the deferred compensation plan is not subject to fair value measurement.
The fair value of the Initial Mithaq Term Loan with a carrying value (gross of debt issuance costs) of $18.4 million as of May 2, 2026, was approximately $11.9 million. The fair value of the New Mithaq Term Loan with a carrying value (gross of debt issuance costs) of $92.7 million as of May 2, 2026, was approximately $87.1 million. The fair value of the Mithaq Term Loans was estimated using a market approach, which considers the Company’s credit risk and market related conditions, and is therefore within Level 2 of the fair value hierarchy. The carrying amount of the Company’s remaining short-term and long-term borrowings, which are considered Level 2 liabilities, approximates fair value based on current rates and terms available to the Company for similar debt.
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
The Company performed periodic quantitative impairment assessments of its store-related long-lived assets and did not record an impairment charge in the First Quarter 2026 and First Quarter 2025.
Impairment of Indefinite-Lived Intangible Assets
The Company estimates the fair value of its indefinite-lived Gymboree tradename based on an income approach using the relief-from-royalty method. Estimating fair value using this method requires management to estimate future revenues, royalty rates, discount rates, long-term growth rates, and other factors in order to project future cash flows.
The Company performs a periodic impairment assessment of the Gymboree tradename, in accordance with FASB ASC 350 — Intangibles — Goodwill and Other. Based on this assessment, the Company did not identify any indicators of impairment in the First Quarter 2026 and First Quarter 2025.

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
The Company’s provision for income taxes was $1.3 million during the First Quarter 2026 and the First Quarter 2025. The Company’s effective tax rate was (2.5)% in the First Quarter 2026, compared to (4.1)% in the First Quarter 2025. The change in the effective tax rate is primarily due to a higher pretax loss during the First Quarter 2026 compared to the First Quarter 2025. The Company continues to adjust its valuation allowance based upon its ongoing operating results.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act allows net operating losses (“NOLs”) incurred in taxable years 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to offset 100% of taxable income and to generate a refund of previously paid income taxes. Pursuant to the CARES Act, the Company carried back the taxable year 2020 tax loss of $150.0 million to prior years. As of May 2, 2026, the remaining income tax receivable of $19.1 million is included within Prepaid expenses and other current assets on the Consolidated Balance Sheets. During the First Quarter 2026, the Company entered into an agreement with TRMEF to monetize its income tax receivable claim. Refer to “Note 6. Debt” for more information.
The Company accrues interest and penalties related to unrecognized tax benefits as part of its provision for income taxes. The total amount of unrecognized tax benefits was $5.0 million, $4.9 million, and $6.6 million as of May 2, 2026, January 31, 2026, and May 3, 2025, respectively, and is included within Long-term liabilities. Additional interest expense recognized in the First Quarter 2026 and First Quarter 2025 related to unrecognized tax benefits was not significant.
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

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Major Customers
Net sales to external customers are derived from merchandise sales, and the Company has no customer that individually accounted for more than 10% of its Net sales during the First Quarter 2026. The Company had one U.S. wholesale customer that individually accounted for more than 10% of its Net sales during the First Quarter 2025, with net sales amounting to $32.2 million. The customer also accounted for a majority of the Company’s accounts receivable, amounting to $25.2 million, as of May 3, 2025.
Store Count by Segment
As of May 2, 2026, The Children’s Place U.S. had 442 stores and The Children’s Place International had 55 stores. As of May 3, 2025, The Children’s Place U.S. had 437 stores and The Children’s Place International had 58 stores.
The tables below present certain segment information, including significant segment expenses, for our reportable segments for the periods indicated:

	Thirteen Weeks Ended May 2, 2026
	The Children’s Place U.S.	The Children’s Place International (1)	Total

Net sales	$195,291	$19,934	$215,225
Cost of sales (exclusive of depreciation and amortization) (2)	142,031	19,843	161,874
Selling, general, and administrative expenses (3)	81,054	7,810	88,864
Depreciation and amortization	6,248	418	6,666
Segment operating loss	$(34,042)	$(8,137)	$(42,179)
Segment operating loss as a percentage of net sales	(17.4)%	(40.8)%	(19.6)%

	Thirteen Weeks Ended May 3, 2025
	The Children’s Place U.S.	The Children’s Place International (1)	Total

Net sales	$221,767	$20,358	$242,125
Cost of sales (exclusive of depreciation and amortization) (2)	153,986	17,356	171,342
Selling, general, and administrative expenses (3)	79,840	6,830	86,670
Depreciation and amortization	7,656	574	8,230
Segment operating loss	$(19,715)	$(4,402)	$(24,117)
Segment operating loss as a percentage of net sales	(8.9)%	(21.6)%	(10.0)%
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
(3)Selling, general, and administrative expenses include store expenses, marketing, corporate payroll, including long-term incentive compensation, information technology, and other administrative expenses.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The table below presents a reconciliation of reportable segment operating loss to Loss before provision for income taxes:

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
	(in thousands)
Total segment operating loss	$(42,179)	$(24,117)
Related party interest expense	(1,942)	(1,871)
Other interest expense	(7,756)	(6,701)
Interest income	8	10
Loss before provision for income taxes	$(51,869)	$(32,679)
Additional Segment Data

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
	(in thousands)
Capital expenditures:
The Children’s Place U.S.	$7,914	$3,273
The Children’s Place International	120	140
Total capital expenditures	$8,034	$3,413

	May 2, 2026	January 31, 2026	May 3, 2025
	(in thousands)
Total assets:
The Children’s Place U.S.	$693,797	$631,198	$739,736
The Children’s Place International	35,379	39,101	39,866
Total assets	$729,176	$670,299	$779,602

Long-lived assets:
United States	$308,952	$258,645	$264,293
Canada	12,197	10,615	12,739
Asia	4,795	3,042	1,961
Total long-lived assets (1)	$325,944	$272,302	$278,993
___________________________________________
(1)The Company’s long-lived assets are comprised of net Property and equipment, ROU assets, Tradenames, and Other assets, and are recorded in the long-term assets section of the consolidated balance sheets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This Quarterly Report on Form 10-Q contains or may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including but not limited to statements relating to the Company’s strategic initiatives and results of operations, including adjusted net loss per diluted share. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “plan,” “project,” “expect,” “anticipate,” “estimate,” “believe,” and similar words, although some forward-looking statements are expressed differently. These forward-looking statements are based upon the Company’s current expectations and assumptions and are subject to various risks and uncertainties that could cause actual results and performance to differ materially. Some of these risks and uncertainties are described in the Company’s filings with the Securities and Exchange Commission, including in the "Risk Factors" section of its annual report on Form 10-K for the fiscal year ended January 31, 2026. Included among the risks and uncertainties that could cause actual results and performance to differ materially are the risk that the Company will be unable to achieve operating results at levels sufficient to fund and/or finance the Company’s current level of operations and repayment of indebtedness, the risk that changes in trade policy and tariff regimes, including newly imposed U.S. tariffs and any responsive non-U.S. tariffs, may impact the Company’s international manufacturing and operations or customers’ discretionary spending habits, the risk that the Company will be unsuccessful in gauging fashion trends and changing consumer preferences, the risks resulting from the highly competitive nature of the Company’s business and its dependence on consumer spending patterns, which may be affected by changes in economic conditions (including inflation), the risk that changes in the Company’s plans and strategies with respect to pricing, capital allocation, capital structure, investor communications and/or operations may have a negative effect on the Company’s business, the risk that the Company’s strategic initiatives to increase sales and margin, improve operational efficiencies, enhance operating controls, decentralize operational authority and reshape the Company’s culture are delayed or do not result in anticipated improvements, the risk of delays, interruptions, disruptions and higher costs in the Company’s global supply chain, including resulting from disease outbreaks, foreign sources of supply in less developed countries, more politically unstable countries, or countries where vendors fail to comply with industry standards or ethical business practices, including the use of forced, indentured or child labor, the risk that the cost of raw materials or energy prices will increase beyond current expectations or that the Company is unable to offset cost increases through value engineering or price increases, various types of litigation, including class action litigation brought under securities, consumer protection, employment, and privacy and information security laws and regulations, risks related to the existence of a controlling stockholder, and the uncertainty of weather patterns, as well as other risks discussed in the Company’s filings with the SEC from time to time. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
As used in this Quarterly Report on Form 10-Q, references to the “Company”, “The Children’s Place”, “we”, “us”, “our”, and similar terms refer to The Children’s Place, Inc. and its subsidiaries.
The following discussion should be read in conjunction with the Company’s unaudited financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2026.
Terms that are commonly used in our Management’s Discussion and Analysis of Financial Condition and Results of Operations are defined as follows:
•First Quarter 2026 — The thirteen weeks ended May 2, 2026
•First Quarter 2025 — The thirteen weeks ended May 3, 2025
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

OVERVIEW
Our Business
We are one of the only pure-play children’s specialty retailers in North America with an omni-channel presence. We design, contract to manufacture, and sell fashionable, high quality apparel, accessories and footwear predominantly at value prices, primarily under our proprietary brands: “The Children’s Place” and “Gymboree”. Our global retail and wholesale network includes two digital storefronts, 497 stores in North America, wholesale marketplaces, 329 international points of distribution in 13 countries through our nine international franchise and wholesale partners, and social media channels on Instagram, Facebook, and X, formerly known as Twitter. Our digital storefronts are at www.childrensplace.com and www.gymboree.com, where our customers are able to shop online for the same merchandise available in our physical stores, as well as certain exclusive merchandise offered only on our e-commerce sites.
Segment Reporting
In accordance with FASB ASC 280 — Segment Reporting, we report segment data based on geography: The Children’s Place U.S. and The Children’s Place International. Each segment includes an e-commerce business located at www.childrensplace.com and www.gymboree.com. Included in The Children’s Place U.S. segment are our U.S. and Puerto Rico-based stores and net sales from our U.S.-based wholesale business. Included in The Children’s Place International segment are our Canadian-based stores and net sales from international franchisees. We measure our segment profitability based on operating income (loss), defined as income (loss) before interest and taxes. Net sales and direct costs are recorded by each segment. Certain inventory procurement functions such as production and design, as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services, are managed by The Children’s Place U.S. segment. Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales. The assets related to these functions are not allocated. We periodically review these allocations and adjust them based upon changes in business circumstances. Net sales to external customers are derived from merchandise sales, and we have no customer that individually accounted for more than 10% of our Net sales for the First Quarter 2026.
Recent Developments
As part of the Company’s transformation, we are introducing the following strategic priorities this quarter to drive long-term growth and profitability:
1) Improve Customer Experience Across All Channels by focusing on the target consumer; providing a strong price/value proposition; delivering compelling and convenient omni-channel experiences; and enhancing store and brand site environments.
2) Strengthen and Elevate the Brand by delivering appealing product that resonates with our customer; building a compelling, consistent brand narrative that drives awareness, consideration and desire; establishing a distinctive, ownable visual and creative identity across every customer touchpoint; and deepening relationships with existing customers by expanding and activating our current customer file.
3) Deliver on Financial Targets through strengthening financial performance by driving topline growth and profitability and improving liquidity; ensuring financial and operating plans are aligned with the business strategy and are executed with operational discipline, optimizing our product assortment and inventory management; and executing transformation initiatives effectively.

4) Organizational Leadership through building leadership capability and bench strength; strengthening decision-making and execution accountability; driving clear, consistent communication; and driving cultural engagement and performance alignment.
Macroeconomic conditions, including inflationary pressures, higher gas prices, higher interest rates, tariffs, and other domestic and geopolitical factors, continued to adversely affect our core customer. During the First Quarter 2026, these pressures contributed to a decrease in consumer discretionary apparel purchases. We expect these macroeconomic conditions, including but not limited to increased product input costs, gas prices, transportation costs, distribution costs, and geopolitical conditions like changes in foreign policies of the United States, and other inflationary pressures, to continue to have an adverse impact during the remainder of Fiscal 2026.
During the First Quarter 2026, we continued to focus on cost reduction and driving operational efficiencies and have actioned on $45 million of gross annualized benefits toward our goal of $60 million by fiscal year 2027, partially offset by approximately $10 million to $15 million in recurring operating costs. As part of our transformation strategy, we accomplished a significant milestone this quarter by exiting our third-party distribution facility. This logistical shift will simplify our distribution execution, reduce costs in our supply chain, and is expected to yield approximately $10 million in annualized savings towards our target.
During the First Quarter 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were unlawful and thus deemed invalid. During Fiscal 2025 and Fiscal 2026, we paid approximately $40 million in IEEPA tariffs, for which we have submitted refund claims from the U.S. Customs and Border Protection (“CBP”). These refunds will reduce Cost of goods sold for amounts incurred for goods previously sold and will continue to improve gross margin as we sell through the remaining inventory on hand that was impacted by IEEPA tariffs. As a result, we expect the recovery of these refunds to partially offset some of our margin dilution in Fiscal 2026, which has been impacted by the current macroeconomic environment. We have received $5.5 million of these refunds from the CBP subsequent to the end of the First Quarter 2026 to date. As previously disclosed, we have monetized most of these tariff refund claims at a discounted rate by selling the future receipt of these funds to a purchaser. For more information about the monetization of these IEEPA tariff refund claims, see “Note 6. Debt” of the accompanying consolidated financial statements.

RESULTS OF OPERATIONS
We believe that our e-commerce and brick-and-mortar retail store operations are highly interdependent, with both sharing common customers purchasing from a common pool of product inventory. Accordingly, we believe that consolidated omni-channel reporting presents the most meaningful and appropriate measure of our performance. We primarily evaluate the results of our operations as a percentage of Net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of Net sales (i.e., “basis points”). To the extent that our sales have increased at a faster rate than our costs (i.e., “leverage”), the more efficiently we have utilized the investments we have made in our business. Conversely, if our sales have decreased or if our costs have grown at a faster pace than our sales (i.e., “deleverage”), we have utilized the investments we have made in our business less efficiently.

First Quarter 2026 Compared to First Quarter 2025

	Thirteen Weeks Ended		Thirteen Weeks Ended		Variance
	May 2, 2026	% of Net Sales	May 3, 2025	% of Net Sales	$	%	% of Net Sales
	(amounts in thousands)
Net sales	$215,225	100.0%	$242,125	100.0%	$(26,900)	(11.1)%	—%
Cost of sales (exclusive of depreciation and amortization)	161,874	75.2%	171,342	70.8%	9,468	5.5%	(4.4)%
Gross profit	53,351	24.8%	70,783	29.2%	(17,432)	(24.6)%	(4.4)%
Selling, general, and administrative expenses	88,864	41.3%	86,670	35.8%	(2,194)	(2.5)%	(5.5)%
Depreciation and amortization	6,666	3.1%	8,230	3.4%	1,564	19.0%	0.3%
Operating loss	(42,179)	(19.6)%	(24,117)	(10.0)%	(18,062)	(74.9)%	(9.6)%
Related party interest expense	(1,942)	(0.9)%	(1,871)	(0.8)%	(71)	(3.8)%	(0.1)%
Other interest expense, net	(7,748)	(3.6)%	(6,691)	(2.8)%	(1,057)	(15.8)%	(0.8)%
Loss before provision for income taxes	(51,869)	(24.1)%	(32,679)	(13.5)%	(19,190)	(58.7)%	(10.6)%
Provision for income taxes	1,322	0.6%	1,344	0.6%	22	1.6%	—%
Net loss	$(53,191)	(24.7)%	$(34,023)	(14.1)%	$(19,168)	(56.3)%	(10.6)%
Net sales decreased $26.9 million, or 11.1%, to $215.2 million during the First Quarter 2026 from $242.1 million during the First Quarter 2025, driven by a decrease in direct-to-consumer (“DTC”) sales of 10.2% due to lower traffic compared to the First Quarter 2025, as we work to stabilize our customer file. Despite this, our DTC business experienced a sequential improvement in sales trends versus the fourth quarter of Fiscal 2025 of 40 basis points (“bps”) and an improvement in trend versus the prior year of 460 bps. Comparable retail sales in our owned and operated DTC business decreased 8.3% for the First Quarter 2026. Our consolidated results were also impacted by the planned reduction in shipments in our wholesale channel as we continue to work with our customers to ensure inventories are aligned with demand. While our shipments to this channel were down in the First Quarter 2026, retail sales to the end consumer were flat to the First Quarter 2025.
Gross profit decreased $17.4 million to $53.4 million during the First Quarter 2026, compared to $70.8 million during the First Quarter 2025. Gross margin decreased 440 bps to 24.8% of Net sales in the First Quarter 2026, compared to 29.2% of Net sales in the First Quarter 2025. The decrease in gross margin was caused primarily by the impact of higher tariff costs on our product (360 bps), higher distribution costs due to a one-time charge to exit our third party distribution facility (170 bps) and a higher penetration of markdown sales and dilutions (140 bps), partially offset by favorable product mix (150 bps) and a reduction in inventory reserves (80 bps). Adjusted gross profit decreased $13.1 million to $57.6 million during the First Quarter 2026, compared to $70.8 million during the First Quarter 2025. Adjusted gross margin decreased 240 bps to 26.8% of Net sales during the First Quarter 2026, compared to 29.2% during the First Quarter 2025.
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
Selling, general, and administrative expenses were $88.9 million during the First Quarter 2026, compared to $86.7 million during the First Quarter 2025, and deleveraged 550 bps to 41.3% of Net sales. The increase was primarily due to an increase in store expenses as we grow our fleet. Adjusted SG&A expenses were $87.4 million during the First Quarter 2026, compared to $86.5 million during the First Quarter 2025, and deleveraged 490 bps to 40.6% of Net sales.
Depreciation and amortization was $6.7 million during the First Quarter 2026, compared to $8.2 million during the First Quarter 2025. The decrease was primarily driven by reduced depreciation of capitalized software.
Operating loss was $(42.2) million during the First Quarter 2026, compared to $(24.1) million during the First Quarter 2025 due to the factors described above, and deleveraged 960 bps to (19.6)% of Net sales. Adjusted operating loss was $(36.1) million in the First Quarter 2026, compared to $(24.0) million in the First Quarter 2025, and deleveraged 690 bps to (16.8)% of Net sales.
Related party interest expense was $1.9 million during the First Quarter 2026 and the First Quarter 2025.

Other interest expense, net was $7.7 million during the First Quarter 2026, compared to $6.7 million during the First Quarter 2025. The increase was due to the amortization of financing costs associated with the monetization of our tariff refund claims and income tax receivable claim, partially offset by lower average borrowings and interest rates on our debt facilities.
Provision for income taxes was $1.3 million during the First Quarter 2026 and the First Quarter 2025. Our effective tax rate was (2.5)% and (4.1)% in the First Quarter 2026 and First Quarter 2025, respectively.
Net loss was $(53.2) million, or $(2.40) per diluted share, during the First Quarter 2026, compared to $(34.0) million, or $(1.57) per diluted share, during the First Quarter 2025, due to the factors described above. Adjusted net loss was $(44.3) million, or $(2.00) per diluted share, during the First Quarter 2026, compared to $(32.8) million, or $(1.52) per diluted share, during the First Quarter 2025.
The following table sets forth Net sales and Operating loss, respectively, by segment, for the periods indicated:

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
	(in thousands)
The Children’s Place U.S.	$195,291	$221,767
The Children’s Place International (1)	19,934	20,358
Total net sales	$215,225	$242,125

The Children’s Place U.S.	$(34,042)	$(19,715)
The Children’s Place International (1)	(8,137)	(4,402)
Total segment operating loss	$(42,179)	$(24,117)

The Children’s Place U.S.	(17.4)%	(8.9)%
The Children’s Place International (1)	(40.8)%	(21.6)%
Total segment operating loss as a percentage of net sales	(19.6)%	(10.0)%
___________________________________________
(1)The Company’s foreign subsidiaries, primarily in Canada, have operating results based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S dollars.
The Children’s Place U.S. Net sales decreased $26.5 million, or 11.9%, to $195.3 million during the First Quarter 2026, compared to $221.8 million during the First Quarter 2025, driven by a decrease in DTC sales due to lower traffic compared to the First Quarter 2025, as we work to stabilize our customer file. Our results were also impacted by the planned reduction in shipments in our wholesale channel as we continue to work with our customers to ensure inventories are aligned with demand. While our shipments to this channel were down in the First Quarter 2026, retail sales to the end consumer were flat to the First Quarter 2025.
The Children’s Place International Net sales decreased $0.5 million, or 2.5%, to $19.9 million during the First Quarter 2026, compared to $20.4 million during the First Quarter 2025.
The Children’s Place U.S. Operating loss was $(34.0) million during the First Quarter 2026, compared to $(19.7) million during the First Quarter 2025, primarily due to lower net sales, as described above.
The Children’s Place International Operating loss was $(8.1) million during the First Quarter 2026, compared to $(4.4) million during the First Quarter 2025, primarily due to higher merchandise costs which negatively impacted our margins.
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

	Thirteen Weeks Ended
	May 2, 2026
	(amounts in thousands, except per share amounts)
	Gross profit	Selling, general and administrative expenses	Operating loss	Net loss	Diluted loss per common share
As reported (GAAP)	$53,351	$88,864	$(42,179)	$(53,191)	$(2.40)
Exit from third-party distribution facility (1)	4,291	—	4,620	4,620
Financing charges on monetization of tariff refund claims (2)	—	—	—	2,064
Restructuring (3)	—	(1,438)	1,438	1,438
Financing charges on monetization of income tax receivable claim (4)	—	—	—	728
Aggregate impact of non-GAAP adjustments	4,291	(1,438)	6,058	8,850
Income tax effect	—	—	—	—
As adjusted	$57,642	$87,426	$(36,121)	$(44,341)	$(2.00)
% of Net Sales (GAAP)	24.8%	41.3%	(19.6)%	(24.7)%
% of Net Sales (As adjusted)	26.8%	40.6%	(16.8)%	(20.6)%
____________________________________________
(1)Related to the termination fee and other costs incurred due to the early exit from our third-party distribution facility.
(2)Related to amortization of financing costs associated with the monetization of our tariff refund claims.
(3)Related to one-time severance costs incurred for the senior leadership team and other positions eliminated.
(4)Related to amortization of financing costs associated with the monetization of our income tax receivable claim.

	Thirteen Weeks Ended
	May 3, 2025
	(amounts in thousands, except per share amounts)
	Gross profit	Selling, general and administrative expenses	Operating loss	Net loss	Diluted loss per common share
As reported (GAAP)	$70,783	$86,670	$(24,117)	$(34,023)	$(1.57)
Restructuring costs (1)	—	(934)	934	934
Reversal of legal settlement accrual (2)	—	796	(796)	(796)
Loss on extinguishment of debt (3)	—	—	—	1,039
Aggregate impact of non-GAAP adjustments	—	(138)	138	1,177
Income tax effect	—	—	—	—
As adjusted	$70,783	$86,532	$(23,979)	$(32,846)	$(1.52)
% of Net Sales (GAAP)	29.2%	35.8%	(10.0)%	(14.1)%
% of Net Sales (As adjusted)	29.2%	35.7%	(9.9)%	(13.6)%
____________________________________________
(1)Related to one-time severance costs incurred for positions eliminated.
(2)Related to the over accrual of costs that were expected for legal settlements.
(3)Related to write-off of debt issuance costs associated with the partial prepayment of the Initial Mithaq Term Loan pursuant to the completion of our rights offering in the First Quarter 2025.

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
During Fiscal 2024, we entered into an interest-free, unsecured and subordinated promissory note with Mithaq for a $78.6 million term loan (the “Initial Mithaq Term Loan”), and a separate unsecured and subordinated promissory note for a $90.0 million term loan (the “New Mithaq Term Loan”; and together with the Initial Mithaq Term Loan, collectively, the “Mithaq Term Loans”). As of February 6, 2025, $60.2 million under the Initial Mithaq Term Loan was repaid pursuant to the completion of our rights offering on February 6, 2025 (“Rights Offering”), leaving $18.4 million outstanding under the Initial Mithaq Term Loan. Pursuant to our refinancing transactions on December 16, 2025, the New Mithaq Term Loan was amended to allow us to defer our monthly payments upon written notice to Mithaq, and as an amendment consent fee, its principal amount was increased by $2.7 million to $92.7 million, leaving an aggregate of $111.1 million outstanding under the Mithaq Term Loans as of May 2, 2026.
On December 16, 2025, we entered into a term loan agreement with SLR Credit Solutions (“SLR”) for a $100.0 million term loan (the “SLR Term Loan”). We used the net proceeds to partially pay down our borrowings under the ABL Credit Facility. The principal amount outstanding as of May 2, 2026 was $100.0 million.
As of May 2, 2026, we had $150.0 million of outstanding borrowings under our $350.0 million ABL Credit Facility and no borrowings under our $40.0 million senior unsecured credit facility with Mithaq (the “Mithaq Credit Facility”).
Our working capital deficit increased $6.2 million to $49.2 million as of May 2, 2026, compared to $43.0 million as of May 3, 2025, primarily due to a decrease in inventory due to improved inventory management and an increase in short-term debt, partially offset by a decrease in outstanding borrowings under our ABL Credit Facility due to proceeds received from the SLR Term Loan, and a decrease in our accounts payable balances due to lower inventory purchases.
As of May 2, 2026, we had total liquidity of $82.8 million, including $38.0 million of availability under our ABL Credit Facility, $40.0 million of availability under our Mithaq Credit Facility, and $4.8 million of cash on hand. As of May 2, 2026, we had $23.7 million of outstanding letters of credit with an additional $6.3 million available for issuing letters of credit under our ABL Credit Facility.
We expect to be able to meet our working capital and capital expenditure requirements for at least the next twelve months from the date that our consolidated financial statements for the First Quarter 2026 were issued, by using our cash on hand, cash flows from operations, and availability under our ABL Credit Facility and Mithaq Credit Facility.
Share Repurchase Program
In November 2021, our board of directors authorized a $250.0 million share repurchase program (the “Share Repurchase Program”). Currently, given the terms of our credit agreement with Wells Fargo as its administrative agent and our term loan agreement with SLR, the repurchase of any shares would require fulfilling stringent payment conditions under those agreements, except that repurchases of shares as described in “Note 8. Stockholders’ Equity (Deficit)” of the consolidated financial statements, pursuant to our practice as a result of our insider trading policy, are expressly permitted. As of May 2, 2026, there was $156.1 million remaining availability under the Share Repurchase Program.
Cash Flows and Capital Expenditures
Cash used in operating activities was $53.8 million during the First Quarter 2026, compared to $43.0 million during the First Quarter 2025. Cash used in operating activities during the First Quarter 2026 and First Quarter 2025 was primarily due to the net loss incurred.
Cash used in investing activities was $8.0 million during the First Quarter 2026, compared to $3.4 million during the First Quarter 2025, driven by higher capital expenditures.
Cash provided by financing activities was $60.4 million during the First Quarter 2026, compared to $42.3 million during the First Quarter 2025. The increase primarily resulted from proceeds received from the monetization of our tariff refund claims and income tax receivable claim, partially offset by net cash proceeds received from the Rights Offering in the prior year.

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
Selected Consolidated Balance Sheets Data
Certain components of our Consolidated Balance Sheets were as follows:

	May 2, 2026	January 31, 2026	May 3, 2025
	(in thousands)
Accounts receivable	$30,403	$25,967	$41,337
Inventories	326,378	325,100	422,204
Accounts payable	102,035	108,481	131,392
Accounts receivable were $30.4 million as of May 2, 2026, compared to $41.3 million as of May 3, 2025 and $26.0 million as of January 31, 2026. The decrease of $10.9 million, or 26.5%, compared to May 3, 2025 was primarily driven by a decrease in wholesale receivables due to lower net sales. There was no significant change in balance compared to January 31, 2026.
Inventories were $326.4 million as of May 2, 2026, compared to $422.2 million as of May 3, 2025 and $325.1 million as of January 31, 2026. The decrease of $95.8 million, or 22.7% compared to May 3, 2025 was primarily driven by improved inventory management as we continue to align our inventory levels with our growth and product strategy and better balance the mix of fashion and basic product. There was no significant change in balance compared to January 31, 2026.
Accounts payable were $102.0 million as of May 2, 2026, compared to $131.4 million as of May 3, 2025 and $108.5 million as of January 31, 2026. The decrease of $29.3 million, or 22.3%, compared to May 3, 2025, and the decrease of $6.4 million, or 5.9%, compared to January 31, 2026, was primarily the result of lower inventory purchases.
ABL Credit Facility
We maintain the $350.0 million asset-based revolving credit facility (the “ABL Credit Facility”) under our Amended and Restated Credit Agreement dated May 9, 2019 (as amended from time to time, the “Credit Agreement”), with Wells Fargo Bank, National Association (“Wells Fargo”), as the sole lender party thereto, and as Administrative Agent, Collateral Agent, and Swing Line Lender. The ABL Credit Facility will mature on the earlier of December 16, 2030, or the maturity date under our term loan agreement with SLR as further described below.
As of December 16, 2025, which is the effective date of the eighth amendment to the Credit Agreement (the “Eighth Amendment”), the ABL Credit Facility includes a $25.0 million Canadian sublimit and a $30.0 million sublimit for standby and documentary letters of credit.
As of February 1, 2026, and on the first day of each fiscal quarter thereafter, based on the amount of our average daily excess availability under the facility, borrowings outstanding under the ABL Credit Facility bear interest, at our option at:
(i)the prime rate per annum, plus a margin of 1.000%, 1.250% or 1.500%; or
(ii)the Secured Overnight Financing Rate (“SOFR”) per annum, plus a margin of 2.000%, 2.250% or 2.500%.
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
As of December 16, 2025, the amount available for loans and letters of credit under the ABL Credit Facility is determined by a borrowing base consisting of certain credit card receivables, certain trade receivables, and certain inventory, subject to certain reserves.
For the First Quarter 2026 and First Quarter 2025, we recognized $2.2 million and $4.8 million, respectively, in interest expense related to the ABL Credit Facility.

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
The ABL Credit Facility contains covenants, which include conditions on stock buybacks and the payment of cash dividends or similar payments. These covenants also limit our ability to incur certain liens, to incur certain indebtedness, to make certain investments, acquisitions, or dispositions or to change the nature of our business. Pursuant to a prior amendment, the requisite payment condition thresholds for some of these covenants were heightened, resulting in certain actions such as the repurchase of shares and payment of cash dividends becoming more difficult to perform. Additionally, if we are unable to maintain a certain amount of excess availability for borrowings, we may be subject to cash dominion, and pursuant to the Eighth Amendment, we are required to maintain excess availability of at least $35.0 million, subject to increase based on our borrowing base (the “excess availability requirement”). We were in compliance with this excess availability requirement as of May 2, 2026.
The ABL Credit Facility contains customary events of default, which include (subject in certain cases to customary grace and cure periods) nonpayment of principal or interest, breach of covenants, failure to pay certain other indebtedness, and certain events of bankruptcy, insolvency or reorganization, such as a change of control.
As of May 2, 2026, January 31, 2026, and May 3, 2025, unamortized deferred financing costs amounted to $5.3 million, $5.6 million, and $3.3 million, related to our ABL Credit Facility.
The tables below present the components of our ABL Credit Facility:

	May 2, 2026	January 31, 2026	May 3, 2025
	(in millions)
Borrowing base	$246.7	$234.2	$315.5
Credit facility size	350.0	350.0	433.0
Maximum borrowing availability (1)	211.7	199.2	315.5

Outstanding borrowings	150.0	131.1	258.6
Letters of credit outstanding—standby	23.7	23.7	18.2
Utilization of credit facility at end of period	173.7	154.8	276.8

Availability (2)	$38.0	$44.4	$38.7

Interest rate at end of period	6.5%	6.5%	7.7%
Average interest rate	6.6%	7.6%	7.7%
Average end-of-day loan balance during the period	$124.1	$248.7	$247.2
Highest end-of-day loan balance during the period	$150.0	$302.7	$262.3
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
(2)The sublimit availability for letters of credit was $6.3 million as of May 2, 2026, $6.3 million as of January 31, 2026, and $6.8 million as of May 3, 2025.

SLR Term Loan
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
The SLR Term Loan contains certain customary events of default, which include (subject in certain cases to customary grace periods), nonpayment of principal, breach of other covenants of the SLR Term Loan, inaccuracy in representations or warranties, acceleration of certain other indebtedness (including under the Credit Agreement), certain events of bankruptcy, insolvency or reorganization, such as a change of control, and invalidity of any part of the SLR Term Loan. Additionally, the SLR Term Loan contains the same excess availability requirement as the ABL Credit Facility. We were in compliance with this excess availability requirement as of May 2, 2026.
For the First Quarter 2026, we recognized $2.3 million in interest expense related to the SLR Term Loan. As of May 2, 2026, the interest rate was 8.9%.
As of May 2, 2026, unamortized deferred financing costs amounted to $2.3 million related to the SLR Term Loan.
Mithaq Term Loans
Mithaq Capital SPC, a Cayman segregated portfolio company (“Mithaq”), is a controlling stockholder of the Company. We maintain an interest-free, unsecured and subordinated promissory note with Mithaq (the “Initial Mithaq Term Loan”), dated February 29, 2024, by and among the Company, certain of its subsidiaries, and Mithaq. During Fiscal 2025, $60.2 million under the Initial Mithaq Term Loan was repaid pursuant to the completion of our rights offering on February 6, 2025 (“Rights Offering”), leaving $18.4 million outstanding under the Initial Mithaq Term Loan as of May 2, 2026.
The Initial Mithaq Term Loan matures on April 16, 2031 and is guaranteed by each of our subsidiaries that guarantees our ABL Credit Facility.
We also maintain an unsecured and subordinated promissory note with Mithaq for a $90.0 million term loan (the “New Mithaq Term Loan”; and together with the Initial Mithaq Term Loan, collectively, the “Mithaq Term Loans”), dated April 16, 2024, by and among the Company, certain of its subsidiaries, and Mithaq.
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
Pursuant to our refinancing transactions on December 16, 2025, the New Mithaq Term Loan was further amended to allow us to defer its monthly payments upon written notice to Mithaq, and as an amendment consent fee, its principal amount was increased by $2.7 million to $92.7 million, leaving an aggregate of $111.1 million outstanding under the Mithaq Term Loans. These amendments were evaluated under FASB ASC 470 — Debt, and accounted for as debt modifications.

For the First Quarter 2026 and First Quarter 2025, we recognized $1.9 million in interest-equivalent expense related to the New Mithaq Term Loan. As of May 2, 2026, the interest-equivalent rate was 7.8%.
During the First Quarter 2026, we deferred all interest-equivalent payments to Mithaq, which is expected to be settled upon maturity of the New Mithaq Term Loan. There were no interest-equivalent payments to Mithaq during the First Quarter 2025. As of May 2, 2026, January 31, 2026, and May 3, 2025, interest-equivalent expense payable to Mithaq was $7.4 million, $5.6 million and $8.4 million, respectively, which is recorded within Accrued expenses and other current liabilities.
The Mithaq Term Loans are subject to an amended and restated subordination agreement (as amended from time to time, the “Mithaq Subordination Agreement”), dated as of April 16, 2024, by and among the Company and certain subsidiaries, Wells Fargo and Mithaq, pursuant to which the Mithaq Term Loans are subordinated in payment priority to our payment obligations under the Credit Agreement.
Pursuant to our refinancing transactions in December 2025, the Mithaq Term Loans are also subordinated in payment priority to our payment obligations under the SLR Term Loan. Subject to such subordination terms, the Mithaq Term Loans are prepayable at any time and from time to time without penalty and do not require any mandatory prepayments.
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
As of May 2, 2026, January 31, 2026, and May 3, 2025, unamortized deferred financing costs amounted to $3.4 million, $3.6 million, and $1.4 million, respectively, related to the Mithaq Term Loans.
Maturities of our principal debt payments on the SLR Term Loan and Mithaq Term Loans are as follows:

May 2, 2026
(in thousands)
Remainder of 2026	$—
2027	—
2028	—
2029	—
2030	100,000
2031	111,113
Total principal debt payments	$211,113
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
If any debt is incurred under the Mithaq Credit Facility, it shall require monthly payments equivalent to interest charged at the SOFR per annum plus 9.000%. Such debt shall be unsecured and shall be guaranteed by each of our subsidiaries that guarantees our ABL Credit Facility. Similar to the Mithaq Term Loans, such debt shall also be subject to the Mithaq Subordination Agreement, contain customary affirmative and negative covenants substantially similar to a subset of the covenants set forth in the Credit Agreement, and contain certain customary events of default. Additionally, such debt shall require no mandatory prepayments and shall mature no earlier than December 16, 2030. As of May 2, 2026, no debt had been incurred under the Mithaq Credit Facility.

Monetization of Income Tax Receivable Claim
On February 5, 2026, we entered into a Receivables Purchase Agreement (the “RPA”) with TRMEF Basis II LLC (“TRMEF”) to monetize our CARES Act income tax receivable claim of $19.1 million plus accrued interest of $3.7 million at a purchase rate of 88.5%, for a total purchase price of $20.1 million. We received net cash proceeds of $15.9 million, after insurance and legal fees amounting to $0.7 million. The remaining proceeds of $3.5 million are expected to be received in two tranches as follows: (i) upon confirmation by the IRS of submission by the IRS of the Revenue Agent Report to the Joint Committee on Taxation, TRMEF shall pay $2.5 million to us, less the amount of any downward adjustments in respect of the tax refund claim set forth in such Revenue Agent Report, and (ii) on the date on which TRMEF receives payment in full in cash of the refund claim, TRMEF shall pay us $1.0 million, less 10% of accrued interest as of the effective date of the RPA. We used the net proceeds to partially pay down our borrowings under the ABL Credit Facility.
The monetization of our income tax receivable claim was accounted for in accordance with FASB ASC 470 — Debt, and presented as Short-term debt. As of May 2, 2026, the unamortized financing costs amounted to $3.0 million. These costs are being amortized through the expected settlement date of the claim and recorded in Interest expense based on an effective interest rate of 18.0%.
Monetization of IEEPA Tariff Refund Claims
On March 31, 2026, we entered into a Claim Sale and Purchase Agreement with Alnus Investors, LLC (“Alnus”) to monetize our claims for refunds of tariffs previously paid to the U.S. Customs and Border Protection (“CBP”) , related to those tariffs originally invoked under the International Emergency Economics Powers Act, for which such tariffs were ruled unlawful by the United States Supreme Court on February 20, 2026. Alnus purchased an aggregate amount of $38.2 million of the approximately $40 million refund claims submitted to the CBP at a purchase rate of 67.2%, for a total purchase price of $25.7 million. We used the net proceeds to partially pay down our borrowings under the ABL Credit Facility. We have received $5.5 million of these refunds from the CBP subsequent to the end of the First Quarter 2026 to date.
The monetization of our tariff refund claims was accounted for in accordance with FASB ASC 470 — Debt, and presented as Short-term debt. As of May 2, 2026, the unamortized financing costs amounted to $10.5 million. These costs are being amortized through the expected settlement date of the claim and recorded in Interest expense based on an effective interest rate of 153.1%. Refer to “Note 1. Basis of Preparation” of the accompanying consolidated financial statements for the related accounting policy update on tariff refund claims.

SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES
We describe our significant accounting policies in “Note 1. Basis of Preparation and Summary of Significant Accounting Policies” of the consolidated financial statements included in our most recent Annual Report on Form 10-K for the fiscal year ended January 31, 2026. Except as described in “Note 1. Basis of Presentation” of the accompanying consolidated financial statements, there have been no significant changes in our accounting policies from those described in our most recent Annual Report on Form 10-K.
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
Our critical accounting estimates are described under the heading “Critical Accounting Estimates” in Item 7 of our most recent Annual Report on Form 10-K for the fiscal year ended January 31, 2026. Our critical accounting estimates include impairment of long-lived assets, impairment of indefinite-lived intangible assets, income taxes, stock-based compensation, and inventory valuation. There have been no material changes in these critical accounting estimates from those described in our most recent Annual Report on Form 10-K.
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
Interest Rates
From and after February 1, 2026, and on the first day of each fiscal quarter thereafter, based on the amount of our average daily excess availability under the ABL Credit Facility, borrowings outstanding under the facility bear interest, at our option, at (i) the prime rate per annum, plus a margin of 1.000%, 1.250% or 1.500%; or (ii) the SOFR per annum, plus a margin of 2.000%, 2.250% or 2.500%. As of May 2, 2026, we had $150.0 million in borrowings under our ABL Credit Facility.
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
As of May 2, 2026, we had no borrowings under our Mithaq Credit Facility. If any debt is incurred under the Mithaq Credit Facility, it shall require monthly payments equivalent to interest charged at the SOFR per annum plus 9.000%.
A 10% change in the base rate or SOFR would not have had a material impact on our interest expense for any of our indebtedness described above.
Assets and Liabilities of Foreign Subsidiaries
Assets and liabilities outside the United States are primarily located in Canada and Hong Kong, where our investments in our subsidiaries are considered long-term. As of May 2, 2026, net liabilities in Canada and Hong Kong amounted to $21.2 million. A 10% increase or decrease in the Canadian and Hong Kong foreign currency exchange rates would increase or decrease the corresponding net investment by $2.1 million. All changes in the net investments in our foreign subsidiaries are recorded in other comprehensive loss.
As of May 2, 2026, we had $3.0 million of our cash and cash equivalents held in foreign subsidiaries, of which $1.1 million was in India, $0.8 million was in China, $0.8 million was in Canada, $0.2 million was in Hong Kong, and $0.1 million was held in other foreign countries.
We have subsidiaries whose operating results are based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars.
The table below summarizes the average translation rates that most significantly impact our operating results:

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Average Translation Rates (1)
Canadian dollar	0.7326	0.7049
Hong Kong dollar	0.1279	0.1287
____________________________________________
(1)The average translation rates are the average of the monthly translation rates used during each fiscal year to translate the respective income statements. Each rate represents the U.S. dollar equivalent of the respective foreign currency.

Foreign Operations
We have exchange rate exposure primarily with respect to certain revenues and expenses denominated in Canadian and Hong Kong dollars. As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses. Assuming a 10% change in foreign currency exchange rates, the First Quarter 2026 net sales would have decreased or increased by approximately $1.9 million, and total costs and expenses would have decreased or increased by approximately $2.8 million. Additionally, we have foreign currency denominated receivables and payables that, when settled, result in transaction gains or losses. A 10% change in foreign currency exchange rates would not result in a significant transaction gain or loss in earnings.
We import a vast majority of our merchandise from foreign countries, primarily Bangladesh, Ethiopia, Vietnam, China, Indonesia, Kenya, and Cambodia. Consequently, any significant or sudden change in the political, foreign trade, financial, banking, currency policies and practices, or the occurrence of significant labor unrest in these countries or changes in foreign policies of the United States, could have a material adverse impact on our business, financial position, results of operations, and cash flows.

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
Management, including our President and Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of May 2, 2026.
Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level, as of May 2, 2026, to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive, principal accounting, and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended May 2, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS.
Certain legal proceedings in which we are involved are discussed in “Note 9. Commitments and Contingencies” of the accompanying consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended January 31, 2026.

ITEM 1A.RISK FACTORS.
There were no material changes to the risk factors disclosed in Item 1A of Part I in our Annual Report on Form 10-K for the year ended January 31, 2026.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
In November 2021, our board of directors authorized a $250.0 million share repurchase program (the “Share Repurchase Program”). Under this program, we may repurchase shares on the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, and other market and business conditions. We may suspend or discontinue the program at any time and may thereafter reinstitute purchases, all without prior announcement. Currently, given the terms of our credit agreement, dated May 9, 2019 (as amended from time to time), by and among the Company and certain subsidiaries, with Wells Fargo, National Association as the sole lender party thereto, and our term loan agreement with SLR Credit Solutions (“SLR”) and other affiliated SLR entities as the lenders party thereto, our repurchase of any shares would require fulfilling stringent payment conditions under those agreements, except that repurchases of shares as described below, pursuant to our practice as a result of our insider trading policy, are expressly permitted. As of May 2, 2026, there was $156.1 million remaining availability under the Share Repurchase Program.
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
The following table provides a month-to-month summary of our share repurchase activity during the First Quarter 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs
February 1, 2026 through February 28, 2026	—	$—	—	$156,127
March 1, 2026 through April 4, 2026	—	—	—	156,127
April 5, 2026 through May 2, 2026 (1)	8,845	3.32	8,845	156,097
Total	8,845	$3.32	8,845
____________________________________________
(1)Includes 8,845 shares withheld to cover taxes in conjunction with the vesting of stock awards.

ITEM 5.    OTHER INFORMATION.
During the First Quarter 2026, none of the Company’s directors or officers, as defined in Section 16 of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Exchange Act.

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

THE CHILDREN’S PLACE, INC.

Date:	June 12, 2026	By:	/S/ Muhammad Umair
Muhammad Umair
President and Chief Executive Officer
(Principal Executive Officer)

Date:	June 12, 2026	By:	/S/ John Szczepanski
John Szczepanski
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)