Form 10-Q
period 2026-08-01
Childrens Place, Inc.
filed 2026-09-14
CIK 1041859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, par value $0.10 per share, outstanding at September 8, 2026: 22,237,067.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED AUGUST 1, 2026

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	August 1, 2026	January 31, 2026	August 2, 2025
	(in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$7,176	$5,489	$7,798
Accounts receivable	44,616	25,967	54,365
Inventories	340,213	325,100	442,705
Prepaid expenses and other current assets	34,090	41,441	38,987
Total current assets	426,095	397,997	543,855
Long-term assets:
Property and equipment, net	84,924	81,658	89,445
Right-of-use assets	207,793	164,495	151,145
Tradenames, net	13,000	13,000	13,000
Other assets	10,495	13,149	7,652
Total assets	$742,307	$670,299	$805,097

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Revolving loan	$160,080	$131,078	$294,417
Accounts payable	146,201	108,481	132,436
Current portion of operating lease liabilities	62,772	57,236	60,546
Income taxes payable	1,646	2,945	2,043
Short-term debt	17,833	—	—
Accrued expenses and other current liabilities	91,261	88,149	94,454
Total current liabilities	479,793	387,889	583,896
Long-term liabilities:
Long-term debt	97,718	97,588	—
Related party long-term debt	122,895	107,554	107,193
Long-term portion of operating lease liabilities	161,249	120,410	103,982
Other tax liabilities	3,626	3,520	5,523
Other long-term liabilities	15,998	7,521	9,370
Total liabilities	881,279	724,482	809,964
Commitments and contingencies (see Note 7)
Stockholders’ deficit:
Preferred stock, $1.00 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—	—
Common stock, $0.10 par value, 100,000 shares authorized; 22,240, 22,171, and 22,171 issued; 22,238, 22,169, and 22,168 outstanding	2,224	2,217	2,217
Additional paid-in capital	242,201	242,718	242,407
Treasury stock, at cost (2, 2, and 3 shares)	(68)	(68)	(90)
Deferred compensation	68	68	90
Accumulated other comprehensive loss	(18,308)	(18,171)	(17,419)
Accumulated deficit	(365,089)	(280,947)	(232,072)
Total stockholders’ deficit	(138,972)	(54,183)	(4,867)
Total liabilities and stockholders’ deficit	$742,307	$670,299	$805,097

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
	(in thousands, except loss per common share)
Net sales	$241,800	$298,006	$457,025	$540,131
Cost of sales (exclusive of depreciation and amortization)	158,522	196,734	320,397	368,076
Gross profit	83,278	101,272	136,628	172,055
Selling, general, and administrative expenses	90,061	89,596	178,925	176,266
Depreciation and amortization	6,254	7,570	12,920	15,800
Operating income (loss)	(13,037)	4,106	(55,217)	(20,011)
Related party interest expense	(2,099)	(1,868)	(4,041)	(3,740)
Other interest expense	(16,193)	(6,167)	(23,948)	(12,867)
Interest income	40	17	48	27
Loss before provision (benefit) for income taxes	(31,289)	(3,912)	(83,158)	(36,591)
Provision (benefit) for income taxes	(338)	1,453	984	2,797
Net loss	$(30,951)	$(5,365)	$(84,142)	$(39,388)

Loss per common share
Basic	$(1.39)	$(0.24)	$(3.79)	$(1.80)
Diluted	$(1.39)	$(0.24)	$(3.79)	$(1.80)

Weighted average common shares outstanding
Basic	22,237	22,142	22,223	21,885
Diluted	22,237	22,142	22,223	21,885

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
	(in thousands)
Net loss	$(30,951)	$(5,365)	$(84,142)	$(39,388)
Other comprehensive income (loss):
Foreign currency translation adjustment	(732)	(1,510)	(137)	2,072
Total comprehensive loss	$(31,683)	$(6,875)	$(84,279)	$(37,316)

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)

Thirteen Weeks Ended August 1, 2026
						Accumulated
			Additional			Other			Total
	Common Stock		Paid-In	Deferred	Accumulated	Comprehensive	Treasury Stock		Stockholders’
(in thousands)	Shares	Amount	Capital	Compensation	Deficit	Loss	Shares	Amount	Deficit
Balance, May 2, 2026	22,234	$2,223	$242,258	$68	$(334,138)	$(17,576)	(2)	$(68)	$(107,233)
Vesting of stock awards	7	1	(1)	—	—	—	—	—	—
Stock-based compensation benefit	—	—	(52)	—	—	—	—	—	(52)
Purchase and retirement of common stock	(1)	—	(4)	—	—	—	—	—	(4)
Other comprehensive loss	—	—	—	—	—	(732)	—	—	(732)
Net loss	—	—	—	—	(30,951)	—	—	—	(30,951)
Balance, August 1, 2026	22,240	$2,224	$242,201	$68	$(365,089)	$(18,308)	(2)	$(68)	$(138,972)

Twenty-six Weeks Ended August 1, 2026
						Accumulated
			Additional			Other			Total
	Common Stock		Paid-In	Deferred	Accumulated	Comprehensive	Treasury Stock		Stockholders’
(in thousands)	Shares	Amount	Capital	Compensation	Deficit	Loss	Shares	Amount	Deficit
Balance, January 31, 2026	22,171	$2,217	$242,718	$68	$(280,947)	$(18,171)	(2)	$(68)	$(54,183)
Vesting of stock awards	79	8	(8)	—	—	—	—	—	—
Stock-based compensation benefit	—	—	(477)	—	—	—	—	—	(477)
Purchase and retirement of common stock	(10)	(1)	(32)	—	—	—	—	—	(33)
Other comprehensive loss	—	—	—	—	—	(137)	—	—	(137)
Net loss	—	—	—	—	(84,142)	—	—	—	(84,142)
Balance, August 1, 2026	22,240	$2,224	$242,201	$68	$(365,089)	$(18,308)	(2)	$(68)	$(138,972)

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

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Twenty-six Weeks Ended
	August 1, 2026	August 2, 2025
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(84,142)	$(39,388)
Reconciliation of net loss to net cash used in operating activities:
Non-cash portion of operating lease expense	33,406	35,571
Depreciation and amortization	12,920	15,800
Amortization of financing costs	14,461	1,429
Non-cash stock-based compensation expense (benefit), net	(477)	2,677
Loss on extinguishment of debt	—	1,039
Other non-cash charges, net	—	1,218
Changes in operating assets and liabilities:
Inventories	(15,743)	(41,914)
Accounts receivable	(18,683)	(11,633)
Prepaid expenses	5,796	(8,720)
Income taxes payable, net of prepayments	1,990	(8,303)
Other non-current assets	2,084	(1,245)
Accounts payable and other current liabilities	37,933	16,247
Lease liabilities	(30,316)	(35,307)
Other long-term liabilities	8,472	(907)
Net cash used in operating activities	(32,299)	(73,436)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13,698)	(4,843)
Net cash used in investing activities	(13,698)	(4,843)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	310,091	365,258
Repayments under revolving credit facility	(281,089)	(316,500)
Proceeds from rights offering	—	90,000
Purchase and retirement of common stock	(33)	(422)
Proceeds from issuance of related party term loan	15,000	—
Repayment of related party term loan	—	(60,187)
Payment of debt issuance costs	(713)	—
Proceeds from short-term debt	42,301	—
Repayment of short-term debt	(37,175)	—
Payment of stock issuance costs	—	(395)
Net cash provided by financing activities	48,382	77,754
Effect of exchange rate changes on cash and cash equivalents	(698)	2,976
Net increase in cash and cash equivalents	1,687	2,451
Cash and cash equivalents, beginning of period	5,489	5,347
Cash and cash equivalents, end of period	$7,176	$7,798
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Net cash paid (received) for income taxes	$(858)	$11,140
Cash paid for interest	9,616	13,774
Purchases of property and equipment not yet paid	5,517	6,432
See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.BASIS OF PRESENTATION
Description of Business
The Children’s Place, Inc. and its subsidiaries (collectively, the “Company”) is one of the only pure-play children’s specialty retailers in North America with an omni-channel presence. The Company designs, contracts to manufacture, and sells fashionable, high-quality apparel, accessories and footwear predominantly at value prices, primarily under the Company’s proprietary brands “The Children’s Place” and “Gymboree”. Its global retail and wholesale network includes two digital storefronts, 514 stores in North America, wholesale marketplaces, 323 international points of distribution in 13 countries through ten international franchise and wholesale partners and social media channels on Instagram, Facebook, and X, formerly known as Twitter. The Company’s digital storefronts are at www.childrensplace.com and www.gymboree.com, where its customers are able to shop online for the same merchandise available in its physical stores, as well as certain exclusive merchandise offered only on its e-commerce sites.
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
Terms that are commonly used in the notes to the Company’s consolidated financial statements are defined as follows:
•Second Quarter 2026 — The thirteen weeks ended August 1, 2026
•Second Quarter 2025 — The thirteen weeks ended August 2, 2025
•Year-To-Date 2026 — The twenty-six weeks ended August 1, 2026
•Year-To-Date 2025 — The twenty-six weeks ended August 2, 2025
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
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated. As of August 1, 2026, January 31, 2026 and August 2, 2025, the Company did not have any investments in unconsolidated affiliates. FASB ASC 810 — Consolidation is considered when determining whether an entity is subject to consolidation.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary for a fair statement of the consolidated balance sheets of the Company as of August 1, 2026 and August 2, 2025, the results of its consolidated operations, consolidated comprehensive loss, and consolidated changes in stockholders’ deficit for the thirteen and twenty-six weeks ended August 1, 2026 and August 2, 2025, and consolidated cash flows for the twenty-six weeks ended August 1, 2026 and August 2, 2025. The consolidated balance sheet as of January 31, 2026 was derived from audited financial statements. Due to the seasonal nature of the Company’s business, the results of operations for the thirteen and twenty-six weeks ended August 1, 2026 and August 2, 2025 are not necessarily indicative of operating results for a full fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026.
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
Significant Accounting Policy Updates
IEEPA Tariff Refund Claims
During the first quarter of 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act of 1977 (“IEEPA”) were unlawful and thus deemed invalid. During Fiscal 2025 and Fiscal 2026, the Company paid approximately $40 million in IEEPA tariffs, which the Company has mostly recovered from the U.S. Customs and Border Protection.
The Company has elected to apply the loss recovery guidance under FASB ASC 450 — Contingencies to account for the recognition of these claims. Any future recovery of tariff refund claims will be recognized as a receivable when the claim becomes probable and will be reflected as a reduction of Cost of sales for inventory previously sold, or as a reduction of inventory for goods that remain unsold.
During the Second Quarter 2026, the Company received tariff refunds amounting to approximately $39 million (excluding interest) which was recorded as a reduction of Cost of sales for inventory previously sold. No asset has been recognized as of the end of the Second Quarter 2026 for any future recovery of tariff refund claims. Refer to “Note 6. Debt” for more information.
Recent Accounting Standards Updates
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

2. REVENUES
The following table presents the Company’s net sales disaggregated by geography:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
	(in thousands)
South	$96,507	$116,383	$173,729	$202,040
Northeast	41,192	47,156	87,907	93,010
West	28,980	34,954	55,875	62,695
Midwest	21,044	25,905	44,519	51,825
International and other (1)	54,077	73,608	94,995	130,561
Total net sales	$241,800	$298,006	$457,025	$540,131
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
The Company recognizes revenue, including shipping and handling fees billed to customers, as applicable, upon purchase at the Company’s retail stores or when received by the customer if the product was purchased via e-commerce, net of coupon redemptions and anticipated sales returns. The Company deferred sales of $8.6 million, $6.3 million, and $10.6 million within Accrued expenses and other current liabilities as of August 1, 2026, January 31, 2026, and August 2, 2025, respectively, based upon estimated time of delivery, at which point control passes to the customer. Sales tax collected from customers is excluded from revenue.
For its wholesale business, the Company recognizes revenue, when title of the goods passes to the customer, net of commissions, discounts, operational chargebacks, and cooperative advertising. The allowance for wholesale revenue included within Accounts receivable was $6.7 million, $12.3 million, and $6.9 million as of August 1, 2026, January 31, 2026, and August 2, 2025, respectively.
For the sale of goods to retail customers with a right of return, the Company recognizes revenue for the consideration it expects to be entitled to and calculates an allowance for estimated sales returns based upon the Company’s sales return experience. Adjustments to the allowance for estimated sales returns in subsequent periods have not been material based on historical data, thereby reducing the uncertainty inherent in such estimates. The allowance for estimated sales returns, which is recorded in Accrued expenses and other current liabilities, was $1.5 million, $0.7 million, and $2.0 million as of August 1, 2026, January 31, 2026, and August 2, 2025, respectively.

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
The Company has a points-based customer loyalty program in which customers earn points based on purchases and other promotional activities. These points can be redeemed for coupons to discount future purchases. During Fiscal 2025, the Company launched a new loyalty program in which customers can now redeem their coupons over a 12-month period. A contract liability is estimated based on the standalone selling price of benefits earned by customers through the program and the related redemption experience under the program. The value of each point earned is recorded as deferred revenue and is included within Accrued expenses and other current liabilities. The total contract liabilities related to this program were $16.8 million, $11.7 million, and $6.0 million as of August 1, 2026, January 31, 2026, and August 2, 2025, respectively. During the Second Quarter 2026 and Second Quarter 2025, the Company recognized Net sales of $6.3 million and $3.7 million related to the points-based customer loyalty program balance that existed at January 31, 2026 and February 1, 2025, respectively. During Year-To-Date 2026 and Year-To-Date 2025, the Company recognized Net sales of $10.8 million and $3.7 million related to the points-based customer loyalty program balance that existed at January 31, 2026 and February 1, 2025, respectively.
The Company’s policy with respect to gift cards is to record revenue as and when the gift cards are redeemed for merchandise. The Company recognizes gift card breakage income in proportion to the pattern of rights exercised by the customer when the Company expects to be entitled to breakage and the Company determines that it does not have a legal obligation to remit the value of the unredeemed gift card to the relevant jurisdiction as unclaimed or abandoned property. Gift card breakage is recorded within Net sales. Prior to their redemption, gift cards are recorded as a liability within Accrued expenses and other current liabilities. The liability is estimated based on expected breakage that considers historical patterns of redemption. The gift card liability balance as of August 1, 2026, January 31, 2026, and August 2, 2025 was $2.8 million, $3.2 million, and $4.3 million, respectively. During the Second Quarter 2026 and the Second Quarter 2025, the Company recognized Net sales of $0.7 million and $0.9 million related to the gift card liability balance that existed at January 31, 2026 and February 1, 2025, respectively. During the Year-To-Date 2026 and the Year-To-Date 2025, the Company recognized Net sales of $1.8 million and $2.3 million related to the gift card liability balance that existed at January 31, 2026 and February 1, 2025, respectively.
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

		August 1, 2026
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
The Company did not identify any indicators of impairment on the Gymboree tradename in the Second Quarter 2026 and Year-To-Date 2026, and in the Second Quarter 2025 and Year-To-Date 2025.

4. PROPERTY AND EQUIPMENT, NET
Property and equipment consisted of the following:

	August 1, 2026	January 31, 2026	August 2, 2025
	(in thousands)
Land and land improvements	$3,403	$3,403	$3,403
Building and improvements	36,208	36,208	36,209
Material handling equipment	73,813	73,813	84,761
Leasehold improvements	161,358	152,116	162,599
Store fixtures and equipment	139,988	140,126	151,551
Capitalized software	206,461	208,671	229,404
Construction in progress	3,655	2,091	4,850
	624,886	616,428	672,777
Less: accumulated depreciation and amortization	(539,962)	(534,770)	(583,332)
Property and equipment, net	$84,924	$81,658	$89,445
The Company reviewed its store-related long-lived assets for indicators of impairment, and performed a recoverability test if indicators were identified. Based on the results of the analyses performed, the Company did not record asset impairment charges in the Second Quarter 2026 and Year-To-Date 2026, and in the Second Quarter 2025 and Year-To-Date 2025.

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
The following components of operating lease expense were recognized in the Company’s Consolidated Statements of Operations:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
	(in thousands)
Fixed operating lease cost	$22,884	$21,343	$42,704	$42,542
Variable operating lease cost	4,796	4,322	11,152	10,081
Total operating lease cost	$27,680	$25,665	$53,856	$52,623
The following table presents key information related to the Company’s operating leases, including weighted-average remaining lease term and discount rate, cash paid for operating lease liabilities, and right-of-use (“ROU”) assets obtained in exchange for new operating lease liabilities:

	Twenty-six Weeks Ended
	August 1, 2026	August 2, 2025
Weighted-average remaining lease term (years)	5.0	4.4
Weighted average discount rate (%)	9.2%	8.6%
Cash paid for amounts included in the measurement of operating lease liabilities ($, in thousands)	30,316	35,714
ROU assets obtained in exchange for new operating lease liabilities ($, in thousands)	78,361	27,317
As of August 1, 2026, the maturities of operating lease liabilities were as follows:

August 1, 2026
(in thousands)
Remainder of 2026	$45,867
2027	67,194
2028	54,366
2029	30,792
2030	22,985
Thereafter	65,162
Total operating lease payments	286,366
Less: imputed interest	(62,345)
Present value of operating lease liabilities	$224,021

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
For the Second Quarter 2026 and Second Quarter 2025, the Company recognized $2.6 million and $5.4 million, respectively, in interest expense related to the ABL Credit Facility. During the Year-To-Date 2026 and the Year-To-Date 2025, the Company recognized $4.8 million and $10.2 million, respectively, in interest expense related to the ABL Credit Facility.
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
The ABL Credit Facility contains covenants, which include conditions on stock buybacks and the payment of cash dividends or similar payments. These covenants also limit the ability of the Company and its subsidiaries to incur certain liens, to incur certain indebtedness, to make certain investments, acquisitions, or dispositions or to change the nature of its business. Pursuant to a prior amendment, the requisite payment condition thresholds for some of these covenants were heightened, resulting in certain actions such as the repurchase of shares and payment of cash dividends becoming more difficult to perform. Additionally, if the Company is unable to maintain a certain amount of excess availability for borrowings, the Company may be subject to cash dominion, and pursuant to the Eighth Amendment, the Company is required to maintain excess availability of at least $35.0 million, subject to increase based on the Company’s borrowing base (the “excess availability requirement”). The Company was in compliance with this excess availability requirement as of August 1, 2026.
The ABL Credit Facility contains customary events of default, which include (subject in certain cases to customary grace and cure periods) nonpayment of principal or interest, breach of covenants, failure to pay certain other indebtedness, and certain events of bankruptcy, insolvency or reorganization, such as a change of control.
As of August 1, 2026, January 31, 2026, and August 2, 2025, unamortized deferred financing costs amounted to $5.0 million, $5.6 million, and $2.7 million, related to the ABL Credit Facility.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The table below presents the components of the ABL Credit Facility:

	August 1, 2026	January 31, 2026	August 2, 2025
	(in millions)
Borrowing base	$265.7	$234.2	$356.4
Credit facility size	350.0	350.0	433.0
Maximum borrowing availability (1)	229.1	199.2	356.4

Outstanding borrowings	160.1	131.1	294.4
Letters of credit outstanding—standby	21.5	23.7	18.2
Utilization of credit facility at end of period	181.6	154.8	312.6

Availability (2)	$47.5	$44.4	$43.8

Interest rate at end of period	6.6%	6.5%	7.6%
Average interest rate	6.5%	7.6%	7.7%
Average end-of-day loan balance during the period	$139.6	$248.7	$261.7
Highest end-of-day loan balance during the period	$172.2	$302.7	$302.3
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
(2)The sublimit availability for letters of credit was $8.5 million as of August 1, 2026, $6.3 million as of January 31, 2026, and $6.8 million as of August 2, 2025.
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
The SLR Term Loan is secured by a first priority security interest in the Company’s intellectual property, real estate, certain furniture, fixtures and equipment, and pledges of subsidiary capital stock, and a second priority security interest in the collateral secured by a first priority security interest under the ABL Credit Facility. The SLR Term Loan is guaranteed by each of the Company’s subsidiaries that guarantees the ABL Credit Facility.
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

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The SLR Term Loan contains certain customary events of default, which include (subject in certain cases to customary grace periods), nonpayment of principal, breach of other covenants of the SLR Term Loan, inaccuracy in representations or warranties, acceleration of certain other indebtedness (including under the Credit Agreement), certain events of bankruptcy, insolvency or reorganization, such as a change of control, and invalidity of any part of the SLR Term Loan. Additionally, the SLR Term Loan contains the same excess availability requirement as the ABL Credit Facility. The Company was in compliance with this excess availability requirement as of August 1, 2026.
For the Second Quarter 2026 and Year-To-Date 2026, the Company recognized $2.4 million and $4.6 million in interest expense related to the SLR Term Loan. As of August 1, 2026, the interest rate was 10.1%.
As of August 1, 2026 and January 31, 2026, unamortized deferred financing costs amounted to $2.3 million and $2.4 million, respectively, related to the SLR Term Loan.
Initial Mithaq Term Loans
Mithaq Capital SPC, a Cayman segregated portfolio company (“Mithaq”), is a controlling stockholder of the Company. The Company and certain subsidiaries maintain an interest-free, unsecured and subordinated promissory note with Mithaq (the “First Mithaq Term Loan”), dated February 29, 2024, by and among the Company, certain of its subsidiaries, and Mithaq. During Fiscal 2025, $60.2 million under the First Mithaq Term Loan was repaid pursuant to the completion of the Company’s rights offering on February 6, 2025 (“Rights Offering”), leaving $18.4 million outstanding under the First Mithaq Term Loan as of August 1, 2026.
The First Mithaq Term Loan matures on April 16, 2031 and is guaranteed by each of the Company’s subsidiaries that guarantees the ABL Credit Facility and the SLR Term Loan.
The Company and certain subsidiaries also maintain an unsecured and subordinated promissory note with Mithaq for a $90.0 million term loan (the “Second Mithaq Term Loan”; and together with the First Mithaq Term Loan, collectively, the “Initial Mithaq Term Loans”), dated April 16, 2024, by and among the Company, certain of its subsidiaries, and Mithaq.
The Second Mithaq Term Loan also matures on April 16, 2031, and requires monthly payments equivalent to interest charged at the SOFR per annum plus 4.000%, with the first year’s monthly payments to Mithaq deferred until April 30, 2025. On April 28, 2025, the Company and Mithaq entered into Amendment No. 1 to the Second Mithaq Term Loan promissory note, which subjected these deferred monthly payments due as of April 30, 2025 to a payment plan, payable in installments prior to the end of Fiscal 2025. The Second Mithaq Term Loan is guaranteed by each of the Company’s subsidiaries that guarantees the ABL Credit Facility and the SLR Term Loan.
Pursuant to the Company’s refinancing transactions on December 16, 2025, the Second Mithaq Term Loan was further amended to allow the Company to defer its monthly payments upon written notice to Mithaq, and as an amendment consent fee, its principal amount was increased by $2.7 million to $92.7 million, leaving an aggregate of $111.1 million outstanding under the Initial Mithaq Term Loans. These amendments were evaluated under FASB ASC 470 — Debt, and accounted for as debt modifications.
For the Second Quarter 2026 and Second Quarter 2025, the Company recognized $1.8 million and $1.9 million, respectively, in interest-equivalent expense related to the Second Mithaq Term Loan. During the Year-To-Date 2026 and the Year-To-Date 2025, the Company recognized $3.5 million and $3.7 million, respectively, in interest expense related to the Second Mithaq Term Loan. As of August 1, 2026, the interest-equivalent rate was 7.6%.
During the Second Quarter 2026, the Company deferred all interest-equivalent payments to Mithaq, which is expected to be settled upon maturity of the Second Mithaq Term Loan. During the Second Quarter 2025, the Company paid $3.3 million in interest-equivalent charges to Mithaq. These payments were made in the form of Murabaha transactions to be compliant with Shariah law. The purchase and sale of commodities as a result of these transactions were accounted for in accordance with FASB ASC 610 — Other income, and presented on a net basis within Related party interest expense. As of August 1, 2026, January 31, 2026, and August 2, 2025, interest-equivalent expense payable to Mithaq was $9.1 million, $5.6 million, and $7.0 million, respectively. As the payments due as of August 1, 2026 are not expected to be settled within 12 months due to payment condition restrictions within the Credit Agreement, the amounts payable are recorded within Other long-term liabilities.
The Initial Mithaq Term Loans are subject to an amended and restated subordination agreement (as amended from time to time, the “Mithaq Subordination Agreement”), dated as of April 16, 2024, by and among the Company and certain subsidiaries, Wells Fargo and Mithaq, pursuant to which the Initial Mithaq Term Loans are subordinated in payment priority to the obligations of the Company and its subsidiaries under the Credit Agreement.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Pursuant to the Company’s refinancing transactions in December 2025, the Initial Mithaq Term Loans are also subordinated in payment priority to the obligations of the Company and its subsidiaries under the SLR Term Loan. Subject to such subordination terms, the Initial Mithaq Term Loans are prepayable at any time and from time to time without penalty and do not require any mandatory prepayments.
The Initial Mithaq Term Loans contain customary affirmative and negative covenants substantially similar to a subset of the covenants set forth in the Credit Agreement, including limits on the ability of the Company and its subsidiaries to incur certain liens, to incur certain indebtedness, to make certain investments, acquisitions, dispositions or restricted payments, or to change the nature of its business. The Initial Mithaq Term Loans, however, do not provide for any closing, prepayment or exit fees, or other fees typical for transactions of this nature, do not impose additional reserves on borrowings under the Credit Agreement, and do not contain certain other restrictive covenants.
The Initial Mithaq Term Loans contain certain customary events of default, which include (subject in certain cases to customary grace periods), nonpayment of principal, breach of other covenants of the Initial Mithaq Term Loans, inaccuracy in representations or warranties, acceleration of certain other indebtedness (including under the Credit Agreement), certain events of bankruptcy, insolvency or reorganization, such as a change of control, and invalidity of any part of the Initial Mithaq Term Loans.
As of August 1, 2026, January 31, 2026, and August 2, 2025, unamortized deferred financing costs amounted to $3.2 million, $3.6 million, and $1.2 million, respectively, related to the Initial Mithaq Term Loans.
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
If any debt is incurred under the Mithaq Credit Facility, it shall require monthly payments equivalent to interest charged at the SOFR per annum plus 9.000%. Such debt shall be unsecured and shall be guaranteed by each of the Company’s subsidiaries that guarantees the ABL Credit Facility and the SLR Term Loan. Similar to the Initial Mithaq Term Loans, such debt shall also be subject to the Mithaq Subordination Agreement, contain customary affirmative and negative covenants substantially similar to a subset of the covenants set forth in the Credit Agreement, and contain certain customary events of default. Additionally, such debt shall require no mandatory prepayments and shall mature no earlier than December 16, 2030.
On July 1, 2026, the Company and certain of its subsidiaries entered into a Shariah compliant, unsecured and subordinated promissory note with Mithaq for a $15.0 million term loan (the “Third Mithaq Term Loan”; and collectively with the Initial Mithaq Term Loans, the “Mithaq Term Loans”), as the first advance under the Company’s $40.0 million Mithaq Credit Facility. The net proceeds from the Third Mithaq Term Loan were received by the Company on July 1, 2026 and used to partially pay down its borrowings under the ABL Credit Facility, to reduce a portion of its accounts payable balances with vendors, and for other working capital purposes. As of August 1, 2026, the Company’s remaining availability under the Mithaq Credit Facility was $25.0 million.
Similar to the Initial Mithaq Term Loans, the Third Mithaq Term Loan matures on April 16, 2031, and is guaranteed by each of the Company’s subsidiaries that guarantees the ABL Credit Facility and the SLR Term Loan.
Similar to the Second Mithaq Term Loan, the Third Mithaq Term Loan requires monthly payments equivalent to interest charged at the SOFR per annum plus 9.000%, with such payments subject to deferral by the Company upon written notice to Mithaq.
For the Second Quarter 2026 and Year-To-Date 2026, the Company recognized $0.2 million in interest expense related to the Third Mithaq Term Loan. As of August 1, 2026, the interest-equivalent rate was 12.6%.
In addition, similar to the Initial Mithaq Term Loans, the Third Mithaq Term Loan is subject to the Mithaq Subordination Agreement, pursuant to which the Third Mithaq Term Loan is also subordinated in payment priority to the obligations of the Company and its subsidiaries under the Credit Agreement and the SLR Loan Agreement. Subject to such subordination terms, the Third Mithaq Term Loan is also prepayable at any time and from time to time without penalty and does not require any mandatory prepayments.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Similar to the Initial Mithaq Term Loans, the Third Mithaq Term Loan also contains customary affirmative and negative covenants substantially similar to a subset of the covenants set forth in the Credit Agreement, including limits on the ability of the Company and its subsidiaries to incur certain liens, to incur certain indebtedness, to make certain investments, acquisitions, dispositions or restricted payments, or to change the nature of its business. The Third Mithaq Term Loan, however, does not provide for any closing, prepayment or exit fees, or other fees typical for transactions of this nature, does not impose additional reserves on borrowings under the Credit Agreement, and does not contain certain other restrictive covenants.
Similar to the Initial Mithaq Term Loans, the Third Mithaq Term Loan also contains certain customary events of default, which include (subject in certain cases to customary grace periods), nonpayment of principal, breach of other covenants of the Third Mithaq Term Loan, inaccuracy in representations or warranties, acceleration of certain other indebtedness (including under the Credit Agreement), certain events of bankruptcy, insolvency or reorganization, such as a change of control, and invalidity of any part of the Third Mithaq Term Loan.
Maturities of the Company’s principal debt payments on the SLR Term Loan, and the Mithaq Term Loans are as follows:

August 1, 2026
(in thousands)
Remainder of 2026	$—
2027	—
2028	—
2029	—
2030	100,000
2031	126,113
Total principal debt payments	$226,113
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
The monetization of the Company’s income tax receivable claim was accounted for in accordance with FASB ASC 470 — Debt, and presented as Short-term debt. As of August 1, 2026, the unamortized financing costs amounted to $2.2 million. These costs are being amortized through the expected settlement date of the claim and recorded in Interest expense based on an effective interest rate of 18.0%.
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
The monetization of the Company’s tariff refund claims was accounted for in accordance with FASB ASC 470 — Debt, and presented as Short-term debt. During the Second Quarter 2026, the Company received tariff refunds amounting to approximately $39 million (excluding interest), the majority of which was remitted to Alnus which reduced the Short-term debt outstanding. As of August 1, 2026, the unamortized financing costs amounted to $0.6 million. These costs are being amortized through the expected settlement date of the claim and recorded in Interest expense. Refer to “Note 1. Basis of Presentation” for the related accounting policy update on tariff refund claims.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
7. COMMITMENTS AND CONTINGENCIES
The Company is a defendant in Gabriela Gonzalez v. The Children’s Place, Inc., a purported class action, pending in the U.S. District Court, Central District of California. The plaintiff alleged that the Company had falsely advertised discounts that do not exist, in violation of California’s Unfair Competition Laws, False Advertising Law and the California Consumer Legal Remedies Act. The Company filed a motion to compel arbitration, which the plaintiff did not oppose, and the court granted the motion on August 17, 2022—staying the case pending the outcome of the arbitration. The demand for arbitration was filed on October 4, 2022, in connection with the individual claim of the plaintiff. A mass arbitration firm associated with plaintiff’s counsel then conducted an advertising campaign for claimants to conduct a mass arbitration. In part, to avoid the mass arbitration, the parties stipulated to return the original plaintiff’s claim to court to proceed as a class action. Accordingly, the arbitration would not be proceeding and the Company’s response to the original plaintiff’s complaint in court was filed on July 20, 2023. On August 16, 2023, however, the Company began to receive notices regarding an initial tranche of approximately 1,300 individual demands that were filed with Judicial Arbitration and Mediation Services, Inc. (“JAMS”) as part of a related mass arbitration claim. The parties participated in mediation proceedings on November 15, 2023 and February 9, 2024. The parties agreed to further discuss settlement options in May 2024, which occurred without resolution. In late May 2024, due to the judge’s retirement, the Gonzalez action was transferred and reassigned to a different judge. Deadlines were therefore reset, including the Company’s motion to dismiss. On June 10, 2024, JAMS advised that it would be pausing its administration of the claims until the parties resolve their dispute over which set of arbitration terms apply to the case. The Company’s motion to dismiss was denied in November 2024. The Company subsequently filed a Motion for Reconsideration in December 2024, which was denied by the court in October 2025. The plaintiffs then filed a Motion for Class Certification on September 1, 2026. The Company’s opposition will be due by October 27, 2026. Prior to filing the opposition, the Company will take the depositions of plaintiffs’ class certification experts by the end of September 2026. Discovery relating to the Motion for Class Certification is anticipated to be conducted through the end of 2026. Any liability arising out of these proceedings is not expected to have a material adverse effect on the Company's financial position, results of operations, or cash flows.
The Company is also involved in various legal proceedings arising in the normal course of business. In the opinion of management, any ultimate liability arising out of these proceedings is not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

8. STOCKHOLDERS’ DEFICIT
Share Repurchase Program
In November 2021, the Company’s board of directors authorized a $250.0 million share repurchase program (the “Share Repurchase Program”). Under this program, the Company may repurchase shares on the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, and other market and business conditions. The Company may suspend or discontinue the program at any time and may thereafter reinstitute purchases, all without prior announcement. Currently, pursuant to the terms of the Company’s Credit Agreement and SLR Loan Agreement, the repurchase of any shares would require fulfilling stringent payment conditions under those agreements, except that repurchases of shares as described below, pursuant to the Company’s practice as a result of its insider trading policy, are expressly permitted. As of August 1, 2026, there was $156.1 million remaining availability under the Share Repurchase Program.
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

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table summarizes the Company’s share repurchases:

	Twenty-six Weeks Ended
	August 1, 2026		August 2, 2025
	Shares	Amount	Shares	Amount
	(in thousands)
Share repurchases related to:
Share repurchase program	10	$33	71	$422
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
The following table summarizes the Company’s stock-based compensation expense (benefit):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
	(in thousands)
Deferred Awards	$(52)	$467	$44	$1,706
Performance Awards	—	464	(521)	971
Total stock-based compensation expense (benefit) (1)	$(52)	$931	$(477)	$2,677
___________________________________________
(1)Stock-based compensation expense (benefit) recorded within Cost of sales (exclusive of depreciation and amortization) amounted to $0.2 million in the Second Quarter 2025, and $(0.2) million and $0.4 million in Year-To-Date 2026 and Year-To-Date 2025, respectively. All other stock-based compensation expense (benefit) is included in Selling, general, and administrative expenses.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
10. LOSS PER COMMON SHARE
The following table reconciles Net loss and common share amounts utilized to calculate basic and diluted loss per common share:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
	(in thousands)
Net loss	$(30,951)	$(5,365)	$(84,142)	$(39,388)

Basic weighted average common shares outstanding	22,237	22,142	22,223	21,885
Diluted weighted average common shares outstanding	22,237	22,142	22,223	21,885

Anti-dilutive shares excluded from diluted loss per common share calculation	70	54	79	74

11.     FAIR VALUE MEASUREMENT
The Company’s cash and cash equivalents and investments in the rabbi trust are short-term in nature. As such, their carrying amounts approximate fair value. These assets and liabilities fall within Level 1 of the fair value hierarchy. The Company stock included in the deferred compensation plan is not subject to fair value measurement.
The fair value of the First Mithaq Term Loan with a carrying value (gross of debt issuance costs) of $18.4 million as of August 1, 2026, was $12.1 million. The fair value of the Second Mithaq Term Loan with a carrying value (gross of debt issuance costs) of $92.7 million as of August 1, 2026, was $87.4 million. The fair value of the Mithaq Term Loans was estimated using a market approach, which considers the Company’s credit risk and market related conditions, and is therefore within Level 2 of the fair value hierarchy. The carrying amount of the Company’s remaining short-term and long-term borrowings, which are considered Level 2 liabilities, approximates fair value based on current rates and terms available to the Company for similar debt.
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
The Company performed periodic quantitative impairment assessments of its store-related long-lived assets and did not record an impairment charge in the Second Quarter 2026 and Year-To-Date 2026, and in the Second Quarter 2025 and Year-To-Date 2025.
Impairment of Indefinite-Lived Intangible Assets
The Company estimates the fair value of its indefinite-lived Gymboree tradename based on an income approach using the relief-from-royalty method. Estimating fair value using this method requires management to estimate future revenues, royalty rates, discount rates, long-term growth rates, and other factors in order to project future cash flows.
The Company performs a periodic impairment assessment of the Gymboree tradename, in accordance with FASB ASC 350 — Intangibles — Goodwill and Other. Based on this assessment, the Company did not identify any indicators of impairment in the Second Quarter 2026 and Year-To-Date 2026, and in the Second Quarter 2025 and Year-To-Date 2025.

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
The Company’s benefit for income taxes was $(0.3) million during the Second Quarter 2026, compared to a provision of $1.5 million during the Second Quarter 2025. The Company’s effective tax rate was a benefit of 1.1% in the Second Quarter 2026, compared to a provision of (37.1)% in the Second Quarter 2025. The change in the effective tax rate was due to a combination of a higher pretax loss during the Second Quarter 2026 compared to the Second Quarter 2025, and changes in the Company’s forecasted earnings mix. The Company continues to adjust its valuation allowance based upon its ongoing operating results.
The Company’s provision for income taxes was $1.0 million during the Year-To-Date 2026, compared to $2.8 million during the Year-To-Date 2025. The Company’s effective tax rate was a provision of (1.2)% in the Year-To-Date 2026, compared to (7.6)% in the Year-To-Date 2025. The change in the effective tax rate was due to a combination of a higher pretax loss during the Year-To-Date 2026 compared to the Year-To-Date 2025, and changes in the Company’s forecasted earnings mix. The Company continues to adjust its valuation allowance based upon its ongoing operating results.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act allows net operating losses (“NOLs”) incurred in taxable years 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to offset 100% of taxable income and to generate a refund of previously paid income taxes. Pursuant to the CARES Act, the Company carried back the taxable year 2020 tax loss of $150.0 million to prior years. As of August 1, 2026, January 31, 2026, and August 2, 2025, the remaining income tax receivable of $19.1 million is included within Prepaid expenses and other current assets on the Consolidated Balance Sheets. During the first quarter of 2026, the Company entered into an agreement with TRMEF to monetize its income tax receivable claim. Refer to “Note 6. Debt” for more information.
The Company accrues interest and penalties related to unrecognized tax benefits as part of its provision for income taxes. The total amount of unrecognized tax benefits was $5.1 million, $4.9 million, and $6.7 million as of August 1, 2026, January 31, 2026, and August 2, 2025, respectively, and is included within Long-term liabilities. Additional interest expense recognized in the Second Quarter 2026 and Second Quarter 2025, and Year-To-Date 2026 and Year-To-Date 2025 related to unrecognized tax benefits was not significant.
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

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
In accordance with FASB ASC 280 — Segment Reporting, the Company reports segment data based on geography: The Children’s Place U.S. and The Children’s Place International. Each segment includes an e-commerce business located at www.childrensplace.com and www.gymboree.com. Included in The Children’s Place U.S. segment are the Company’s U.S. and Puerto Rico-based stores and net sales from the Company’s U.S.-based wholesale business. Included in The Children’s Place International segment are the Company’s Canadian-based stores and net sales from international franchisees. Net sales and direct costs are recorded by each segment. Certain inventory procurement functions, such as production and design, as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services, are managed by The Children’s Place U.S. segment. Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales. The assets related to these functions are not allocated. The Company periodically reviews these allocations and adjusts them based upon changes in business circumstances.
Major Customers
Net sales to external customers are derived from merchandise sales, and the Company has one U.S. wholesale customer that individually accounted for more than 10% of its Net sales amounting to $25.1 million for the Second Quarter 2026, and $42.3 million and $74.5 million for the Second Quarter 2025 and Year-To-Date 2025, respectively. The customer also accounted for a majority of the Company’s accounts receivable, amounting to $19.2 million, $13.7 million, and $31.8 million as of August 1, 2026, January 31, 2026, and August 2, 2025.
Store Count by Segment
As of August 1, 2026, The Children’s Place U.S. had 458 stores and The Children’s Place International had 56 stores. As of August 2, 2025, The Children’s Place U.S. had 437 stores and The Children’s Place International had 57 stores.
The tables below present certain segment information, including significant segment expenses, for our reportable segments for the periods indicated:

	Thirteen Weeks Ended August 1, 2026
	The Children’s Place U.S.	The Children’s Place International (1)	Total

Net sales	$220,116	$21,684	$241,800
Cost of sales (exclusive of depreciation and amortization) (2)	139,076	19,446	158,522
Selling, general, and administrative expenses (3)	82,804	7,257	90,061
Depreciation and amortization	5,858	396	6,254
Segment operating loss	$(7,622)	$(5,415)	$(13,037)
Segment operating loss as a percentage of net sales	(3.5)%	(25.0)%	(5.4)%

	Twenty-six Weeks Ended August 1, 2026
	The Children’s Place U.S.	The Children’s Place International (1)	Total

Net sales	$415,407	$41,618	$457,025
Cost of sales (exclusive of depreciation and amortization) (2)	281,108	39,289	320,397
Selling, general, and administrative expenses (3)	163,858	15,067	178,925
Depreciation and amortization	12,106	814	12,920
Segment operating loss	$(41,665)	$(13,552)	$(55,217)
Segment operating loss as a percentage of net sales	(10.0)%	(32.6)%	(12.1)%

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Thirteen Weeks Ended August 2, 2025
	The Children’s Place U.S.	The Children’s Place International (1)	Total

Net sales	$273,187	$24,819	$298,006
Cost of sales (exclusive of depreciation and amortization) (2)	178,614	18,120	196,734
Selling, general, and administrative expenses (3)	81,264	8,332	89,596
Depreciation and amortization	7,025	545	7,570
Segment operating income (loss)	$6,284	$(2,178)	$4,106
Segment operating income (loss) as a percentage of net sales	2.3%	(8.8)%	1.4%

	Twenty-six Weeks Ended August 2, 2025
	The Children’s Place U.S.	The Children’s Place International (1)	Total

Net sales	$494,954	$45,177	$540,131
Cost of sales (exclusive of depreciation and amortization) (2)	332,600	35,476	368,076
Selling, general, and administrative expenses (3)	161,104	15,162	176,266
Depreciation and amortization	14,681	1,119	15,800
Segment operating loss	$(13,431)	$(6,580)	$(20,011)
Segment operating loss as a percentage of net sales	(2.7)%	(14.6)%	(3.7)%
__________________________________________
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
The table below presents a reconciliation of reportable segment operating income (loss) to Loss before provision (benefit) for income taxes:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
	(in thousands)
Total segment operating income (loss)	$(13,037)	$4,106	$(55,217)	$(20,011)
Related party interest expense	(2,099)	(1,868)	(4,041)	(3,740)
Other interest expense	(16,193)	(6,167)	(23,948)	(12,867)
Interest income	40	17	48	27
Loss before provision (benefit) for income taxes	$(31,289)	$(3,912)	$(83,158)	$(36,591)

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Additional Segment Data

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
	(in thousands)
Capital expenditures:
The Children’s Place U.S.	$4,005	$1,134	$11,919	$4,407
The Children’s Place International	1,659	296	1,779	436
Total capital expenditures	$5,664	$1,430	$13,698	$4,843

	August 1, 2026	January 31, 2026	August 2, 2025
	(in thousands)
Total assets:
The Children’s Place U.S.	$705,625	$631,198	$760,234
The Children’s Place International	36,682	39,101	44,863
Total assets	$742,307	$670,299	$805,097

Long-lived assets:
United States	$300,841	$258,645	$247,040
Canada	10,568	10,615	11,848
Asia	4,803	3,042	2,354
Total long-lived assets (1)	$316,212	$272,302	$261,242
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
Terms that are commonly used in our Management’s Discussion and Analysis of Financial Condition and Results of Operations are defined as follows:
•Second Quarter 2026 — The thirteen weeks ended August 1, 2026
•Second Quarter 2025 — The thirteen weeks ended August 2, 2025
•Year-To-Date 2026 — The twenty-six weeks ended August 1, 2026
•Year-To-Date 2025 — The twenty-six weeks ended August 2, 2025
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

OVERVIEW
Our Business
We are one of the only pure-play children’s specialty retailers in North America with an omni-channel presence. We design, contract to manufacture, and sell fashionable, high quality apparel, accessories and footwear predominantly at value prices, primarily under our proprietary brands: “The Children’s Place” and “Gymboree”. Our global retail and wholesale network includes two digital storefronts, 514 stores in North America, wholesale marketplaces, 323 international points of distribution in 13 countries through our ten international franchise and wholesale partners, and social media channels on Instagram, Facebook, and X, formerly known as Twitter. Our digital storefronts are at www.childrensplace.com and www.gymboree.com, where our customers are able to shop online for the same merchandise available in our physical stores, as well as certain exclusive merchandise offered only on our e-commerce sites.
Segment Reporting
In accordance with FASB ASC 280 — Segment Reporting, we report segment data based on geography: The Children’s Place U.S. and The Children’s Place International. Each segment includes an e-commerce business located at www.childrensplace.com and www.gymboree.com. Included in The Children’s Place U.S. segment are our U.S. and Puerto Rico-based stores and net sales from our U.S.-based wholesale business. Included in The Children’s Place International segment are our Canadian-based stores and net sales from international franchisees. We measure our segment profitability based on operating income (loss), defined as income (loss) before interest and taxes. Net sales and direct costs are recorded by each segment. Certain inventory procurement functions such as production and design, as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services, are managed by The Children’s Place U.S. segment. Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales. The assets related to these functions are not allocated. We periodically review these allocations and adjust them based upon changes in business circumstances. Net sales to external customers are derived from merchandise sales, and we have one U.S. wholesale customer that individually accounted for more than 10% of our Net sales for the Second Quarter 2026.
Recent Developments
Macroeconomic conditions, including inflationary pressures, higher gas prices, higher interest rates, tariffs, and other domestic and geopolitical factors, continued to adversely affect our core customer. During the Second Quarter 2026, these pressures contributed to a decrease in consumer discretionary apparel purchases. We expect these macroeconomic conditions, including but not limited to increased gas prices, transportation costs, distribution costs, and geopolitical conditions like changes in foreign policies of the United States, and other inflationary pressures, to continue to have an adverse impact during the remainder of Fiscal 2026.
During the first quarter of 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act of 1977 (“IEEPA”) were unlawful and thus deemed invalid. During Fiscal 2025 and Fiscal 2026, we paid approximately $40 million in IEEPA tariffs. During the Second Quarter 2026, we submitted tariff refund claims to the U.S. Customs and Border Protection (“CBP”) and received refunds amounting to approximately $39 million (excluding interest) which was recorded as a reduction of Cost of sales for inventory previously sold. As previously disclosed, we monetized most of these tariff refund claims at a discounted rate by selling the future receipt of these funds to a purchaser. The refunds received were used primarily to pay down our short-term debt. For more information about the monetization of these IEEPA tariff refund claims, see “Note 6. Debt” of the accompanying consolidated financial statements.

As previously disclosed, on July 6, 2026, Muhammad Umair resigned as President and Chief Executive Officer of the Company, but not as an employee, and the board of directors of the Company (the “Board”) appointed Muhammad Asif Seemab as President and Interim Chief Executive Officer. The Company indicated at that time that there were ongoing negotiations regarding Mr. Umair taking on a new role with the Company and potential adjustments to his compensation in connection with such change in role. On September 11, 2026, the Company entered into an employment adjustment letter (the “Adjustment Letter”) with Mr. Umair, effective as of July 1, 2026, pursuant to which Mr. Umair transitioned from the position of President and Chief Executive Officer to the position of Chief Strategy Officer of the Company. Mr. Umair will continue to serve as a member of the Board. Under the Adjustment Letter, Mr. Umair’s annual base salary was revised to $497,500, his existing equity awards granted in connection with his prior position were forfeited, and he would no longer be eligible to participate in the Company’s annual management incentive plan. All other terms and conditions of Mr. Umair’s employment, from his employment letter dated May 29, 2024 remain the same.
In connection with Mr. Umair’s transition, the Company granted Mr. Umair the following one-time awards pursuant to the Adjustment Letter: (i) a grant of 125,000 shares of the Company’s common stock, subject to certain restrictions on transfer and risks of forfeiture (the “Umair Restricted Shares”); (ii) a grant of 125,000 performance-based restricted stock units, each representing the right to receive one share of the Company’s common stock, subject to certain restrictions on transfer and risks of forfeiture (the “Umair PSUs”); and (iii) a one-time cash award of $350,000, payable within 30 days of the date of the Adjustment Letter. Each of the Umair Restricted Shares and Umair PSUs vest in two equal tranches upon the Company’s market capitalization (measured using a 90-day volume-weighted average price) equaling or exceeding $265 million and $400 million, respectively, subject to Mr. Umair’s continued employment with the Company. Any Umair Restricted Shares or Umair PSUs that have not vested by the third anniversary of the grant date will be forfeited and returned to the Company, subject to extensions up to the seventh anniversary of the grant date, at the Company’s discretion.

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
Second Quarter 2026 Compared to Second Quarter 2025

	Thirteen Weeks Ended		Thirteen Weeks Ended		Variance
	August 1, 2026	% of Net Sales	August 2, 2025	% of Net Sales	$	%	% of Net Sales
	(amounts in thousands)
Net sales	$241,800	100.0%	$298,006	100.0%	$(56,206)	(18.9)%	—%
Cost of sales (exclusive of depreciation and amortization)	158,522	65.6%	196,734	66.0%	38,212	19.4%	0.4%
Gross profit	83,278	34.4%	101,272	34.0%	(17,994)	(17.8)%	0.4%
Selling, general, and administrative expenses	90,061	37.2%	89,596	30.1%	(465)	(0.5)%	(7.1)%
Depreciation and amortization	6,254	2.6%	7,570	2.5%	1,316	17.4%	(0.1)%
Operating income (loss)	(13,037)	(5.4)%	4,106	1.4%	(17,143)	(417.5)%	(6.8)%
Related party interest expense	(2,099)	(0.9)%	(1,868)	(0.6)%	(231)	(12.4)%	(0.3)%
Other interest expense, net	(16,153)	(6.7)%	(6,150)	(2.1)%	(10,003)	(162.7)%	(4.6)%
Loss before provision (benefit) for income taxes	(31,289)	(12.9)%	(3,912)	(1.3)%	(27,377)	(699.8)%	(11.6)%
Provision (benefit) for income taxes	(338)	(0.1)%	1,453	0.5%	1,791	123.3%	0.6%
Net loss	$(30,951)	(12.8)%	$(5,365)	(1.8)%	$(25,586)	(476.9)%	(11.0)%

Net sales decreased $56.2 million, or 18.9%, to $241.8 million during the Second Quarter 2026 from $298.0 million during the Second Quarter 2025. The decrease in net sales was driven by a decrease in direct-to-consumer (“DTC”) sales of 15.0% due to lower traffic compared to the Second Quarter 2025. Comparable retail sales in our owned and operated DTC business decreased 16.7% for the Second Quarter 2026. Our consolidated results were also impacted by the planned reduction in shipments for our wholesale channel to align inventory positions with our customers, and to liquidate aged fashion inventories.
Gross profit decreased $18.0 million to $83.3 million during the Second Quarter 2026, compared to $101.3 million during the Second Quarter 2025. Gross margin increased 40 basis points (“bps”) to 34.4% of Net sales in the Second Quarter 2026, compared to 34.0% of Net sales in the Second Quarter 2025. The increase in gross margin was caused primarily by the impact of tariff refunds recognized during the Second Quarter 2026 amounting to approximately $39 million, which was accounted for as a reduction of Cost of sales. Excluding the impact of these refunds, our gross margin decreased 1,550 bps, primarily due to a higher penetration of markdown sales (590 bps), higher tariffs on our product (330 bps), increased store occupancy costs due to new store openings (260 bps), and an increase in inventory reserves (250 bps), partially offset by favorable product mix and costs (100 bps). Adjusted gross profit decreased $17.6 million to $83.7 million during the Second Quarter 2026, compared to $101.3 million during the Second Quarter 2025. Adjusted gross margin increased 60 bps to 34.6% of Net sales during the Second Quarter 2026, compared to 34.0% during the Second Quarter 2025, inclusive of the impact of tariff refunds.
Gross profit is calculated as consolidated Net sales less Cost of sales (exclusive of depreciation and amortization). Gross margin is calculated as gross profit divided by consolidated Net sales. Gross profit as a percentage of Net sales is dependent upon a variety of factors, including changes in the relative sales mix among distribution channels, changes in the mix of products sold, the timing and level of promotional activities, changes in foreign currency exchange rates, and fluctuations in input costs. These factors, among others, may cause gross profit as a percentage of Net sales to fluctuate from period to period.
Selling, general, and administrative expenses increased $0.5 million to $90.1 million during the Second Quarter 2026, compared to $89.6 million during the Second Quarter 2025, and deleveraged 710 bps to 37.2% of Net sales. The increase was primarily due to an increase in store expenses as we opened 19 new stores, combined with the impact of unfavorable foreign currency exchange movements, partially offset by lower marketing expense as we continue to focus on rationalizing our spend, and lower payroll costs from our transformation efforts. Adjusted SG&A expenses were $88.3 million during the Second Quarter 2026, compared to $87.6 million during the Second Quarter 2025, and deleveraged 710 bps to 36.5% of Net sales.
Depreciation and amortization was $6.3 million during the Second Quarter 2026, compared to $7.6 million during the Second Quarter 2025. The decrease was primarily driven by reduced depreciation of capitalized software.
Operating income (loss) was a loss of $(13.0) million during the Second Quarter 2026, compared to income of $4.1 million during the Second Quarter 2025 due to the factors described above, and deleveraged 680 bps to (5.4)% of Net sales. Adjusted operating loss was $(10.9) million in the Second Quarter 2026, compared to Adjusted operating income of $6.1 million in the Second Quarter 2025, and deleveraged 650 bps to (4.5)% of Net sales.
Related party interest expense was $2.1 million during the Second Quarter 2026 compared to $1.9 million during the Second Quarter 2025.
Net interest expense was $18.3 million during the Second Quarter 2026, compared to $8.0 million during the Second Quarter 2025. The increase was due to the amortization of financing costs associated with the monetization of our tariff refund claims and income tax receivable claim. Excluding the impact of these financing costs, net interest expense decreased $0.4 million due to lower average borrowings and interest rates on our debt facilities.
Provision (benefit) for income taxes was a benefit of $(0.3) million during the Second Quarter 2026, compared to a provision of $1.5 million during the Second Quarter 2025. Our effective tax rate was a benefit of 1.1% and a provision of (37.1)% in the Second Quarter 2026 and Second Quarter 2025, respectively. The change in the effective tax rate was primarily due to a higher pretax loss and changes in forecasted earnings mix. We continue to adjust our valuation allowance based on ongoing operating results.
Net loss was $(31.0) million, or $(1.39) per diluted share, during the Second Quarter 2026, compared to $(5.4) million, or $(0.24) per diluted share, during the Second Quarter 2025, due to the factors described above. Adjusted net loss was $(18.2) million, or $(0.82) per diluted share, during the Second Quarter 2026, compared to $(3.4) million, or $(0.15) per diluted share, during the Second Quarter 2025.

The following table sets forth Net sales and Operating income (loss), respectively, by segment, for the periods indicated:

	Thirteen Weeks Ended
	August 1, 2026	August 2, 2025
	(in thousands)
The Children’s Place U.S.	$220,116	$273,187
The Children’s Place International (1)	21,684	24,819
Total net sales	$241,800	$298,006

The Children’s Place U.S.	$(7,622)	$6,284
The Children’s Place International (1)	(5,415)	(2,178)
Total segment operating income (loss)	$(13,037)	$4,106

The Children’s Place U.S.	(3.5)%	2.3%
The Children’s Place International (1)	(25.0)%	(8.8)%
Total segment operating income (loss) as a percentage of net sales	(5.4)%	1.4%
___________________________________________
(1)The Company’s foreign subsidiaries, primarily in Canada, have operating results based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S dollars.
The Children’s Place U.S. Net sales decreased $53.1 million, or 19.4%, to $220.1 million during the Second Quarter 2026, compared to $273.2 million during the Second Quarter 2025, driven by a decrease in DTC sales due to lower traffic compared to the Second Quarter 2025. Our results were also impacted by the planned reduction in shipments for our wholesale channel to align inventory positions with our customers, and to liquidate aged fashion inventories.
The Children’s Place International Net sales decreased $3.1 million, or 12.5%, to $21.7 million during the Second Quarter 2026, compared to $24.8 million during the Second Quarter 2025, driven by a decrease in DTC sales due to lower traffic compared to the Second Quarter 2025.
The Children’s Place U.S. Operating loss was $(7.6) million during the Second Quarter 2026, compared to Operating income of $6.3 million during the Second Quarter 2025, primarily due to lower net sales, as described above.
The Children’s Place International Operating loss was $(5.4) million during the Second Quarter 2026, compared to $(2.2) million during the Second Quarter 2025, primarily due to higher merchandise costs which negatively impacted our margins.
Year-To-Date 2026 Compared to Year-To-Date 2025

	Twenty-six Weeks Ended		Twenty-six Weeks Ended		Variance
	August 1, 2026	% of Net Sales	August 2, 2025	% of Net Sales	$	%	% of Net Sales
	(amounts in thousands)
Net sales	$457,025	100.0%	$540,131	100.0%	$(83,106)	(15.4)%	—%
Cost of sales (exclusive of depreciation and amortization)	320,397	70.1%	368,076	68.1%	47,679	13.0%	(2.0)%
Gross profit	136,628	29.9%	172,055	31.9%	(35,427)	(20.6)%	(2.0)%
Selling, general, and administrative expenses	178,925	39.1%	176,266	32.6%	(2,659)	(1.5)%	(6.5)%
Depreciation and amortization	12,920	2.8%	15,800	2.9%	2,880	18.2%	0.1%
Operating loss	(55,217)	(12.1)%	(20,011)	(3.7)%	(35,206)	(175.9)%	(8.4)%
Related party interest expense	(4,041)	(0.9)%	(3,740)	(0.7)%	(301)	(8.0)%	(0.2)%
Other interest expense, net	(23,900)	(5.2)%	(12,840)	(2.4)%	(11,060)	(86.1)%	(2.8)%
Loss before provision for income taxes	(83,158)	(18.2)%	(36,591)	(6.8)%	(46,567)	(127.3)%	(11.4)%
Provision for income taxes	984	0.2%	2,797	0.5%	1,813	64.8%	0.3%
Net loss	$(84,142)	(18.4)%	$(39,388)	(7.3)%	$(44,754)	(113.6)%	(11.1)%

Net sales decreased $83.1 million, or 15.4%, to $457.0 million during Year-To-Date 2026 from $540.1 million during Year-To-Date 2025. The decrease in net sales was driven by a decrease in DTC sales due to lower traffic. Comparable retail sales in our owned and operated DTC business decreased 12.9% during Year-To-Date 2026. Our consolidated results were also impacted by the planned reduction in shipments for our wholesale channel to align inventory positions with our customers, and to liquidate aged fashion inventories.
Gross profit decreased $35.4 million to $136.6 million during Year-To-Date 2026, compared to $172.1 million during Year-To-Date 2025. Gross margin decreased 200 bps to 29.9% of Net sales during Year-To-Date 2026, compared to 31.9% of Net sales in Year-To-Date 2025. Excluding the impact of tariff refunds recognized during Year-To-Date 2026 amounting to approximately $39 million, which was accounted for as a reduction of Cost of sales, our gross margin decreased 1,040 bps primarily due to a higher penetration of markdown sales (420 bps), higher tariffs on our product (350 bps), increased store occupancy costs due to new store openings (190 bps), and an increase in inventory reserves (170 bps), partially offset by favorable product mix and costs (190 bps). Adjusted gross profit decreased $30.8 million to $141.3 million during Year-To-Date 2026, compared to $172.1 million during Year-To-Date 2025. Adjusted gross margin decreased 100 bps to 30.9% of Net sales during Year-To-Date 2026, compared to 31.9% of Net sales in Year-To-Date 2025, inclusive of the impact of tariff refunds.
Selling, general, and administrative expenses increased $2.7 million to $178.9 million during Year-To-Date 2026, compared to $176.3 million during Year-To-Date 2025, and deleveraged 650 bps to 39.1% of Net sales during Year-To-Date 2026. The increase was primarily due to an increase in store expenses as we opened 20 new stores, combined with the impact of unfavorable foreign currency exchange movements, partially offset by a reduction in marketing expense as we continue to focus on rationalizing our spend, and a decrease in long-term incentive compensation. Adjusted SG&A expenses were $175.8 million during Year-To-Date 2026, compared to $174.2 million during Year-To-Date 2025, and deleveraged 630 bps to 38.5% of Net sales.
Depreciation and amortization was $12.9 million during Year-To-Date 2026, compared to $15.8 million during Year-To-Date 2025. The decrease was primarily driven by reduced depreciation of capitalized software.
Operating loss was $(55.2) million during Year-To-Date 2026, compared to $(20.0) million during Year-To-Date 2025 due to the factors described above, and deleveraged 840 bps to (12.1)% of Net sales. Adjusted operating loss was $(47.1) million during Year-To-Date 2026, compared to $(17.9) million during Year-To-Date 2025.
Related party interest expense was $4.0 million during Year-To-Date 2026, compared to $3.7 million during Year-To-Date 2025.
Net interest expense, was $27.9 million during Year-To-Date 2026, compared to $16.6 million during Year-To-Date 2025. The increase was due to the amortization of financing costs associated with the monetization of our tariff refund claims and income tax receivable claim. Excluding the impact of these financing costs, net interest expense decreased $1.0 million due to lower average borrowings and interest rates on our debt facilities.
Provision for income taxes was $1.0 million during Year-To-Date 2026, compared to $2.8 million during Year-To-Date 2025. Our effective tax rate was a provision of (1.2)% and (7.6)% during Year-To-Date 2026 and Year-To-Date 2025, respectively. The change in the effective tax rate was primarily due to a higher pretax loss and changes in forecasted earnings mix. We continue to adjust our valuation allowance based on ongoing operating results.
Net loss was $(84.1) million, or $(3.79) per diluted share, during Year-To-Date 2026, compared to $(39.4) million, or $(1.80) per diluted share, during Year-To-Date 2025. Adjusted net loss was $(62.6) million, or $(2.82) per diluted share during Year-To-Date 2026, compared to $(36.3) million, or $(1.66) per diluted share, during Year-To-Date 2025.

The following table sets forth Net sales and Operating loss, respectively, by segment, for the periods indicated:

	Twenty-six Weeks Ended
	August 1, 2026	August 2, 2025
	(in thousands)
The Children’s Place U.S.	$415,407	$494,954
The Children’s Place International (1)	41,618	45,177
Total net sales	$457,025	$540,131

The Children’s Place U.S.	$(41,665)	$(13,431)
The Children’s Place International (1)	(13,552)	(6,580)
Total segment operating loss	$(55,217)	$(20,011)

The Children’s Place U.S.	(10.0)%	(2.7)%
The Children’s Place International (1)	(32.6)%	(14.6)%
Total segment operating loss as a percentage of net sales	(12.1)%	(3.7)%
___________________________________________
(1)The Company’s foreign subsidiaries, primarily in Canada, have operating results based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S dollars.
The Children’s Place U.S. Net sales decreased $79.6 million, or 16.1%, to $415.4 million during Year-To-Date 2026, compared to $495.0 million during Year-To-Date 2025, driven by a decrease in DTC sales due to lower traffic. Our results were also impacted by the planned reduction in shipments for our wholesale channel to align inventory positions with our customers, and to liquidate aged fashion inventories.
The Children’s Place International Net sales decreased $3.7 million, or 8.1%, to $41.6 million during Year-To-Date 2026, compared to $45.2 million during Year-To-Date 2025, driven by a decrease in DTC sales due to lower traffic.
The Children’s Place U.S. Operating loss was $(41.7) million during Year-To-Date 2026, compared to $(13.4) million during Year-To-Date 2025, primarily due to lower net sales, as described above.
The Children’s Place International Operating loss was $(13.6) million during Year-To-Date 2026, compared to $(6.6) million during Year-To-Date 2025, primarily due to higher merchandise costs which negatively impacted our margins.
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

	Thirteen Weeks Ended
	August 1, 2026
	(amounts in thousands, except per share amounts)
	Gross profit	Selling, general and administrative expenses	Operating loss	Net loss	Diluted loss per common share
As reported (GAAP)	$83,278	$90,061	$(13,037)	$(30,951)	$(1.39)
Exit from third-party distribution facility (1)	390	—	390	390
Financing charges on monetization of tariff refund claims (2)	—	—	—	9,865
Restructuring costs (3)	—	(1,713)	1,713	1,713
Financing charges on monetization of income tax receivable claim (4)	—	—	—	762
Aggregate impact of non-GAAP adjustments	390	(1,713)	2,103	12,730
Income tax effect	—	—	—	—
As adjusted	$83,668	$88,348	$(10,934)	$(18,221)	$(0.82)
% of Net Sales (GAAP)	34.4%	37.2%	(5.4)%	(12.8)%
% of Net Sales (As adjusted)	34.6%	36.5%	(4.5)%	(7.5)%
____________________________________________
(1)Related to costs incurred due to the early exit from our third-party distribution facility.
(2)Related to amortization of financing costs associated with the monetization of our tariff refund claims.
(3)Related to one-time severance costs incurred for the senior leadership team and other positions eliminated.
(4)Related to amortization of financing costs associated with the monetization of our income tax receivable claim.

	Twenty-six Weeks Ended
	August 1, 2026
	(amounts in thousands, except per share amounts)
	Gross profit	Selling, general and administrative expenses	Operating loss	Net loss	Diluted loss per common share
As reported (GAAP)	$136,628	$178,925	$(55,217)	$(84,142)	$(3.79)
Exit from third-party distribution facility (1)	4,681	—	5,010	5,010
Financing charges on monetization of tariff refund claims (2)	—	—	—	11,929
Restructuring costs (3)	—	(3,151)	3,151	3,151
Financing charges on monetization of income tax receivable claim (4)	—	—	—	1,490
Aggregate impact of non-GAAP adjustments	4,681	(3,151)	8,161	21,580
Income tax effect	—	—	—	—
As adjusted	$141,309	$175,774	$(47,056)	$(62,562)	$(2.82)
% of Net Sales (GAAP)	29.9%	39.1%	(12.1)%	(18.4)%
% of Net Sales (As adjusted)	30.9%	38.5%	(10.3)%	(13.7)%
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

	Thirteen Weeks Ended
	August 2, 2025
	(amounts in thousands, except per share amounts)
	Gross profit	Selling, general and administrative expenses	Operating income	Net loss	Diluted loss per common share
As reported (GAAP)	$101,272	$89,596	$4,106	$(5,365)	$(0.24)
Restructuring costs (1)	—	(1,211)	1,211	1,211
Legal settlement accrual (2)	—	(750)	750	750
Aggregate impact of non-GAAP adjustments	—	(1,961)	1,961	1,961
Income tax effect	—	—	—	—
As adjusted	$101,272	$87,635	$6,067	$(3,404)	$(0.15)
% of Net Sales (GAAP)	34.0%	30.1%	1.4%	(1.8)%
% of Net Sales (As adjusted)	34.0%	29.4%	2.0%	(1.1)%
____________________________________________
(1)Related to one-time severance costs incurred for positions eliminated.
(2)Related to the accrual of costs expected for legal settlements.

	Twenty-six Weeks Ended
	August 2, 2025
	(amounts in thousands, except per share amounts)
	Gross profit	Selling, general and administrative expenses	Operating loss	Net loss	Diluted loss per common share
As reported (GAAP)	$172,055	$176,266	$(20,011)	$(39,388)	$(1.80)
Restructuring costs (1)	—	(2,145)	2,145	2,145
Reversal of legal settlement accrual (2)	—	46	(46)	(46)
Loss on extinguishment of debt (3)	—	—	—	1,039
Aggregate impact of non-GAAP adjustments	—	(2,099)	2,099	3,138
Income tax effect	—	—	—	—
As adjusted	$172,055	$174,167	$(17,912)	$(36,250)	$(1.66)
% of Net Sales (GAAP)	31.9%	32.6%	(3.7)%	(7.3)%
% of Net Sales (As adjusted)	31.9%	32.2%	(3.3)%	(6.7)%
____________________________________________
(1)Related to one-time severance costs incurred for positions eliminated.
(2)Related to the reversal of costs accrued for legal settlements.
(3)Related to write-off of debt issuance costs associated with the partial prepayment of the First Mithaq Term Loan pursuant to the completion of our rights offering in the first quarter of 2025.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our working capital needs typically follow a seasonal pattern, peaking during the third fiscal quarter based on seasonal inventory purchases. Our primary uses of cash are for working capital requirements, which consist primarily of inventory purchases, rent and marketing expenses, the payment of interest expense on our $350.0 million asset-based revolving credit facility (the “ABL Credit Facility”) with Wells Fargo Bank, National Association and our term loan with SLR Credit Solutions (“SLR”), and the financing of capital projects.
During Fiscal 2024, we entered into an interest-free, unsecured and subordinated promissory note with Mithaq Capital SPC, a Cayman segregated portfolio company (“Mithaq”) for a $78.6 million term loan (the “First Mithaq Term Loan”), and a separate unsecured and subordinated promissory note for a $90.0 million term loan (the “Second Mithaq Term Loan”; and together with the First Mithaq Term Loan, collectively, the “Initial Mithaq Term Loans”). As of February 6, 2025, $60.2 million under the First Mithaq Term Loan was repaid pursuant to the completion of our rights offering on February 6, 2025 (“Rights Offering”), leaving $18.4 million outstanding under the First Mithaq Term Loan. Pursuant to our refinancing transactions on December 16, 2025, the Second Mithaq Term Loan was amended to allow us to defer our monthly payments upon written notice to Mithaq, and as an amendment consent fee, its principal amount was increased by $2.7 million to $92.7 million, leaving an aggregate of $111.1 million outstanding under the Initial Mithaq Term Loans as of August 1, 2026.
On December 16, 2025, we entered into a term loan agreement with SLR for a $100.0 million term loan (the “SLR Term Loan”). We used the net proceeds to partially pay down our borrowings under the ABL Credit Facility. The principal amount outstanding as of August 1, 2026 was $100.0 million.
On July 1, 2026, we entered into a Shariah compliant, unsecured and subordinated promissory note with Mithaq for a $15.0 million term loan (the “Third Mithaq Term Loan”; and collectively with the Initial Mithaq Term Loans, the “Mithaq Term Loans”), as the first advance under our $40.0 million senior unsecured credit facility (the “Mithaq Credit Facility”) pursuant to our commitment letter with Mithaq. We received the funds on July 1, 2026, and effective upon the receipt of such funds, our remaining availability under the Mithaq Credit Facility was permanently reduced to $25.0 million.
As of August 1, 2026, we had $160.1 million of outstanding borrowings under our ABL Credit Facility.
Our working capital deficit increased $13.7 million to $53.7 million at August 1, 2026, compared to $40.0 million at August 2, 2025, primarily due to a decrease in inventory due to improved inventory management and an increase in short-term debt and accounts payable balances, partially offset by a decrease in outstanding borrowings under our ABL Credit Facility due to proceeds received from the SLR Term Loan.
As of August 1, 2026, we had total liquidity of $79.7 million, including $47.5 million of availability under our ABL Credit Facility, $25.0 million of availability under our Mithaq Credit Facility, and $7.2 million of cash on hand. At August 1, 2026, we had $21.5 million of outstanding letters of credit with an additional $8.5 million available for issuing letters of credit under our ABL Credit Facility.
We expect to be able to meet our working capital and capital expenditure requirements for at least the next twelve months from the date that our consolidated financial statements for the Second Quarter 2026 were issued, by using our cash on hand, cash flows from operations, and availability under our ABL Credit Facility and Mithaq Credit Facility.
Share Repurchase Program
In November 2021, the Board authorized a $250.0 million share repurchase program (the “Share Repurchase Program”). Currently, given the terms of our credit agreement with Wells Fargo as its administrative agent and our term loan agreement with SLR, the repurchase of any shares would require fulfilling stringent payment conditions under those agreements, except that repurchases of shares as described in “Note 8. Stockholders’ Deficit” of the consolidated financial statements, pursuant to our practice as a result of our insider trading policy, are expressly permitted. As of August 1, 2026, there was $156.1 million remaining availability under the Share Repurchase Program.
Cash Flows and Capital Expenditures
Cash used in operating activities was $32.3 million during Year-To-Date 2026, compared to $73.4 million during Year-To-Date 2025, primarily due to better working capital management with a reduction in inventory levels and an increase in accounts payable balances, partially offset by higher net losses incurred during the year.
Cash used in investing activities was $13.7 million during Year-To-Date 2026, compared to $4.8 million during Year-To-Date 2025, driven by higher capital expenditures due to store openings.

Cash provided by financing activities was $48.4 million during Year-To-Date 2026, compared to $77.8 million during Year-To-Date 2025. The decrease primarily resulted from lower net borrowings under our ABL Credit Facility, in addition to lower capital raised from the Third Mithaq Term Loan proceeds compared to the net proceeds from the Rights Offering in the prior year.
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
Selected Consolidated Balance Sheets Data
Certain components of our Consolidated Balance Sheets were as follows:

	August 1, 2026	January 31, 2026	August 2, 2025
	(in thousands)
Accounts receivable	$44,616	$25,967	$54,365
Inventories	340,213	325,100	442,705
Accounts payable	146,201	108,481	132,436
Accounts receivable were $44.6 million as of August 1, 2026, compared to $54.4 million as of August 2, 2025 and $26.0 million as of January 31, 2026. The decrease of $9.7 million, or 17.9%, compared to August 2, 2025 was primarily driven by a decrease in wholesale receivables due to lower net sales. The increase of $18.6 million or 71.8%, compared to January 31, 2026 was primarily driven by an increase in sales due to seasonality.
Inventories were $340.2 million as of August 1, 2026, compared to $442.7 million as of August 2, 2025 and $325.1 million as of January 31, 2026. The decrease of $102.5 million, or 23.2% compared to August 2, 2025 was primarily driven by improved inventory management as we continue to align our inventory levels with anticipated demand and sell through excess inventory on hand. The increase of $15.1 million, or 4.6%, compared to January 31, 2026 was primarily driven by a buildup of inventory based on seasonal needs.
Accounts payable were $146.2 million as of August 1, 2026, compared to $132.4 million as of August 2, 2025 and $108.5 million as of January 31, 2026. The increase of $13.9 million, or 10.5%, compared to August 2, 2025, was due to the timing of receipts and payments. The increase of $37.8 million, or 34.8%, compared to January 31, 2026, was primarily the result of higher inventory purchases based on seasonal needs.
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
For the Second Quarter 2026 and Second Quarter 2025, we recognized $2.6 million and $5.4 million, respectively, in interest expense related to the ABL Credit Facility. During the Year-To-Date 2026 and the Year-To-Date 2025, we recognized $4.8 million and $10.2 million, respectively, in interest expense related to the ABL Credit Facility.
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
The ABL Credit Facility contains covenants, which include conditions on stock buybacks and the payment of cash dividends or similar payments. These covenants also limit our ability to incur certain liens, to incur certain indebtedness, to make certain investments, acquisitions, or dispositions or to change the nature of our business. Pursuant to a prior amendment, the requisite payment condition thresholds for some of these covenants were heightened, resulting in certain actions such as the repurchase of shares and payment of cash dividends becoming more difficult to perform. Additionally, if we are unable to maintain a certain amount of excess availability for borrowings, we may be subject to cash dominion, and pursuant to the Eighth Amendment, we are required to maintain excess availability of at least $35.0 million, subject to increase based on our borrowing base (the “excess availability requirement”). We were in compliance with this excess availability requirement as of August 1, 2026.
The ABL Credit Facility contains customary events of default, which include (subject in certain cases to customary grace and cure periods) nonpayment of principal or interest, breach of covenants, failure to pay certain other indebtedness, and certain events of bankruptcy, insolvency or reorganization, such as a change of control.
As of August 1, 2026, January 31, 2026, and August 2, 2025, unamortized deferred financing costs amounted to $5.0 million, $5.6 million, and $2.7 million, related to our ABL Credit Facility.
The table below presents the components of our ABL Credit Facility:

	August 1, 2026	January 31, 2026	August 2, 2025
	(in millions)
Borrowing base	$265.7	$234.2	$356.4
Credit facility size	350.0	350.0	433.0
Maximum borrowing availability (1)	229.1	199.2	356.4

Outstanding borrowings	160.1	131.1	294.4
Letters of credit outstanding—standby	21.5	23.7	18.2
Utilization of credit facility at end of period	181.6	154.8	312.6

Availability (2)	$47.5	$44.4	$43.8

Interest rate at end of period	6.6%	6.5%	7.6%
Average interest rate	6.5%	7.6%	7.7%
Average end-of-day loan balance during the period	$139.6	$248.7	$261.7
Highest end-of-day loan balance during the period	$172.2	$302.7	$302.3
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
(2)The sublimit availability for letters of credit was $8.5 million as of August 1, 2026, $6.3 million as of January 31, 2026, and $6.8 million as of August 2, 2025.

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
The SLR Term Loan contains certain customary events of default, which include (subject in certain cases to customary grace periods), nonpayment of principal, breach of other covenants of the SLR Term Loan, inaccuracy in representations or warranties, acceleration of certain other indebtedness (including under the Credit Agreement), certain events of bankruptcy, insolvency or reorganization, such as a change of control, and invalidity of any part of the SLR Term Loan. Additionally, the SLR Term Loan contains the same excess availability requirement as the ABL Credit Facility. We were in compliance with this excess availability requirement as of August 1, 2026.
For the Second Quarter 2026 and Year-To-Date 2026, we recognized $2.4 million and $4.6 million in interest expense related to the SLR Term Loan. As of August 1, 2026, the interest rate was 10.1%.
As of August 1, 2026 and January 31, 2026, unamortized deferred financing costs amounted to $2.3 million and $2.4 million, respectively, related to the SLR Term Loan.
Initial Mithaq Term Loans
Mithaq Capital SPC, a Cayman segregated portfolio company (“Mithaq”), is a controlling stockholder of the Company. We maintain an interest-free, unsecured and subordinated promissory note with Mithaq (the “First Mithaq Term Loan”), dated February 29, 2024, by and among the Company, certain of its subsidiaries, and Mithaq. During Fiscal 2025, $60.2 million under the First Mithaq Term Loan was repaid pursuant to the completion of our rights offering on February 6, 2025 (“Rights Offering”), leaving $18.4 million outstanding under the First Mithaq Term Loan as of August 1, 2026.
The First Mithaq Term Loan matures on April 16, 2031 and is guaranteed by each of our subsidiaries that guarantees our ABL Credit Facility and the SLR Term Loan.
We also maintain an unsecured and subordinated promissory note with Mithaq for a $90.0 million term loan (the “Second Mithaq Term Loan”; and together with the First Mithaq Term Loan, collectively, the “Initial Mithaq Term Loans”), dated April 16, 2024, by and among the Company, certain of its subsidiaries, and Mithaq.
The Second Mithaq Term Loan also matures on April 16, 2031, and requires monthly payments equivalent to interest charged at the SOFR per annum plus 4.000%, with the first year’s monthly payments to Mithaq deferred until April 30, 2025. On April 28, 2025, the Company and Mithaq entered into Amendment No. 1 to the Second Mithaq Term Loan promissory note, which subjected these deferred monthly payments due as of April 30, 2025 to a payment plan, payable in installments prior to the end of Fiscal 2025. The Second Mithaq Term Loan is guaranteed by each of our subsidiaries that guarantees our ABL Credit Facility and the SLR Term Loan.
Pursuant to our refinancing transactions on December 16, 2025, the Second Mithaq Term Loan was further amended to allow us to defer its monthly payments upon written notice to Mithaq, and as an amendment consent fee, its principal amount was increased by $2.7 million to $92.7 million, leaving an aggregate of $111.1 million outstanding under the Initial Mithaq Term Loans. These amendments were evaluated under FASB ASC 470 — Debt, and accounted for as debt modifications.

For the Second Quarter 2026 and Second Quarter 2025, we recognized $1.8 million and $1.9 million, respectively, in interest-equivalent expense related to the Second Mithaq Term Loan. During the Year-To-Date 2026 and the Year-To-Date 2025, we recognized $3.5 million and $3.7 million, respectively, in interest expense related to the Second Mithaq Term Loan. As of August 1, 2026, the interest-equivalent rate was 7.6%.
During the Second Quarter 2026, we deferred all interest-equivalent payments to Mithaq, which is expected to be settled upon maturity of the Second Mithaq Term Loan. During the Second Quarter 2025, we paid $3.3 million in interest-equivalent charges to Mithaq. These payments were made in the form of Murabaha transactions to be compliant with Shariah law. The purchase and sale of commodities as a result of these transactions were accounted for in accordance with FASB ASC 610 — Other income, and presented on a net basis within Related party interest expense. As of August 1, 2026, January 31, 2026, and August 2, 2025, interest-equivalent expense payable to Mithaq was $9.1 million, $5.6 million, and $7.0 million, respectively. As the payments due as of August 1, 2026 are not expected to be settled within 12 months due to payment condition restrictions within the Credit Agreement, the amounts payable are recorded within Other long-term liabilities.
The Initial Mithaq Term Loans are subject to an amended and restated subordination agreement (as amended from time to time, the “Mithaq Subordination Agreement”), dated as of April 16, 2024, by and among the Company and certain subsidiaries, Wells Fargo and Mithaq, pursuant to which the Initial Mithaq Term Loans are subordinated in payment priority to our payment obligations under the Credit Agreement.
Pursuant to our refinancing transactions in December 2025, the Initial Mithaq Term Loans are also subordinated in payment priority to our payment obligations under the SLR Term Loan. Subject to such subordination terms, the Initial Mithaq Term Loans are prepayable at any time and from time to time without penalty and do not require any mandatory prepayments.
The Initial Mithaq Term Loans contain customary affirmative and negative covenants substantially similar to a subset of the covenants set forth in the Credit Agreement, including limits on our ability to incur certain liens, to incur certain indebtedness, to make certain investments, acquisitions, dispositions or restricted payments, or to change the nature of our business. The Initial Mithaq Term Loans, however, do not provide for any closing, prepayment or exit fees, or other fees typical for transactions of this nature, do not impose additional reserves on borrowings under the Credit Agreement, and do not contain certain other restrictive covenants.
The Initial Mithaq Term Loans contain certain customary events of default, which include (subject in certain cases to customary grace periods), nonpayment of principal, breach of other covenants of the Initial Mithaq Term Loans, inaccuracy in representations or warranties, acceleration of certain other indebtedness (including under the Credit Agreement), certain events of bankruptcy, insolvency or reorganization, such as a change of control, and invalidity of any part of the Initial Mithaq Term Loans.
As of August 1, 2026, January 31, 2026, and August 2, 2025, unamortized deferred financing costs amounted to $3.2 million, $3.6 million, and $1.2 million, respectively, related to the Initial Mithaq Term Loans.
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
If any debt is incurred under the Mithaq Credit Facility, it shall require monthly payments equivalent to interest charged at the SOFR per annum plus 9.000%. Such debt shall be unsecured and shall be guaranteed by each of our subsidiaries that guarantees our ABL Credit Facility and the SLR Term Loan. Similar to the Initial Mithaq Term Loans, such debt shall also be subject to the Mithaq Subordination Agreement, contain customary affirmative and negative covenants substantially similar to a subset of the covenants set forth in the Credit Agreement, and contain certain customary events of default. Additionally, such debt shall require no mandatory prepayments and shall mature no earlier than December 16, 2030.
On July 1, 2026, the Company and certain subsidiaries entered into a Shariah compliant, unsecured and subordinated promissory note with Mithaq for a $15.0 million term loan (the “Third Mithaq Term Loan”; and collectively with the Initial Mithaq Term Loans, the “Mithaq Term Loans”), as the first advance under our $40.0 million Mithaq Credit Facility. The net proceeds from the Third Mithaq Term Loan were received by the Company on July 1, 2026 and used to partially pay down our borrowings under the ABL Credit Facility, to reduce a portion of our accounts payable balances with vendors, and for other working capital purposes. As of August 1, 2026, our remaining availability under the Mithaq Credit Facility was $25.0 million.
Similar to the Initial Mithaq Term Loans, the Third Mithaq Term Loan matures on April 16, 2031, and is guaranteed by each of the Company’s subsidiaries that guarantees the ABL Credit Facility and the SLR Term Loan.

Similar to the Second Mithaq Term Loan, the Third Mithaq Term Loan requires monthly payments equivalent to interest charged at the SOFR per annum plus 9.000%, with such payments subject to deferral by the Company upon written notice to Mithaq.
For the Second Quarter 2026 and Year-To-Date 2026, we recognized $0.2 million in interest expense related to the Third Mithaq Term Loan. As of August 1, 2026, the interest-equivalent rate was 12.6%.
In addition, similar to the Initial Mithaq Term Loans, the Third Mithaq Term Loan is subject to the Mithaq Subordination Agreement, pursuant to which the Third Mithaq Term Loan is also subordinated in payment priority to the obligations of the Company and our subsidiaries under the Credit Agreement and the SLR Loan Agreement. Subject to such subordination terms, the Third Mithaq Term Loan is also prepayable at any time and from time to time without penalty and does not require any mandatory prepayments.
Similar to the Initial Mithaq Term Loans, the Third Mithaq Term Loan also contains customary affirmative and negative covenants substantially similar to a subset of the covenants set forth in the Credit Agreement, including limits on the ability of the Company and our subsidiaries to incur certain liens, to incur certain indebtedness, to make certain investments, acquisitions, dispositions or restricted payments, or to change the nature of its business. The Third Mithaq Term Loan, however, does not provide for any closing, prepayment or exit fees, or other fees typical for transactions of this nature, does not impose additional reserves on borrowings under the Credit Agreement, and does not contain certain other restrictive covenants.
Similar to the Initial Mithaq Term Loans, the Third Mithaq Term Loan also contains certain customary events of default, which include (subject in certain cases to customary grace periods), nonpayment of principal, breach of other covenants of the Third Mithaq Term Loan, inaccuracy in representations or warranties, acceleration of certain other indebtedness (including under the Credit Agreement), certain events of bankruptcy, insolvency or reorganization, such as a change of control, and invalidity of any part of the Third Mithaq Term Loan.
Maturities of our principal debt payments on the SLR Term Loan, and the Mithaq Term Loans are as follows:

August 1, 2026
(in thousands)
Remainder of 2026	$—
2027	—
2028	—
2029	—
2030	100,000
2031	126,113
Total principal debt payments	$226,113
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
The monetization of our income tax receivable claim was accounted for in accordance with FASB ASC 470 — Debt, and presented as Short-term debt. As of August 1, 2026, the unamortized financing costs amounted to $2.2 million. These costs are being amortized through the expected settlement date of the claim and recorded in Interest expense based on an effective interest rate of 18.0%.

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
The monetization of our tariff refund claims was accounted for in accordance with FASB ASC 470 — Debt, and presented as Short-term debt. During the Second Quarter 2026, we received tariff refunds amounting to approximately $39 million (excluding interest), the majority of which was remitted to Alnus which reduced the Short-term debt outstanding. As of August 1, 2026, the unamortized financing costs amounted to $0.6 million. These costs are being amortized through the expected settlement date of the claim and recorded in Interest expense. Refer to “Note 1. Basis of Presentation” of the accompanying consolidated financial statements for the related accounting policy update on tariff refund claims.

SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES
We describe our significant accounting policies in “Note 1. Basis of Presentation and Summary of Significant Accounting Policies” of the consolidated financial statements included in our most recent Annual Report on Form 10-K for the fiscal year ended January 31, 2026. Except as described in “Note 1. Basis of Presentation” of the accompanying consolidated financial statements, there have been no significant changes in our accounting policies from those described in our most recent Annual Report on Form 10-K.
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
Interest Rates
From and after February 1, 2026, and on the first day of each fiscal quarter thereafter, based on the amount of our average daily excess availability under the ABL Credit Facility, borrowings outstanding under the facility bear interest, at our option, at (i) the prime rate per annum, plus a margin of 1.000%, 1.250% or 1.500%; or (ii) the SOFR per annum, plus a margin of 2.000%, 2.250% or 2.500%. As of August 1, 2026, we had $160.1 million in borrowings under our ABL Credit Facility.
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
The Second Mithaq Term Loan requires monthly payments equivalent to interest charged at the SOFR per annum plus 4.000%, with the first year’s monthly payments to Mithaq deferred until April 30, 2025. On April 28, 2025, the Company and Mithaq entered into Amendment No. 1 to the Second Mithaq Term Loan promissory note, which subjected these deferred monthly payments due as of April 30, 2025 to a payment plan, payable in installments prior to the end of Fiscal 2025. Pursuant to our refinancing transactions in December 2025, the Second Mithaq Term Loan was further amended to allow us to defer our monthly payments upon written notice to Mithaq.
As of August 1, 2026, we had $15.0 million in outstanding borrowings under our Mithaq Credit Facility. The Third Mithaq Term Loan requires monthly payments equivalent to interest charged at the SOFR per annum plus 9.000%, with such payments subject to deferral upon written notice to Mithaq.
A 10% change in the base rate or SOFR would not have had a material impact on our interest expense for any of our indebtedness described above.
Assets and Liabilities of Foreign Subsidiaries
Assets and liabilities outside the United States are primarily located in Canada and Hong Kong, where our investments in our subsidiaries are considered long-term. As of August 1, 2026, net liabilities in Canada and Hong Kong amounted to $24.6 million. A 10% increase or decrease in the Canadian and Hong Kong foreign currency exchange rates would increase or decrease the corresponding net investment by $2.5 million. All changes in the net investments in our foreign subsidiaries are recorded in other comprehensive loss.
As of August 1, 2026, we had $3.2 million of our cash and cash equivalents held in foreign subsidiaries, of which $1.2 million was in India, $0.9 million was in China, $0.8 million was in Canada, $0.2 million was in Hong Kong, and $0.1 million was held in other foreign countries.
We have subsidiaries whose operating results are based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars.

The table below summarizes the average translation rates that most significantly impact our operating results:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Average Translation Rates (1)
Canadian dollar	0.7160	0.7279	0.7227	0.7164
Hong Kong dollar	0.1276	0.1276	0.1277	0.1281
____________________________________________
(1)The average translation rates are the average of the monthly translation rates used during each fiscal year to translate the respective income statements. Each rate represents the U.S. dollar equivalent of the respective foreign currency.
Foreign Operations
We have exchange rate exposure primarily with respect to certain revenues and expenses denominated in Canadian and Hong Kong dollars. As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses. Assuming a 10% change in foreign currency exchange rates, the Second Quarter 2026 net sales would have decreased or increased by approximately $3.8 million, and total costs and expenses would have decreased or increased by approximately $6.0 million. Additionally, we have foreign currency denominated receivables and payables that, when settled, result in transaction gains or losses. A 10% change in foreign currency exchange rates would not result in a significant transaction gain or loss in earnings.
We import a vast majority of our merchandise from foreign countries, primarily Bangladesh, Vietnam, Ethiopia, Cambodia, China, Indonesia, and Kenya. Consequently, any significant or sudden change in the political, foreign trade, financial, banking, currency policies and practices, or the occurrence of significant labor unrest in these countries or changes in foreign policies of the United States, could have a material adverse impact on our business, financial position, results of operations, and cash flows.

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
Management, including our President and Interim Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of August 1, 2026.
Based on that evaluation, our President and Interim Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level, as of August 1, 2026, to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive, principal accounting, and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended August 1, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
In November 2021, our board of directors authorized a $250.0 million share repurchase program (the “Share Repurchase Program”). Under this program, we may repurchase shares on the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, and other market and business conditions. We may suspend or discontinue the program at any time and may thereafter reinstitute purchases, all without prior announcement. Currently, given the terms of our credit agreement, dated May 9, 2019 (as amended from time to time), by and among the Company and certain subsidiaries, with Wells Fargo, National Association as the sole lender party thereto, and our term loan agreement with SLR Credit Solutions (“SLR”) and other affiliated SLR entities as the lenders party thereto, our repurchase of any shares would require fulfilling stringent payment conditions under those agreements, except that repurchases of shares as described below, pursuant to our practice as a result of our insider trading policy, are expressly permitted. As of August 1, 2026, there was $156.1 million remaining availability under the Share Repurchase Program.
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
The following table provides a month-to-month summary of our share repurchase activity during the Second Quarter 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs
May 3, 2026 through May 30, 2026 (1)	1,185	$3.55	1,185	$156,093
May 31, 2026 through July 4, 2026	—	—	—	156,093
July 5, 2026 through August 1, 2026	—	—	—	156,093
Total	1,185	$3.55	1,185
____________________________________________
(1)Includes 1,185 shares withheld to cover taxes in conjunction with the vesting of stock awards.

ITEM 5.    OTHER INFORMATION.
During the Second Quarter 2026, none of the Company’s directors or officers, as defined in Section 16 of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Exchange Act.

ITEM 6.    EXHIBITS.
The following exhibits are filed with this Quarterly Report on Form 10-Q:

10.2(+)	Letter Agreement dated September 11, 2026 between The Children’s Place, Inc. and Muhammad Umair.
31.1(+)	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2(+)	Certificate of Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32(+)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
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

THE CHILDREN’S PLACE, INC.

Date:	September 14, 2026	By:	/S/ Muhammad Asif Seemab
Muhammad Asif Seemab
President and Interim Chief Executive Officer
(Principal Executive Officer)

Date:	September 14, 2026	By:	/S/ John Szczepanski
John Szczepanski
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)